Form 10-K
period 2017-12-31
Federal Home Loan Bank of Atlanta
filed 2018-03-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2017, the aggregate par value of the stock held by current and former members of the registrant was $4,681,354,700. As of February 28, 2018, 58,472,142 total shares were outstanding, including mandatorily redeemable capital stock.

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

Special Cautionary Notice Regarding Forward-looking Statements

This Report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same regulations. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” ”likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A--Risk Factors and the risks set forth below. Accordingly, the Bank cautions that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, the reader is cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and the Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on its behalf.

Forward-looking statements in this report may include, among others, the Bank’s expectations for:

•	the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•	future performance, including profitability, dividends, retained earnings, developments, or market forecasts;

•	repurchases of stock in excess of a stockholder’s total stock investment requirement (excess stock);

•	credit losses on advances and investments in mortgage loans and mortgage-backed securities (MBS), particularly private-label MBS;

•	balance sheet changes and components thereof, such as changes in advances balances and the size of the Bank’s portfolio of investments in mortgage assets;

•	the Bank’s minimum retained earnings target;

•	the interest rate environment in which the Bank does business;

•	forward-looking accounting and financial statement effects; and

•	those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

Actual results may differ from forward-looking statements for many reasons including, but not limited to:

•
future economic and market conditions, including, for example, inflation and deflation, the timing and volume of market activity; general consumer confidence and spending habits; the strength of local economies in which the Bank conducts its business; housing prices, employment rates, and interest-rate changes that affect the housing markets;

•
changes in the demand for the Bank’s advances and other products and services resulting from changes in members’ deposit flows and credit demands, as well as from changes in other sources of funding and liquidity available to members;

•	changes in the financial health of the Bank’s members;

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

•	changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks; and

•	adverse developments or events, including financial restatements, affecting or involving one or more other FHLBanks or the FHLBank System in general.
These risk factors are not exhaustive. New risk factors may emerge from time to time. The Bank cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

PART I

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

Cooperative. The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 866 financial institutions, comprised of 533 commercial banks, 76 savings institutions, 217 credit unions, 33 insurance companies, and seven CDFIs as of December 31, 2017.

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

The Bank’s primary source of funds is proceeds from the sale of FHLBank debt instruments to the public. These debt instruments, known as “consolidated obligations,” are the joint and several obligations of all the FHLBanks. Because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at favorable rates. The Bank’s cooperative ownership structure allows the Bank to pass along the benefit of these low funding rates to its members. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

Business. The Bank manages its operations as one business segment. Management and the Bank’s board of directors review enterprise-wide financial information in order to make operating decisions and assess performance.

The Finance Agency assesses each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which includes advances and acquired member assets, to consolidated obligations. The Bank’s core mission activities primarily include the making of advances. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations for each FHLBank’s strategic plan:

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

The Bank’s core mission asset ratio was 74.3 percent as of December 31, 2017.

Under the FHLBank Act, the Bank is exempt from ordinary federal, state, and local taxation, except real property taxes. It does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

For additional information regarding the Bank’s financial condition, changes in financial condition, and results of operations, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products and Services

The Bank’s products and services include the following:

•	Credit Products;

•	Community Investment Services; and

•	Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $102.4 billion and $99.1 billion as of December 31, 2017 and 2016, respectively, and advances represented 69.9 percent and 71.5 percent of total assets as of December 31, 2017 and 2016, respectively. Advances generated 53.8 percent, 53.0 percent, and 23.2 percent of total interest income for the years ended December 31, 2017, 2016, and 2015, respectively.

Advances serve as a funding source for the Bank’s members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

Generally, member institutions use the Bank’s advances for one or more of the following purposes:

•	providing funding for mortgages held in the member’s portfolio, including both conforming and nonconforming mortgages;

•	providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	providing funding for commercial real estate loans;

•	assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member’s balance sheet to interest-rate changes;

•	providing a cost-effective alternative to meet contingent liquidity needs and adhere to liquidity management strategies; and

•	providing funding for community investment and economic development.

Pursuant to statutory and regulatory requirements, the Bank may only make long-term advances to community financial institutions for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which may include defined small business loans, small farm loans, small agri-business loans, and community development loans. The Bank’s management indirectly monitors the purpose for which members use advances through limitations on eligible collateral and as described below.

The Bank obtains a security interest in eligible collateral to secure a member’s advance prior to the time that the Bank originates or renews an advance. Eligible collateral is defined by the FHLBank Act, Finance Agency regulations, and the Bank’s credit and collateral policy. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank may also require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

The Bank’s management assesses member creditworthiness and financial condition, typically on a quarterly basis, to determine the term and maximum dollar amount of advances that the Bank will lend to a particular member. In addition, the Bank discounts eligible collateral and periodically revalues the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

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

The Bank offers standard and customized advances to fit a variety of member needs. Generally, the Bank offers maturities as described below, but longer maturities are available, which are subject to a member’s financial condition and available funding. The Bank’s advances include, among other products, the following:

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

•
Principal Reducing Credit Advance (PRC Advance). The PRC Advance is a fixed-rate advance with a final maturity generally of up to 20 years and predetermined principal reductions on specific dates. The reduction schedule is predetermined by the borrower and may be scheduled on a monthly, quarterly, semi-annual, or annual basis. Amortization options include equal payments or structures similar to a mortgage.

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

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 9—Advances to the Bank’s 2017 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$42,984	42.04	$38,941	39.62
Adjustable or variable-rate indexed	38,344	37.50	34,930	35.54
Hybrid	18,901	18.48	21,453	21.83
Convertible	693	0.68	1,497	1.52
Principal reducing credit	1,327	1.30	1,467	1.49
Total par value	$102,249	100.00	$98,288	100.00
 ____________
(1) Includes convertible advances whose conversion options have expired.

The Bank establishes interest rates on advances using the Bank’s cost of funds on consolidated obligations and the interest-rate swap market. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in most advance transactions. With respect to callable advances, prepayment fees apply to prepayments on dates other than option exercise dates. The Bank also offers variable-rate prepayable advances, in which prepayment fees apply to prepayments made on dates other than certain specified dates. As required by Finance Agency regulations, the prepayment fee is intended to make the Bank financially indifferent to a borrower’s decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2017
Institution	State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Bank of America, National Association	North Carolina	$21,010	20.55	1.32
Navy Federal Credit Union	Virginia	15,530	15.19	2.26
Capital One, National Association	Virginia	8,608	8.42	1.45
TIAA, FSB	Florida	7,081	6.92	1.78
Branch Banking and Trust Company	North Carolina	5,042	4.93	1.90
BankUnited, National Association	Florida	4,771	4.67	1.40
Regions Bank	Alabama	4,152	4.06	1.44
Pentagon Federal Credit Union	Virginia	2,361	2.31	2.48
Compass Bank	Alabama	1,625	1.59	1.73
United Bank	Virginia	1,260	1.23	1.60
Subtotal (10 largest borrowers)		71,440	69.87	1.69
Subtotal (all other borrowers)		30,809	30.13	1.72
Total par value		$102,249	100.00	1.70
 ____________
(1) The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and collateral valuation methodology as it relates to its advance activity is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Advances.

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to 10 years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as they are for advances. Standby letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $30.2 billion and $32.7 billion of outstanding standby letters of credit as of December 31, 2017 and 2016, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2017
Institution	State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	North Carolina	$31,108	23.49
Navy Federal Credit Union	Virginia	15,661	11.82
Capital One, National Association	Virginia	9,115	6.88
Compass Bank	Alabama	8,218	6.21
TIAA, FSB	Florida	7,232	5.46
SunTrust Bank	Georgia	6,708	5.06
Branch Banking and Trust Company	North Carolina	5,042	3.81
BankUnited, National Association	Florida	4,771	3.60
Pentagon Federal Credit Union	Virginia	4,289	3.24
Regions Bank	Alabama	4,152	3.14
Subtotal (10 largest borrowers)		96,296	72.71
Subtotal (all other borrowers)		36,142	27.29
Total advances par value and standby letters of credit		$132,438	100.00

Community Investment Services

Each FHLBank contributes 10 percent of its income subject to assessment to the Affordable Housing Program (AHP), or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below.

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

•
the Set-aside AHP currently consists of the following nine distinct products: First-time Homebuyer, Community Partners, Foreclosure Recovery, Veterans Purchase, Returning Veterans Purchase, Veterans Rehabilitation, Returning Veterans Rehabilitation, Community Rebuild and Restore, and Structured Partnership Product. The Set-aside AHP products are available on a first-come, first-served basis and provide no-cost funds through member financial institutions to be used for down payments, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

The Bank’s AHP assessments were $39 million, $31 million, and $33 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provide members an alternative to holding mortgage loans in a portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® Program (MPF® Program), a program developed by FHLBank Chicago and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios. In 2014, the Bank renewed its participation in the MPF Program. The Bank now offers the following MPF Program products: MPF Xtra, MPF Direct, and MPF Government MBS, through which the Bank facilitates third parties’ purchases of PFI loans rather than holding such loans as Bank assets.

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

Traditional MPF Products. The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. One of the Bank’s PFIs under the traditional MPF products, Branch Banking and Trust Company, was among the Bank’s top 10 borrowers as of December 31, 2017.

MPF Xtra. In 2014, the Bank began to offer the MPF Xtra product to members. Under the MPF Xtra product, FHLBank Chicago purchases residential, conforming fixed-rate mortgage loans from the Bank’s PFIs and concurrently sells these loans to Fannie Mae. The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold to FHLBank Chicago through the MPF Xtra product in exchange for the Bank’s role in facilitating the sale. The MPF Xtra loans are passed through to Fannie Mae as a third-party investor and do not become Bank assets.

MPF Direct. In 2015, the Bank began to offer the MPF Direct product to members. MPF Direct is a jumbo loan product that partners the MPF program with Redwood Trust, Inc., a real estate investment trust. This partnership offers PFIs the opportunity to sell their fixed-rate mortgages with loan balances greater than the conforming loan limit up to $2.5 million into the secondary market. The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold through the MPF Direct product in exchange for the Bank’s role in facilitating the sale. The MPF Direct loans are passed through to Redwood Trust, Inc. and do not become Bank assets.

MPF Government MBS. In 2015, the Bank began to offer the MPF Government MBS product to members. MPF Government MBS is a product whereby the FHLBank Chicago purchases government-insured and/or -guaranteed loans from eligible PFIs, and the purchased loans are aggregated as “held for sale” and pooled into securities guaranteed by the Government National Mortgage Association (Ginnie Mae). The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold through the MPF Government MBS product in exchange for the Bank’s role in facilitating the sale.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance®”, “MPF®,” and “MPF Xtra®” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2017.

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

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Mortgage Loan Programs.

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2017, the Bank’s investment securities consist of MBS issued by GSEs, U.S. government agencies, or private-label securities; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The Bank ceased purchasing private-label MBS in 2008. The investment securities portfolio generally provides the Bank with higher returns than those available in other investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. agency and GSE securities were 61.0 percent and 65.8 percent of the Bank’s total investments as of December 31, 2017 and 2016, respectively, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 44.6 percent, 44.2 percent, and 70.3 percent of total interest income for the years ended December 31, 2017, 2016, and 2015, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance included a carrying value of $866 million and $1.1 billion, respectively, of MBS that were issued by one of the Bank’s members or an affiliate of a member as of December 31, 2017 and 2016. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2017 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

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

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

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

To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank. However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its obligations, the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis the Finance Agency may determine.

Finance Agency regulations also state that the Bank must maintain the following types of assets that are free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the consolidated obligations outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of consolidated obligations shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2017 and 2016.

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

Consolidated Obligation Discount Notes. Through the Office of Finance, the FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members, for the Bank’s other investments, and for the Bank’s variable-rate and convertible advance programs. These securities have maturities up to 366 days and are offered daily through a consolidated obligation discount note selling group. Discount notes are issued at a discount and mature at par.

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payments of all current obligations (which includes the Bank’s obligation to pay principal and interest on consolidated obligations issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

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

Regulations permit a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until the Finance Agency has approved the FHLBank’s consolidated obligation payment plan or inter-FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.2 billion and $1.1 billion as of December 31, 2017 and 2016, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $106.4 billion and $88.7 billion as of December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the membership stock requirement was 0.09 percent (nine basis points) of the member’s total assets, subject to a cap of $15 million.

As of December 31, 2017, the activity-based stock requirement was the sum of the following:

•	4.25 percent of the member’s outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), although this percentage was set at zero as of December 31, 2017. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt/equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2017.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5, Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2017 audited financial statements.

Derivatives

Finance Agency regulations and the Bank’s Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit the trading or speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the exposure to interest-rate risk inherent in otherwise unhedged assets and funding positions and to achieve the Bank’s risk management objectives. These derivatives consist of interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

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

The total notional amount of the Bank’s outstanding derivatives was $58.9 billion and $81.2 billion as of December 31, 2017 and 2016, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. For further discussion as to how the Bank manages its credit risk and market risk on its derivatives, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank’s members, such as demand deposits, brokered deposits, and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Larger members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a number of factors, including market conditions, member liquidity levels, members’ creditworthiness, and availability of collateral.

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

The Bank has an internal audit department; the Bank’s board of directors has an audit committee; and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The Finance Agency receives the Bank’s Report and audited financial statements. The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Available Information

The Bank is required to file with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding the Bank’s electronic filings located at http://www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330.

The Bank’s website is located at www.fhlbatl.com. The Bank posts its annual report on Form 10-K on its website as soon as reasonably practicable after it is filed with the SEC, and the Bank also provides a link to the SEC website that has all of the Bank’s SEC filings.

The content of the websites referenced above is not incorporated by reference into this Report or in any other report or document that the Bank files with the SEC, and any references to these websites are intended to be inactive textual references only.

Personnel

As of December 31, 2017, the Bank employed 322 full-time and 3 part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except for real property tax. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $39 million, $31 million, and $33 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Item 1A. Risk Factors.

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. These risks should be read in conjunction with the other information included in this Report, including, without limitation, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the financial statements and notes, and “Special Cautionary Notice Regarding Forward-looking Statements.” The risks described below, if realized, could negatively impact the Bank’s business operations, financial condition, and future results of operations and, among other things, could result in the Bank’s inability to pay dividends on, and/or repurchase or redeem, its capital stock.

Business and Regulatory Risk

The Bank is subject to a complex body of laws and regulations, which could change or be applied in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business. In addition, certain regulations affecting our members could impact the extent to which they can engage in business with the Bank. Due to recent changes in the U.S. government administration and recent executive actions, there are additional uncertainties in the legislative and regulatory environment.

Changes in statutory or regulatory requirements, or their application, could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance; a change in membership or permissible business activities; additional liquidity requirements; or a decrease in the size, scope, or nature of the FHLBanks’ lending or investment activities, any of which could negatively impact the Bank’s financial condition and results of operations.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

We operate in a highly competitive environment. Advances are the Bank’s primary product offering and represented 69.9 percent of the Bank’s total assets for the year ended December 31, 2017. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, investment banks, commercial banks and, in certain circumstances, other FHLBanks. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. The Bank’s members have continued to experience high deposit levels, which may reduce member demand for advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. Although the Federal Reserve raised interest rates in 2016 and 2017, and has indicated its intention to raise rates further in 2018, the Bank expects this short-term advance preference to continue during 2018. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the Bank’s financial condition and results of operations. Advances due in one year or less comprised 59.5 percent of the Bank’s total advances outstanding as of December 31, 2017.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank’s largest borrowers as of December 31, 2017, were Bank of America, National Association, which accounted for $21.0 billion, or 20.6 percent, and Navy Federal Credit Union, which accounted for $15.5 billion, or 15.2 percent, of the Bank’s total advances then outstanding. In addition, as of December 31, 2017, 10 of the Bank’s member institutions (including Bank of America, National Association, and Navy Federal Credit Union) collectively accounted for $71.4 billion, or 69.9 percent, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank’s financial condition and results of operations could be negatively affected.

Liquidity Risk

The Bank’s funding depends upon its ability to regularly access the capital markets.

The Bank seeks to be in a position to meet its members’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank competes with Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of consolidated obligations. The Bank’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. The failure to obtain such funds on terms and conditions favorable to the Bank could adversely impact the Bank’s ability to manage its future liquidity.

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

The Bank’s businesses and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could affect the success of the Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income for further discussion of the Bank’s yield on assets and interest-rate spread.

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

The Dodd-Frank Act resulted in certain changes to statutory and regulatory requirements for derivative transactions, including those transactions used by the Bank to hedge interest-rate risk and other risks. As a result of these requirements, certain interest-rate swap transactions, whether they are initially executed with a swap dealer or subject to mandatory execution through a swap execution facility, are required to be cleared through a third-party central clearinghouse. Additionally, initial margin and variation margin are required to be posted for cleared derivatives, and variation margin is required to be exchanged daily for non-cleared swaps. Furthermore, certain regulators have issued final rules that would subject non-cleared swaps to a mandatory two-way initial margin requirement, among other things. Any of these margin and capital requirements could adversely affect the liquidity and pricing of derivative transactions entered into by the Bank, making derivative trades more costly and less attractive as risk management tools.

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

The Bank invests in MBS and whole mortgage loans. Changes in interest rates can significantly affect the prepayment patterns of these assets, and such prepayment patterns could affect the Bank’s earnings. In the Bank’s experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

The Bank may not be able to pay dividends or to repurchase or redeem members’ capital stock consistent with past practice.

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s unrestricted retained earnings and current net earnings. The Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to compliance with statutory and regulatory liquidity and capital requirements. The Bank’s financial management policy addresses regulatory guidance issued to all FHLBanks regarding retained earnings. It requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. The Bank’s Capital Plan addresses minimum regulatory capital requirements. Events such as changes in interest rates, collateral value, credit quality of members, and any future other-than-temporary impairment losses may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends, suspend dividends altogether, or limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings or regulatory capital requirements. These actions could cause a reduction in members’ demand for advances, or make it difficult for the Bank to retain existing members or to attract new members.

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

The Bank assumes secured and unsecured credit risk exposure associated with securities transactions, money market transactions, supplemental mortgage insurance agreements, and derivative contracts. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. The Bank’s credit risk may be exacerbated based on market movements that impact the value of the derivative or collateral positions, the failure of a counterparty to return collateral owed by the counterparty to the Bank, or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any failure to properly perfect the Bank’s security interest in collateral or any disruptions in the servicing of collateral in the event of a default could create credit losses for the Bank.

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS. As of December 31, 2017, 7.99 percent of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have continued to improve since the 2008 financial crisis; however, given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank’s financial condition and results of operation.

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

The Finance Agency by regulation, may require any FHLBank to make principal or interest payments due on any consolidated obligation at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Finance Agency may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their obligations, which could negatively impact the Bank’s financial condition and results of operations.

Changes in the Bank’s credit ratings may adversely affect the Bank’s ability to issue consolidated obligations on acceptable terms, and such changes may be outside the Bank’s control due to changes in the U.S. sovereign ratings.

The Bank has an issuer credit rating of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All ratings are with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States.

These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Negative ratings actions or negative guidance, including as a consequence of U.S. debt levels, the U.S. fiscal budget process, or other uncertainties may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations or other financial instruments on acceptable terms, trigger additional collateral requirements under the Bank’s derivative contracts, and reduce the attractiveness of the Bank’s standby letters of credit. This could have a negative impact on the Bank’s financial condition and results of operations, including the Bank’s ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Operational Risk

The financial models and the underlying assumptions used to value financial instruments and manage risk may differ materially from actual results.

The Bank makes significant use of business and financial models for managing risk. For example, the Bank uses models to measure and monitor exposures to various risks, including interest rate, prepayment, and other market risks, as well as credit risk. The Bank also uses models in determining the fair value of certain financial instruments when independent price quotations are not available or reliable. The degree of judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on the Bank’s best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities.

While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by the Bank’s staff and independent parties, rapid changes in market conditions could impact the value of the Bank’s instruments, as well as the Bank’s financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different from actual results.

If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective.

The Bank relies heavily upon information systems and other technology, and any disruption or failure of such information systems or other technology could adversely impact its reputation, financial condition, and results of operations.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of those systems and technology. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cyberattacks (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events) or other breaches of technology security, that may derive from human error or malfeasance on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives, or accidental technological failure. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, or otherwise interrupt the Bank’s ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption, or cyberattack. Like many financial institutions, the Bank has seen an increase in cyberattack attempts. For the Bank, these attempts have predominantly occurred through phishing and social engineering scams, and in particular, ransomware. The Bank’s system redundancies and other continuity measures may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure, interruption or cyberattack could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs or other harm. While the Bank maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance may be insufficient to cover all losses or types of claims that may arise.

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

In addition, because the Bank’s business continues to evolve, the Bank may fail to fully understand the implications of changes in the business, and therefore, it may fail to enhance the Bank’s risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on the Bank’s financial condition and results of operations.

An economic downturn or natural disaster in the Bank’s region could adversely affect the Bank’s profitability and financial condition.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region (including on a state or local level) could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments, and mortgage loans held in portfolio. Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods, or other natural disasters, and all are subject to pandemic risk. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

Possible replacement of the LIBOR benchmark interest rate may have an impact on the Bank’s business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. As noted throughout this report, many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank is evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on the Bank’s business, financial condition, or results of operations.

The inability to retain key personnel could adversely affect the Bank’s operations.

The Bank relies on key personnel for many of its functions and has a relatively small workforce, given the size and complexity of its business. The Bank’s ability to retain such personnel is important for it to conduct its operations and measure and maintain risk and financial controls. The Bank’s ability to retain key personnel could be challenged as the U.S. employment market improves, particularly in the Atlanta area.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 189,412 square feet of this space. The Bank maintains two leased off-site backup facilities comprising approximately 11,477 square feet for the Bank’s disaster recovery data center. The Bank also leases 2,993 square feet of office space located in Washington, D.C., which is shared with two other FHLBanks. The Bank’s management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank’s members own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of the Bank’s member, own the remaining capital stock to support business transactions still carried on the Bank’s balance sheet. The Bank’s capital stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The FHLBank Act and the Bank’s capital plan prohibit the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2018, the Bank had 869 member and non-member shareholders and 58 million shares of its capital stock outstanding (including mandatorily redeemable shares).

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared quarterly cash dividends in 2017 and 2016 (dollars in millions).

	2017		2016
	Amount	Annualized Rate (%) (1)	Amount	Annualized Rate (%) (2)
First quarter	$57	4.77	$52	4.66
Second quarter	61	4.77	59	4.87
Third quarter	58	4.91	55	4.64
Fourth quarter	62	5.01	60	4.64
____________
(1) Dividend rate was equal to the average three-month LIBOR for the preceding quarter, plus 385 basis points for the first quarter of 2017, and 370 basis points for each of the remaining quarters of 2017.
(2) Dividend rate was equal to the average three-month LIBOR for the preceding quarter, plus 425 basis points for the first and second quarters of 2016, 400 basis points for the third quarter of 2016, and 385 basis points for the fourth quarter of 2016.

The Bank may pay dividends on its capital stock only out of its unrestricted retained earnings account or out of its current net income. The Bank’s board of directors has discretion to declare or not to declare dividends and to determine the rate of any dividends declared. The Bank’s board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or if, after giving the effect of the dividend, the Bank would fail to meet any of its capital requirements or it is determined that the dividend would create a financial safety and soundness issue for the Bank.

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2017, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

The Bank’s board of directors has adopted a financial management policy that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of those provisions of the financial management policy, dividends, and the Amended Joint Capital Enhancement Agreement (Capital Agreement) pursuant to which the restricted retained earnings account was established, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Because only members, former members, and certain non-member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $40.7 billion, $25.1 billion, and $13.8 billion in standby letters of credit in 2017, 2016, and 2015, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Bank and should be read in conjunction with the Bank’s 2017 audited financial statements and related notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2013 to 2017, have been derived from annual financial statements, including the statements of condition as of December 31, 2017 and 2016 and the related statements of income for the years ended December 31, 2017, 2016, and 2015 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or annual periods (dollars in millions):

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Condition (as of year end)
Total assets (1)	$146,566	$138,671	$142,246	$138,344	$122,316
Advances	102,440	99,077	104,168	99,644	89,588
Mortgage loans held for portfolio	436	524	586	749	929
Allowance for credit losses on mortgage loans	(1)	(1)	(2)	(3)	(11)
Investments (2)	40,378	36,510	35,175	36,502	26,944
Interest-bearing deposits	1,177	1,118	1,084	1,110	1,752
Consolidated obligations, net:
Discount notes (1) (3)	50,139	41,292	69,434	37,162	32,202
Bonds (1) (3)	87,523	88,647	63,953	92,088	80,728
Total consolidated obligations, net (1) (3)	137,662	129,939	133,387	129,250	112,930
Mandatorily redeemable capital stock	1	1	14	19	24
Affordable Housing Program payable	77	69	63	65	74
Capital stock - putable	5,154	4,955	5,101	5,150	4,883
Retained earnings	2,003	1,892	1,840	1,746	1,657
Accumulated other comprehensive income	110	104	75	95	112
Total capital	7,267	6,951	7,016	6,991	6,652
Statements of Income (for the year ended)
Net interest income	157	334	243	323	341
(Reversal) provision for credit losses	—	(1)	(1)	(5)	5
Net impairment losses recognized in earnings	(2)	(3)	(5)	(3)	—
Net losses on trading securities	(5)	(30)	(61)	(60)	(100)
Net gains on derivatives and hedging activities	341	119	261	120	204
Standby letters of credit fees	26	28	28	26	20
Other income (4)	7	(3)	2	22	42
Noninterest expense	136	137	135	132	127
Income before assessments	388	309	334	301	375
Affordable Housing Program assessments	39	31	33	30	37
Net income	349	278	301	271	338
Performance Ratios (%)
Return on equity (5)	4.97	4.08	4.63	4.11	5.42
Return on assets (6)	0.25	0.20	0.23	0.21	0.28
Net interest margin (7)	0.11	0.24	0.19	0.25	0.29
Regulatory capital ratio (as of year end) (8)	4.88	4.94	4.89	5.00	5.37
Equity to assets ratio (9)	4.97	4.88	4.91	5.09	5.18
Dividend payout ratio (10)	68.40	81.08	68.48	67.30	34.52

____________

(1)
The Bank adopted new accounting guidance related to the presentation of debt issuance costs effective January 1, 2016. As a result, $7 million of debt issuance costs that were included in other assets were reclassified as a reduction in the corresponding consolidated obligations balance on the Bank’s Statements of Condition as of December 31, 2015.

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
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2017	$896,441
December 31, 2016	859,361
December 31, 2015	771,948
December 31, 2014	718,218
December 31, 2013	654,076

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2017 and 2016, and results of operations for the years ended December 31, 2017, 2016, and 2015. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2017 included in Item 8 of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition
As of December 31, 2017, total assets were $146.6 billion, an increase of $7.9 billion, or 5.69 percent, from December 31, 2016. This increase was primarily due to a $3.8 billion, or 37.0 percent, increase in other investments, and a $3.4 billion, or 3.39 percent, increase in advances.
As of December 31, 2017, total liabilities were $139.3 billion, an increase of $7.6 billion, or 5.75 percent, from December 31, 2016. This increase was primarily due to a $7.7 billion, or 5.94 percent, increase in consolidated obligations as a result of the increased funding and liquidity needs during the year.
As of December 31, 2017, total capital was $7.3 billion, an increase of $316 million, or 4.55 percent, from December 31, 2016. This increase was primarily due to an increase in the Bank’s retained earnings and subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during the year.

Results of Operations
The Bank recorded net income of $349 million for 2017, an increase of $71 million, or 25.3 percent, from net income of $278 million for 2016. This increase in net income was primarily due to increased interest rates during the year. The Federal Reserve raised interest rates in December 2016, March 2017, June 2017, and December 2017.
Net interest income was $157 million for 2017, a decrease of $177 million, from net interest income of $334 million for 2016. This decrease was primarily due to increased prepayments of previously restructured and redesignated advances that occurred during 2017. These prepayments resulted in $307 million of accelerated amortization during 2017, which reduced net interest income for the year. This decrease in net interest income related to the prepayment of previous restructured and redesignated advances was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 4.97 percent for 2017, compared to 4.08 percent for 2016. This increase in ROE was primarily due to an increase in net income during the year. ROE spread to average three-month LIBOR increased to 371 basis points for 2017, compared to 334 basis points for 2016. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s interest-rate spread was seven basis points and 21 basis points for 2017 and 2016, respectively. The decrease in the Bank’s interest-rate spread for 2017, compared to 2016, was primarily due to increased prepayments on previously restructured and redesignated advances during 2017, which decreased net interest income.

Business Outlook
During 2017, the Bank continued to maintain its focus on an advances-driven and lower-risk business model, which enabled the Bank to report net income, pay dividends, and repurchase excess stock consistently throughout the year. As part of the Bank’s cooperative structure, the Bank has chosen to operate with narrow margins, passing on its low funding costs to members, which causes the Bank’s profitability to be sensitive to changes in market conditions. Compared to FHLB System peers, the Bank has a lower risk balance sheet structure with more funds allocated to lower yielding advances than higher yielding investment securities and mortgage loans.
The state of the economy is a significant component in determining the Bank’s overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank’s portfolio. While the U.S. economy has experienced strong growth over the last three quarters of 2017, factors such as interest rates, liquidity levels at member institutions, fiscal and monetary policies, performance of global economies, and regulatory changes could have a significant effect - either positive or negative - on the Bank’s financial performance.
The gradually rising but relatively low interest rate environment has resulted in borrowers strongly favoring short-term advances. Although the Federal Reserve raised interest rates in 2016 and 2017, and indicated its intention to raise rates further in 2018, the Bank expects this short-term advance preference to continue during 2018. This higher proportion of short-term advances will continue to subject the Bank to advance rollover risk. In addition, members continue to experience high levels of liquidity, which may continue to reduce overall member demand for advances. Although a higher interest rate environment is more favorable for the Bank’s total profitability, it may have a negative impact on ROE spread to LIBOR.
From a regulatory perspective, changes in money market fund investment regulations during 2016 have caused the Bank to experience increased demand from the mutual fund industry for short-term GSE debt, which the Bank expects to continue in 2018. Earnings on the Bank’s investment portfolio will continue to be affected by tighter interest rate spreads on new investments as older investments with wider spreads prepay or mature. There is uncertainty, in light of recent changes in the U.S. government administration and recent executive actions, about regulatory changes that could occur in the financial services industry, and what impact those changes could have on the Bank and/or its members.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2017		2016		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$102,440	69.89	$99,077	71.45	$3,363	3.39
Investment securities	26,322	17.96	26,248	18.93	74	0.28
Other investments	14,056	9.59	10,262	7.40	3,794	36.96
Mortgage loans, net	435	0.30	523	0.38	(88)	(16.78)
Loan to another FHLBank	200	0.14	—	—	200	100.00
Other assets	3,113	2.12	2,561	1.84	552	21.58
Total assets	$146,566	100.00	$138,671	100.00	$7,895	5.69
Consolidated obligations, net:
Discount notes	$50,139	35.99	$41,292	31.35	$8,847	21.43
Bonds	87,523	62.83	88,647	67.30	(1,124)	(1.27)
Deposits	1,177	0.85	1,118	0.85	59	5.28
Other liabilities	460	0.33	663	0.50	(203)	(30.52)
Total liabilities	$139,299	100.00	$131,720	100.00	$7,579	5.75
Capital stock	$5,154	70.93	$4,955	71.28	$199	4.03
Retained earnings	2,003	27.56	1,892	27.22	111	5.82
Accumulated other comprehensive income	110	1.51	104	1.50	6	5.91
Total capital	$7,267	100.00	$6,951	100.00	$316	4.55

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2017		2016
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$60,795	1.51	$47,325	0.86
Due after one year through two years	10,779	1.70	8,244	2.11
Due after two years through three years	14,210	1.68	5,904	1.53
Due after three years through four years	4,162	2.22	5,859	1.33
Due after four years through five years	3,729	2.19	11,846	1.68
Due after five years	8,574	2.92	19,110	1.78
Total par value	102,249	1.72	98,288	1.31
Discount on AHP advances	(4)		(5)
Discount on EDGE (1) advances	(3)		(4)
Hedging adjustments	198		798
Total	$102,440		$99,077
____________
(1) Economic Development and Growth Enhancement Program
Advances outstanding as of December 31, 2017 increased by 3.39 percent, compared to December 31, 2016. As a result of shareholder demand, the majority of new advances in 2017 were short-term advances. As of December 31, 2017 and 2016, 57.9 percent and 64.2 percent, respectively, of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of December 31, 2017 and 2016, 42.1 percent and 44.6 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.27 percent and 0.68 percent, respectively, of the Bank’s variable-rate advances were swapped. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 69.9 percent of the Bank’s total advances outstanding as of December 31, 2017. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2017 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank’s advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).

Investments
The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$1	$77	$(76)	(98.31)
Government-sponsored enterprises debt obligations	5,406	6,302	(896)	(14.23)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	157	209	(52)	(24.97)
Government-sponsored enterprises residential	9,357	10,752	(1,395)	(12.96)
Government-sponsored enterprises commercial	9,729	6,773	2,956	43.65
Private-label residential	1,672	2,135	(463)	(21.71)
Total mortgage-backed securities	20,915	19,869	1,046	5.27
Total investment securities	26,322	26,248	74	0.28
Other investments:
Interest-bearing deposits (1)	2,176	1,106	1,070	96.64
Securities purchased under agreements to resell	2,500	1,386	1,114	80.40
Federal funds sold	9,380	7,770	1,610	20.72
Total other investments	14,056	10,262	3,794	36.96
Total investments	$40,378	$36,510	$3,868	10.59
____________

(1)
Interest-bearing deposits include a $401 million and $1.1 billion, business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of December 31, 2017 and 2016, and a $46 million business money market account with United Bank one of the Bank’s 10 largest borrowers as of December 31, 2017.

The increase in total investments was primarily due to an increase in total other investments from December 31, 2016 to December 31, 2017. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market. The Bank ceased purchasing private-label MBS in 2008.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2017 and 2016, as these investments amounted to 290 percent and 288 percent of regulatory capital, respectively.
Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2017 audited financial statements for information on securities with unrealized losses as of December 31, 2017 and 2016.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s 2017 audited financial statements.

Mortgage Loans Held for Portfolio
The Bank had previously ceased purchasing new mortgage loans in 2008. However, in December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 million master commitment of certain newly acquired MPP loans from the FHLBank Indianapolis. Principal amounts settled totaled $18 million and $72 million in January 2017 and December 2016, respectively. The decrease in mortgage loans held for portfolio from December 31, 2016 to December 31, 2017 was primarily due to the maturity and prepayments of these assets during the year, partially offset by new mortgage loans acquired through the participation in the master commitment with the FHLBank Indianapolis.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore the Bank’s conventional mortgage loan portfolio is concentrated in that region as of December 31, 2017 and 2016. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2017	2016
	Percent of Total	Percent of Total
Florida	23.14	24.44
South Carolina	20.80	22.00
Georgia	10.22	11.18
Virginia	10.70	9.82
North Carolina	8.62	9.08
All other	26.52	23.48
Total	100.00	100.00

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2016 to December 31, 2017 was a result of increased funding and liquidity needs during the year. Consolidated obligation issuances financed 93.9 percent of the $146.6 billion in total assets as of December 31, 2017, remaining relatively stable compared to the financing ratio of 93.7 percent as of December 31, 2016.
Consolidated obligations outstanding were primarily variable rate as of December 31, 2017 and 2016. The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2017 and 2016, 80.8 percent and 78.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2017 and 2016. As of December 31, 2017, and 2016, 4.78 percent and 38.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.
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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2017 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 11, 2017, the Bank received notification from the Director that, based on September 30, 2017 data, the Bank meets the definition of “adequately capitalized.”

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

Finance Agency regulations require the Bank to perform annual stress tests under various scenarios and publicly disclose a summary of the stress test results for the severely adverse scenario. The Bank filed the results of its stress test with the Finance Agency on August 31, 2017, and publicly disclosed a summary of the adverse scenario results on November 16, 2017.

Under the Bank’s financial management policy, the Bank targets to maintain (1) a capital-to-assets ratio of 4.50 percent to 5.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) additional retained earnings equal to two quarters of dividends, based on the current dividend rate and current stock balance. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank’s dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank’s ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank’s actual financial performance, its ability to maintain adequate retained earnings, other factors described in Item 1A, Risk Factors, and the discretion of the Bank’s board of directors. Information about the Bank’s dividends declared during 2017 and 2016 is contained in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Results of Operations

During 2017, two significant hurricanes impacted the southeastern coasts of the United States. On August 25, 2017, Hurricane Harvey made landfall near Corpus Christi, Texas and caused substantial damage and flooding to southeastern Texas, including the Houston metropolitan area. On September 10, 2017, Hurricane Irma made landfall on the Florida mainland near Marco Island, Florida. Hurricane Irma then moved northward through Florida and into Georgia, causing significant damage to property in Florida, Georgia, and certain other southeastern states.

The Bank has analyzed the potential impact that damage related to Hurricanes Irma and Harvey might have on the Bank’s advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS. Based on its assessment, the Bank does not expect losses related to the hurricanes, if any, to have a material impact to the Bank’s financial condition or results of operations.

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2017, 2016, and 2015.

Net Income
The following table presents the Bank’s significant income items for the years ended December 31, 2017, 2016, and 2015, and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	Percent	Amount	Percent
Net interest income	$157	$334	$243	$(177)	(53.12)	$91	37.87
Reversal of provision for credit losses	—	(1)	(1)	1	40.48	—	11.16
Noninterest income	367	111	225	256	228.54	(114)	(50.54)
Noninterest expense	136	137	135	(1)	(0.86)	2	2.22
Total assessments	39	31	33	8	25.11	(2)	(7.60)
Net income	$349	$278	$301	$71	25.26	$(23)	(7.52)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $536 million, $442 million, and $616 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in net interest income during 2017, compared to 2016, was primarily due to increased prepayments of previously restructured and redesignated advances that occurred during 2017. These prepayments resulted in $307 million of accelerated amortization, which reduced net interest income for the year. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The prepayments of previously restructured and redesignated advances primarily relate to a single member institution. The remaining change in net interest income was due to increased interest rates as a result of the Federal Reserve raising interest rates three times during 2017. This increase in interest rates positively impacted interest-earning assets more than the offsetting increase in consolidated obligation interest expense.

The increase in net interest income during 2016, compared to 2015, was primarily due to decreased prepayments of previously restructured and redesignated advances during 2016, compared to 2015. These prepayments resulted in $16 million and $181 million of accelerated amortization during 2016 and 2015, respectively, which reduced net interest income for those years. These decreases in net interest income were offset by corresponding increases in net gains on derivatives and hedging activities, reflected in noninterest income. The remaining change in net interest income was due to increased interest rates as a result of the Federal Reserve raising interest rates in December 2015. This increase in interest rates impacted consolidated obligation interest expense more than the offsetting increase in advance interest income.

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Interest income:
Advances	$817	$586	$141
Investments	677	489	427
Mortgage loans	25	31	40
Total interest income	1,519	1,106	608

Interest expense:
Consolidated obligations	1,351	768	364
Interest-bearing deposits	11	4	—
Mandatorily redeemable capital stock	—	—	1
Total interest expense	1,362	772	365
Net interest income	$157	$334	$243

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2017, 2016, and 2015 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was seven basis points, 21 basis points, and 17 basis points for 2017, 2016, and 2015, respectively. The decrease in interest-rate spread from 2016 to 2017, and the increase in interest-rate spread from 2015 to 2016, was primarily due to the increased accelerated amortization related to prepayments of previously restructured and redesignated advances during 2017 and 2015 as previously discussed, compared to the lower accelerated amortization during 2016.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,751	$29	1.68	$2,718	$17	0.64	$2,437	$5	0.20
Securities purchased under agreements to resell	1,023	10	1.01	992	4	0.38	2,522	3	0.13
Federal funds sold	12,016	128	1.06	8,501	36	0.42	7,990	11	0.14
Investment securities (2)	25,671	510	1.99	26,696	432	1.62	25,982	408	1.57
Advances	97,988	817	0.83	98,396	586	0.60	91,405	141	0.15
Mortgage loans (3)	486	25	5.20	520	31	5.96	664	40	5.95
Loans to other FHLBanks	5	—	0.76	4	—	0.40	7	—	0.14
Total interest-earning assets	138,940	1,519	1.09	137,827	1,106	0.80	131,007	608	0.46
Allowance for credit losses on mortgage loans	(1)			(2)			(2)
Other assets	1,999			1,881			1,435
Total assets	$140,938			$139,706			$132,440
Liabilities and Capital
Interest-bearing deposits (4)	$1,173	11	0.92	$1,190	4	0.31	$1,253	—	0.03
Consolidated obligations, net:
Discount notes	48,676	436	0.90	58,744	249	0.42	42,328	59	0.14
Bonds	83,198	915	1.10	70,877	519	0.73	80,267	305	0.38
Other borrowings	4	—	3.54	9	—	4.80	19	1	4.01
Total interest-bearing liabilities	133,051	1,362	1.02	130,820	772	0.59	123,867	365	0.29
Other liabilities	882			2,067			2,076
Total capital	7,005			6,819			6,497
Total liabilities and capital	$140,938			$139,706			$132,440
Net interest income and net yield on interest-earning assets		$157	0.11		$334	0.24		$243	0.19
Interest-rate spread			0.07			0.21			0.17
Average interest-earning assets to interest-bearing liabilities			104.43			105.36			105.77
___________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income between 2017 and 2016 and between 2016 and 2015, were primarily rate related.

	2017 vs. 2016			2016 vs. 2015
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(8)	$20	$12	$1	$11	$12
Securities purchased under agreements to resell	—	6	6	(3)	4	1
Federal funds sold	20	72	92	1	24	25
Investment securities	(17)	95	78	11	13	24
Advances	(2)	233	231	11	434	445
Mortgage loans	(2)	(4)	(6)	(9)	—	(9)
Total	(9)	422	413	12	486	498
Increase (decrease) in interest expense:
Interest-bearing deposits	—	7	7	—	4	4
Consolidated obligations, net:
Discount notes	(49)	236	187	31	159	190
Bonds	102	294	396	(40)	254	214
Other borrowings	—	—	—	(1)	—	(1)
Total	53	537	590	(10)	417	407
(Decrease) increase in net interest income	$(62)	$(115)	$(177)	$22	$69	$91
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

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(2)	$(3)	$(5)	$1	15.12	$2	53.90
Net losses on trading securities	(5)	(30)	(61)	25	81.95	31	50.87
Net gains on derivatives and hedging activities	341	119	261	222	185.87	(142)	(54.40)
Standby letters of credit fees	26	28	28	(2)	(3.23)	—	(3.15)
Loss on litigation settlements, net	—	(6)	—	6	100.00	(6)	(100.00)
Other	7	3	2	4	96.15	1	89.90
Total noninterest income	$367	$111	$225	$256	228.54	$(114)	(50.54)

The increase in total noninterest income during 2017, compared to 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during 2017, which resulted in $307 million of accelerated amortization during the year. This accelerated amortization reduced net interest income during the year and was offset by a corresponding increase in net gains on derivatives and hedging activities. The remaining changes in derivatives and hedging activities were primarily related to changes in interest rates as a result of the Federal Reserve raising interest rates during 2017. Additionally, the decreased losses on trading securities were primarily due to a smaller trading securities portfolio size in 2017, compared to 2016.

The decrease in total noninterest income during 2016, compared to 2015, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during 2016 and 2015, which resulted in $16 million and $181 million of accelerated amortization, respectively. This accelerated amortization, as previously discussed, reduced net interest income during the years and was offset by corresponding increases in net gains on derivatives and hedging activities. The remaining changes in derivatives and hedging activities were primarily related to changes in interest rates. Additionally, the decreased losses on trading securities were primarily due to a smaller trading securities portfolio size in 2016, compared to 2015.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2017
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other(4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(356)	$—	$2	$—	$—	$—	$(354)
Net interest settlements included in net interest income (2)	(254)	—	75	(3)	—	—	(182)
Total effect on net interest income	$(610)	$—	$77	$(3)	$—	$—	$(536)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$340	$—	$2	$1	$—	$—	$343
Losses on derivatives not receiving hedge accounting including net interest settlements	—	—	—	—	(3)	—	(3)
Price alignment on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	340	—	2	1	(3)	1	341
Net losses on trading securities (3)	—	(6)	—	—	—	—	(6)
Total effect on noninterest income	$340	$(6)	$2	$1	$(3)	$1	$335
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
(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Year Ended December 31, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(140)	$—	$—	$—	$—	$(140)
Net interest settlements included in net interest income (2)	(529)	—	230	(3)	—	(302)
Total effect on net interest income	$(669)	$—	$230	$(3)	$—	$(442)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$131	$—	$(8)	$(3)	$—	$120
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(2)	2	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	131	(2)	(6)	(3)	(1)	119
Net losses on trading securities (3)	—	(30)	—	—	—	(30)
Total effect on noninterest income	$131	$(32)	$(6)	$(3)	$(1)	$89
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(385)	$—	$4	$—	$—	$(381)
Net interest settlements included in net interest income (2)	(713)	—	469	9	—	(235)
Total effect on net interest income	$(1,098)	$—	$473	$9	$—	$(616)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$279	$—	$(12)	$2	$—	$269
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	2	—	(4)	(8)
Total net gains (losses) on derivatives and hedging activities	279	(6)	(10)	2	(4)	261
Net losses on trading securities (3)	—	(61)	—	—	—	(61)
Total effect on noninterest income	$279	$(67)	$(10)	$2	$(4)	$200
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Noninterest expense:
Compensation and benefits	$82	$79	$76	$3	$3
Cost of quarters	5	5	5	—	—
Other operating expenses	31	32	34	(1)	(2)
Total operating expenses	118	116	115	2	1
Finance Agency and Office of Finance	15	15	15	—	—
Other	3	6	5	(3)	1
Total noninterest expense	136	137	135	(1)	2
Affordable Housing Program assessments	39	31	33	8	(2)
Total noninterest expense and assessments	$175	$168	$168	$7	$—

Total noninterest expense remained relatively stable during 2017, 2016, and 2015. During 2016, “Other” includes $2 million of voluntary contributions to AHP in excess of regulatory requirements.

The change in assessments each period was due to a change in income before assessments. If income before assessments increases (decreases), then assessments increases (decreases).

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2017. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2017.
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

The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout 2017. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during 2017. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities and the FHLBanks work collectively to manage the system-wide liquidity and funding needs.  Management and the FHLBanks jointly monitor the combined refinancing risk primarily by tracking the maturities of financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices.  In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s 2017 audited financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2017, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2017 and 2016. As of December 31, 2017, the FHLBanks had $1.03 trillion in aggregate par value of consolidated obligations issued and outstanding, $137.8 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2017.
Refer to Note 19—Commitments and Contingencies to the Bank’s 2017 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

The following table presents the payment due dates or expiration terms of the Bank’s long-term contractual obligations and commitments as of December 31, 2017 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations bonds	$60,410	$21,177	$4,790	$1,225	$87,602
Pension and post-retirement contributions	16	14	10	27	67
Operating leases	1	1	—	—	2
Mandatorily redeemable capital stock	1	—	—	—	1
Total	$60,428	$21,192	$4,800	$1,252	$87,672

Refer to the respective footnotes in Item 8, Financial Statements and Supplementary Data for more information on each of the contractual obligations and commitments listed in the above table.

Critical Accounting Policies and Estimates

The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank’s reported results and disclosures. Several of the Bank’s accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank’s financial condition and results of operations:

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

Valuation models and their underlying assumptions are based on the best estimates of the Bank’s management with respect to:

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

Refer to Note 18—Estimated Fair Values to the Bank’s 2017 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

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

If the present value of the expected cash flows of a particular security is less than the security’s amortized cost basis, the security is considered to be other-than-temporarily impaired. The amount of the other-than-temporary impairment is separated into the following two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in “Noninterest income (loss).” The credit loss on a debt security is limited to the amount of that security’s unrealized loss. If the Bank does not intend to sell the security, and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive income.

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

In periods subsequent to an other-than-temporary impairment, if the present value of cash flows expected to be collected is greater than the amortized cost by a significant amount, an adjustment is made to the security’s yield on a prospective basis. Therefore, the Bank recognizes significant improvements in expected cash flows through interest income.

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

Advances and Standby Letters of Credit

Finance Agency regulations require the Bank to obtain eligible collateral from borrowers to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance or standby letter of credit. Based on the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances or standby letters of credit as of December 31, 2017 and 2016. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank’s credit risk policies and practice.

Conventional Residential Mortgage Loans

Modified loans that are considered a troubled debt restructuring are evaluated individually for impairment when determining the related allowance for credit losses. This credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

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

Term Federal Funds Sold
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. If the Bank’s investment in federal funds sold is not paid when due, it is evaluated for purposes of an allowance for credit losses. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2017 and 2016. The Bank determined that no allowance for credit losses was needed for federal funds sold as of December 31, 2017 and 2016.

Term Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2017 and 2016.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank’s 2017 audited financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management’s estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2017 and 2016. The Bank uses derivatives in its risk management program for the following purposes:

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in the fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and non-qualifying hedges in the “Noninterest income (loss)” section of the Statements of Income within “Net gains on derivatives and hedging activities.”

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2017 audited financial statements for a discussion of recently issued and adopted accounting guidance.

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

FHLBank Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove the requirement that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead, require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and non-mortgage assets. The Finance Agency proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. The Bank submitted a joint comment letter with the other FHLBanks on August 31, 2017. The Bank is continuing to evaluate the proposed rules but does not expect this rule, if adopted in final form, to materially affect its financial condition or results of operations.

In connection with the foregoing proposed modifications to the risk-based capital requirements, the Finance Agency also announced that it would issue new minimum regulatory liquidity requirements for the FHLBanks in a separate rulemaking or guidance. To the extent that new regulations or guidance increase the Bank’s liquidity requirements in the future, the Bank’s business activities and operations could be adversely affected.

LIBOR Benchmark Interest Rate Developments. In July 2017, the FCA, the regulator of financial services firms and financial markets in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA confirmed in November 2017 that all 20 panel banks providing submissions for LIBOR determination will continue to support the rate through 2021 and work towards developing an alternative benchmark. In the United States, the Alternative Reference Rates Committee of the Federal Reserve Board proposed an alternative rate in June 2017 and in August 2017, the Federal Reserve Board requested public comment on a proposal to begin publishing that rate and two other alternative rates beginning in 2018. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will be on the Bank’s business, financial condition, or results of operations.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts. On September 12, 2017, the Federal Reserve Board (“FRB”) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (“GSIBs”) regulated by the FRB to amend their “covered qualified financial contracts” (“QFCs”) to prevent a counterparty’s immediate termination of, and limit the exercise of default rights under, the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, and on November 29, 2017, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although the Bank is not a covered entity under these rules, as a counterparty to covered entities under QFCs, the Bank may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions. These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount the Bank recovers in the event of the bankruptcy or receivership of a covered entity. However, the Bank does not expect these final rules to materially affect the Bank’s financial condition or results of operations.

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

Tax Cuts and Jobs Act of 2017. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act of 2017 (“TCJA”).  The TCJA makes a variety of changes to U.S. income tax law.  Notably, the TCJA:

•	reduces marginal tax rates for many corporate and individual taxpayers;

•
limits some housing-related tax deductions by limiting the mortgage interest deductions to the first $750 thousand in principal value of mortgages, limiting the state and local tax deduction to a combined $10 thousand for income, sales, and property taxes, and for alternative minimum taxpayers, eliminating the deduction for home equity loan interest, all of which changes may particularly affect states with higher property values and/or higher state and local taxes; and

•
changes tax rules for some classes of FHLBank members by limiting tax deductions for FDIC premiums paid by banks with more than $10 billion of total consolidated assets and amending a variety of tax provisions applicable to insurance companies.

The Bank continues to evaluate the TCJA and its effects on our business and results of operation, as well as the effect, if any, that it may have on our members, the U.S. economy, and the U.S. housing market more generally.

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
The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives that represent the foundation of the Bank’s strategic and tactical planning:

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

•
Mission/Business Model - (1) deliver financial services and consistent access to affordable funds that are the size and structure shareholders desire, helping them to manage risk and extend credit in their communities, while achieving the Bank’s affordable housing mission goals; and (2) provide value through the consistent payment of dividends and the repurchasing of excess stock.

•
Operational Risk - (1) manage the key risks associated with operational availability of critical systems, the integrity and security of the Bank’s information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards; (2) deliver an employee value proposition that allows the Bank to build, retain, engage, and develop staff to meet the evolving needs of the Bank’s key stakeholders and effectively manage enterprise-wide risks; and (3) manage the key risks associated with cyber security threats.

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

The RMP also governs the Bank’s approach to managing the above risks. The Bank’s board of directors reviews the RMP annually and approves amendments to the RMP from time to time as necessary. To promote compliance with the RMP, the Bank has established internal management committees to provide oversight of these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors. In addition to the established risk appetite and the RMP, the Bank is also subject to Finance Agency regulations and policies regarding risk management.

Below is a more specific discussion of how the Bank manages its market risk, liquidity risk, credit risk, operational risk, and business risk within this risk management and appetite framework.

Market Risk

General

The Bank is exposed to market risk because changes in interest rates and spreads can have a direct effect on the value of the Bank’s assets and liabilities. As a result of the volume of its interest-earning assets and interest-bearing liabilities, the interest-rate risk component of market risk has the greatest impact on the Bank’s financial condition and results of operations.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions and attempts to do so in the most cost-efficient manner. The Bank does not engage in speculative trading of these instruments. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in the following two ways:

•
As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets and liabilities. The Bank’s management reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

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

			As of December 31,
			2017	2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$4,722	$4,761
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	20,182	23,654
		Non-qualifying hedges	—	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	118	227
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index.	Non-qualifying hedges	—	10
		Total	25,022	28,692
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	256
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	10,067	15,201
		Non-qualifying hedges	—	150
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	7,585	5,144
		Total	17,652	20,495

			As of December 31,
			2017	2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	2,383	16,040
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	13,000	15,000
		Total	13,105	15,105
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	715	597
Stand-alone derivatives
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments	N/A	—	12
Total Notional Amount			$58,933	$81,197

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2017			2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.27	0.19	0.16	0.36	0.25	0.19
Liabilities	0.15	0.17	0.17	0.20	0.22	0.22
Equity	2.54	0.51	0.07	3.55	0.82	(0.32)
Effective duration gap	0.12	0.02	(0.01)	0.16	0.03	(0.03)
____________
(1) The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest-rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models and will make adjustments to the Bank’s assumptions and methodologies in response to rapid changes in economic conditions.

The prepayment risk in both advances and investment assets can significantly affect the Bank’s effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower’s decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank’s prepayment fees for advances without embedded options are generally based on the present value of the difference between the rate on the prepaid advance and the current rate on an advance with an identical maturity date. Prepayment fees for advances that contain embedded options are generally based on the inverse of the market value of the derivative instrument that the Bank used to hedge the advance.
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 18—Estimated Fair Values to the Bank’s 2017 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2017			2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$145,420	$146,087	$147,041	$136,659	$137,500	$138,439
Liabilities	138,283	138,732	139,131	130,111	130,660	130,985
Equity	7,137	7,355	7,910	6,548	6,840	7,454
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

The Bank faces the following two basic types of liquidity risk: operational and contingent. The Bank maintains operational and contingent liquidity in compliance with regulatory requirements and performs a supplemental analysis to confirm that the Bank has sufficient liquidity reserves, as discussed in further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources above.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, CDFIs, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $1.02 billion as of December 31, 2017.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2017		2016
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	16	$2,380	24	$3,424
2	51	20,549	42	17,447
3	84	53,972	75	18,012
4	79	6,366	95	17,605
5	104	13,557	103	17,613
6	60	3,021	80	21,466
7	28	740	31	1,349
8	10	321	8	139
9	9	139	9	98
10	12	180	23	380

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $27.4 billion as of December 31, 2017.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. For more information about the types of collateral held for the Bank’s advances refer to Note 9—Advances to the Bank’s 2017 audited financial statements. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2017	$102,249	$330,093	67.96	5.43	24.61
As of December 31, 2016	98,288	305,884	68.29	3.77	27.94
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2017 and 2016.

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

	As of December 31, 2017
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,920	$—	$—	$1,920
Austria	640	—	—	640
Canada	1,250	—	—	1,250
France	100	—	—	100
Germany	350	—	—	350
Netherlands	1,255	—	—	1,255
Norway	1,125	—	—	1,125
Sweden	750	—	—	750
Switzerland	—	—	33	33
United States of America	1,990	2,176	—	4,166
Total	$9,380	$2,176	$33	$11,589
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $8.9 billion as of December 31, 2016 to $11.5 billion as of December 31, 2017. The following four counterparties each represented greater than 10 percent and collectively represented 53.2 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Australia & New Zealand Banking Group, Bank of Nova Scotia, Cooperatieve Rabobank UA, and Wells Fargo Bank. As of December 31, 2017, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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
The following tables present information on the credit ratings of the Bank’s investments held as of December 31, 2017 and 2016 (in millions), based on their credit rating as of December 31, 2017 and 2016, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2017
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	5,406	—	—	—	—	—	—	—	—	—	5,406
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	157	—	—	—	—	—	—	—	—	—	157
Government-sponsored enterprises residential	—	9,357	—	—	—	—	—	—	—	—	—	9,357
Government-sponsored enterprises commercial	577	9,152	—	—	—	—	—	—	—	—	—	9,729
Private-label	—	1	15	206	261	131	659	56	9	246	88	1,672
Total mortgage-backed securities	577	18,667	15	206	261	131	659	56	9	246	88	20,915
Total investment securities	577	24,074	15	206	261	131	659	56	9	246	88	26,322
Other investments:
Interest-bearing deposits	—	1,729	401	46	—	—	—	—	—	—	—	2,176
Securities purchased under agreements to resell	—	1,500	1,000	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	2,670	5,050	1,660	—	—	—	—	—	—	—	9,380
Total other investments	—	5,899	6,451	1,706	—	—	—	—	—	—	—	14,056
Total investments	$577	$29,973	$6,466	$1,912	$261	$131	$659	$56	$9	$246	$88	$40,378
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $36 million as of December 31, 2017.

	As of December 31, 2016
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,302	—	—	—	—	—	—	—	—	—	6,302
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	209	—	—	—	—	—	—	—	—	—	209
Government-sponsored enterprises residential	—	10,752	—	—	—	—	—	—	—	—	—	10,752
Government-sponsored enterprises commercial	463	6,310	—	—	—	—	—	—	—	—	—	6,773
Private-label residential	—	3	20	255	398	172	621	8	91	556	11	2,135
Total mortgage-backed securities	463	17,274	20	255	398	172	621	8	91	556	11	19,869
Total investment securities	463	23,653	20	255	398	172	621	8	91	556	11	26,248
Other investments:
Interest-bearing deposits	—	5	1,056	45	—	—	—	—	—	—	—	1,106
Securities purchased under agreements to resell	—	886	500	—	—	—	—	—	—	—	—	1,386
Federal funds sold	—	1,855	5,165	750	—	—	—	—	—	—	—	7,770
Total other investments	—	2,746	6,721	795	—	—	—	—	—	—	—	10,262
Total investments	$463	$26,399	$6,741	$1,050	$398	$172	$621	$8	$91	$556	$11	$36,510
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $35 million as of December 31, 2016.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2017 and 2016.
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2017 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of December 31, 2017 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$1	$—	$1
A	15	—	15
BBB	198	8	206
BB	250	11	261
B	99	32	131
CCC	642	92	734
CC	36	25	61
C	9	—	9
D	215	60	275
Unrated	97	—	97
Total unpaid principal balance	$1,562	$228	$1,790
Amortized cost	$1,354	$184	$1,538
Gross unrealized losses	$(1)	$—	$(1)
Fair value	$1,483	$197	$1,680
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(2)	—	(2)
Net impairment losses recognized in earnings	$(2)	$—	$(2)

Weighted average percentage of fair value to unpaid principal balance	94.95%	86.11%	93.82%
Original weighted average credit support	9.32%	24.44%	11.25%
Weighted average credit support	5.54%	10.59%	6.19%
Weighted average collateral delinquency	11.55%	16.67%	12.21%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2017.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	15.98	5.52	23.34	8.31
Alt-A	13.67	21.05	36.43	3.97
Total	14.87	13.00	29.64	6.22
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during 2017, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s 2017 audited financial statements.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s 2017 audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a path with annual rates of housing price growth that were 33.0 percent lower than the base case. The base case and adverse case housing price scenarios for credit losses on all other-than temporary impaired private-label MBS were not material for the three months ended December 31, 2017.

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

The Bank’s over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivative Clearing Organization (Clearinghouse). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the executing counterparty is replaced with the Clearinghouse as the counterparty.

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2017.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $9 million of collateral (at fair value) to its uncleared derivative counterparties as of December 31, 2017.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH.Clearnet Limited. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. The Bank continues to characterize variation margin payments with LCH.Clearnet LLC as cash collateral. At both Clearinghouses, initial margin is considered cash collateral. Because of the limited number of Clearinghouses and clearing agents, a risk of concentration is introduced. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2017.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the Bank’s maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is default, less the value of any related collateral, including initial and variation margin. In determining the maximum credit risk, the Bank considers accrued interest receivables and payables, as well as the netting requirements to net assets and liabilities.
The following tables present information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of December 31, 2017
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$3,625	$33	$(9)	$24
Liability positions with credit exposure:
Double-A	500	—	—	—
Single-A	5,689	(21)	22	1
Triple-B	6,699	(4)	4	—
Cleared derivatives	28,843	(106)	415	309
Total derivative positions with non-member counterparties to which the Bank had credit exposure	45,356	(98)	432	334
Member institutions (1)	3	—	—	—
Total	$45,359	$(98)	$432	$334
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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFIs. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of December 31, 2017, seven of the Bank’s 10 mortgage insurance providers have been rated below “AA” by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
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

Member Credit Enhancement. Fourth, for loans purchased under each master commitment, losses in excess of the FLA, up to an agreed-upon amount, called the credit enhancement or “CE Amount,” are incurred by the PFI. For MPF Plus, this CE Amount includes supplemental mortgage insurance (SMI). The member’s CE Amount is sized using the MPF Program methodology to limit the amount of the Bank’s losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS that is rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). Pursuant to the Finance Agency’s amended regulation on acquired member assets (AMA), effective January 18, 2017, the MPF Program methodology was adjusted to set the PFI’s CE Amount consistent with the Bank’s determination, with respect to an asset or pool, based on documented analysis, that the Bank has a high degree of confidence that it will not bear material losses beyond the losses absorbed by the FLA, even under reasonably likely adverse changes to expected economic conditions. The CE Amount and the FLA for certain conventional MPF products held in the Bank’s portfolio is determined at inception of each loan pool master commitment and may be periodically reset lower for each master commitment after a required period of seasoning because the amount of credit enhancement necessary to maintain the Bank’s risk of credit losses within its risk tolerance is usually reduced over time. In one MPF product, the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $312 million and $399 million as of December 31, 2017 and 2016, respectively. The allowance for credit losses on MPF loans was $1 million as of December 31, 2017 and 2016.

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

The PFI’s recourse is limited to this predetermined LRA amount so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Once the LRA has reached the required amount, but not before five years for the Fixed LRA, the Bank will pay the PFI any unused amounts of the LRA that are no longer required to cover expected losses on an annual basis in accordance with a step-down schedule that is established at the time of a master commitment.

Supplemental Mortgage Insurance. Third, losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI. In the MPP, SMI generally covers mortgages with an LTV ratio of 45 percent or greater. In addition, SMI policies for master commitments in excess of $35 million contain an aggregate loss limit whereby the total amount payable by the SMI insurer under the policy is less than the total unpaid principal balances of the insured loans. MPP master commitments entered into in 2017 do not have SMI policies.

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

The unpaid principal balance of MPP mortgage loans was $124 million and $126 million as of December 31, 2017 and 2016, respectively. The allowance for credit losses on MPP loans was less than $1 million as of December 31, 2017 and 2016.

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

The board of directors has an Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, information technology, and other related matters. In addition, the Bank’s internal Enterprise Risk Committee is responsible for the management and oversight of the Bank’s risk management programs and practices. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly tests compliance with the policies and procedures related to managing operational risks.

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2017 and continuing into 2018, the Bank faces the following business risks:

•	competition for advances from traditional and nontraditional sources; and

•	legislative and regulatory changes that could affect the Bank’s cost of doing business or alter the Bank’s business model.

For discussion of the Bank’s competition for advances, see Item 1, Business—Competition above. For discussion of recent regulatory activity that may have a material impact on the Bank’s operations, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. The Bank attempts to mitigate these risks through long-term strategic planning and through continually monitoring economic indicators and the external environment.

Cyclicality and Seasonality

The Bank’s business and the demand for advances from the Bank are generally not subject to the effects of cyclical or seasonal variations, although the Bank’s advance demand may vary based upon fluctuations of its members’ consumer credit liquidity needs.

Effects of Inflation

The majority of the Bank’s assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation, coupled with increasing interest rates, generally has the following effects on the Bank:

•	the cost of the Bank’s funds and operating overhead increases;

•	the yield on variable-rate assets held by the Bank increases;

•	the fair value of fixed-rate investments and mortgage loans held in portfolio decreases; and

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Atlanta

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “Bank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 8, 2018

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2017	2016
Assets
Cash and due from banks	$2,357	$1,815
Interest-bearing deposits (including deposits with another FHLBank of $22 and $5 as of December 31, 2017 and 2016, respectively)	2,176	1,106
Securities purchased under agreements to resell	2,500	1,386
Federal funds sold	9,380	7,770
Investment securities:
Trading securities	56	262
Available-for-sale securities	1,104	1,345
Held-to-maturity securities (fair value of $25,219 and $24,633 as of December 31, 2017 and 2016, respectively)	25,162	24,641
Total investment securities	26,322	26,248
Advances	102,440	99,077
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	436	524
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	435	523
Loan to another FHLBank	200	—
Accrued interest receivable	208	171
Derivative assets	334	355
Premises and equipment, net	22	24
Other assets	192	196
Total assets	$146,566	$138,671
Liabilities
Interest-bearing deposits	$1,177	$1,118
Consolidated obligations, net:
Discount notes	50,139	41,292
Bonds	87,523	88,647
Total consolidated obligations, net	137,662	129,939
Mandatorily redeemable capital stock	1	1
Accrued interest payable	142	128
Affordable Housing Program payable	77	69
Derivative liabilities	21	107
Other liabilities	219	358
Total liabilities	139,299	131,720
Commitments and contingencies (Note 19)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 as of December 31, 2017 and 2016	819	787
Subclass B2 issued and outstanding shares: 44 and 42 as of December 31, 2017 and 2016, respectively	4,335	4,168
Total capital stock Class B putable	5,154	4,955
Retained earnings:
Restricted	380	310
Unrestricted	1,623	1,582
Total retained earnings	2,003	1,892
Accumulated other comprehensive income	110	104
Total capital	7,267	6,951
Total liabilities and capital	$146,566	$138,671

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2017	2016	2015
Interest income
Advances	$814	$583	$137
Prepayment fees, net	3	3	4
Interest-bearing deposits	29	17	5
Securities purchased under agreements to resell	10	4	3
Federal funds sold	128	36	11
Trading securities	9	38	68
Available-for-sale securities	106	105	109
Held-to-maturity securities	395	289	231
Mortgage loans	25	31	40
Total interest income	1,519	1,106	608
Interest expense
Consolidated obligations:
Discount notes	436	249	59
Bonds	915	519	305
Interest-bearing deposits	11	4	—
Mandatorily redeemable capital stock	—	—	1
Total interest expense	1,362	772	365
Net interest income	157	334	243
Reversal of provision for credit losses	—	(1)	(1)
Net interest income after reversal of provision for credit losses	157	335	244
Noninterest income (loss)
Total other-than-temporary impairment losses	—	(2)	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(2)	(1)	(5)
Net impairment losses recognized in earnings	(2)	(3)	(5)
Net losses on trading securities	(5)	(30)	(61)
Net gains on derivatives and hedging activities	341	119	261
Standby letters of credit fees	26	28	28
Loss on litigation settlements, net	—	(6)	—
Other	7	3	2
Total noninterest income	367	111	225
Noninterest expense
Compensation and benefits	82	79	76
Other operating expenses	36	37	39
Finance Agency	9	9	9
Office of Finance	6	6	6
Other	3	6	5
Total noninterest expense	136	137	135
Income before assessments	388	309	334
Affordable Housing Program assessments	39	31	33
Net income	$349	$278	$301

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$349	$278	$301
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	—	(1)	—
Net change in fair value on other-than-temporarily impaired available-for-sale securities	8	27	(28)
Reclassification of noncredit portion of impairment losses included in net income	2	3	5
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	10	29	(23)
Pension and postretirement benefit plans	(4)	—	3
Total other comprehensive income (loss)	6	29	(20)
Total comprehensive income	$355	$307	$281

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	56	5,606	—	—	—	—	5,606
Repurchase/redemption of capital stock	(57)	(5,634)	—	—	—	—	(5,634)
Net shares reclassified to mandatorily redeemable capital stock	—	(21)	—	—	—	—	(21)
Comprehensive income (loss)	—	—	60	241	301	(20)	281
Cash dividends on capital stock	—	—	—	(207)	(207)	—	(207)
Balance, December 31, 2015	51	5,101	255	1,585	1,840	75	7,016
Issuance of capital stock	54	5,405	—	—	—	—	5,405
Repurchase/redemption of capital stock	(55)	(5,544)	—	—	—	—	(5,544)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	55	223	278	29	307
Cash dividends on capital stock	—	—	—	(226)	(226)	—	(226)
Balance, December 31, 2016	50	4,955	310	1,582	1,892	104	6,951
Issuance of capital stock	97	9,726	—	—	—	—	9,726
Repurchase/redemption of capital stock	(95)	(9,493)	—	—	—	—	(9,493)
Net shares reclassified to mandatorily redeemable capital stock	—	(34)	—	—	—	—	(34)
Comprehensive income	—	—	70	279	349	6	355
Cash dividends on capital stock	—	—	—	(238)	(238)	—	(238)
Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities
Net income	$349	$278	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(55)	(45)	(157)
Reversal of provision for credit losses	—	(1)	(1)
Net change in fair value adjustment on derivative and hedging activities	55	43	119
Net change in fair value adjustment on trading securities	5	30	61
Net impairment losses recognized in earnings	2	3	5
Net change in:
Accrued interest receivable	(36)	(1)	8
Other assets	4	(6)	10
Affordable Housing Program payable	6	4	(4)
Accrued interest payable	14	1	(18)
Other liabilities	(9)	(76)	65
Total adjustments	(14)	(48)	88
Net cash provided by operating activities	335	230	389
Investing activities
Net change in:
Interest-bearing deposits	(663)	214	242
Securities purchased under agreements to resell	(1,114)	1,114	(540)
Federal funds sold	(1,610)	(2,349)	964
Loan to another FHLBank	(200)	—	—
Trading securities:
Proceeds from principal collected	200	973	—
Purchases of long-term	—	—	(56)
Available-for-sale securities:
Proceeds from principal collected	311	396	333
Held-to-maturity securities:
Proceeds from principal collected	6,540	5,641	6,694
Purchases of long-term	(7,200)	(7,044)	(6,249)
Advances:
Proceeds from principal collected	376,476	265,686	234,088
Made	(380,435)	(261,105)	(239,051)
Mortgage loans:
Proceeds from principal collected	103	127	150
Purchases from another FHLBank	(18)	(72)	—
Proceeds from sale of foreclosed assets	4	13	15
Purchases of premises, equipment, and software	(5)	(4)	(5)
Net cash (used in) provided by investing activities	(7,611)	3,590	(3,415)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2017	2016	2015
Financing activities
Net change in interest-bearing deposits	70	29	(31)
Net payments on derivatives containing a financing element	(30)	(72)	(97)
Proceeds from issuance of consolidated obligations:
Discount notes	847,617	517,242	657,757
Bonds	70,703	75,617	61,513
Payments for debt issuance costs	(8)	(9)	(9)
Payments for maturing and retiring consolidated obligations:
Discount notes	(838,777)	(545,415)	(625,495)
Bonds	(71,718)	(50,763)	(89,515)
Proceeds from issuance of capital stock	9,726	5,405	5,606
Payments for repurchase/redemption of capital stock	(9,493)	(5,544)	(5,634)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(34)	(20)	(26)
Cash dividends paid	(238)	(226)	(207)
Net cash provided by (used in) financing activities	7,818	(3,756)	3,862
Net increase in cash and due from banks	542	64	836
Cash and due from banks at beginning of the year	1,815	1,751	915
Cash and due from banks at end of the year	$2,357	$1,815	$1,751
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$924	$536	$354
Affordable Housing Program assessments, net	$31	$25	$35
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$34	$7	$21
Held-to-maturity securities acquired with accrued liabilities	$—	$135	$133
Transfers of mortgage loans to real estate owned	$3	$5	$12

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 1—Nature of Operations

The Federal Home Loan Bank of Atlanta (Bank) is a federally chartered corporation and is one of 11 district Federal Home Loan Banks (FHLBanks). Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia. The FHLBanks are government-sponsored enterprises that were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to serve the public by enhancing the availability of credit for residential mortgages and targeted community developments. The primary function of the Bank is to provide readily available, competitively priced funding to its member institutions.

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

Federally-insured depository institutions, insurance companies, privately-insured state-chartered credit unions, and community development financial institutions that are located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. All members must purchase and hold capital stock of the Bank. A member’s stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank. Housing associates (including state and local housing authorities) that meet certain statutory criteria may also borrow from the Bank. While they are eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock.

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

The Federal Home Loan Banks Office of Finance (Office of Finance), a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks’ debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of the FHLBanks. As provided by the FHLBank Act and applicable regulations, the Bank’s consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the Bank in addition to deposits, other borrowings, and capital stock issued to members. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer, and cash management services.

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

Estimated Fair Values. The estimated fair value amounts, recorded on the Statements of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. There may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in Note 17—Derivatives and Hedging Activities. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank, or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that are considered by the Bank to be of investment quality. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income.

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

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security’s amortized cost, less the amount of other-than-temporary impairment recognized in other comprehensive income prior to the determination of this additional other-than-temporary impairment, and its fair value. Any additional credit loss is limited to that security’s unrealized losses or the difference between the security’s amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in accumulated other comprehensive income related to the security, is reclassified out of accumulated other comprehensive income and recognized in earnings. Any credit loss in excess of the related other comprehensive income is recorded as additional total other-than-temporary impairment loss and recognized in earnings.

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

Mortgage Loans Held for Portfolio. The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported net of unamortized premiums, unaccreted discounts, mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, and any allowance for credit losses.

The Bank defers and amortizes premiums and accretes discounts (1) paid to and received by the participating financial institutions (PFIs), and (2) mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, as interest income using the contractual interest method.

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and as a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when the contractual principal and interest are less than 90 days past due. A government-guaranteed or -insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee or insurance on the loan, and (2) the contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable incurred losses in the Bank’s portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments of financing receivables: advances and standby letters of credit, government-guaranteed or -insured residential mortgage loans held for portfolio, conventional residential mortgage loans held for portfolio, term federal funds sold, and term securities purchased under agreements to resell.

A portfolio segment may be further disaggregated into classes of financing receivables to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables; however, the Bank determined that no further disaggregation of the portfolio segments identified above is needed.

The Bank manages its credit exposure to advances and standby letters of credit through an integrated approach that includes (1) establishing a credit limit for each borrower; (2) an ongoing review of each borrower’s financial condition; and (3) collateral and lending policies to limit risk of loss, while balancing each borrower’s needs for a reliable source of funding. In addition, the Bank lends to financial institutions within its district and housing associates in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each borrower’s advances is calculated by applying discounts to the fair value or unpaid principal balance of the collateral, as applicable. The Bank accepts

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank’s capital stock owned by its member borrower is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank’s overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank believes that these policies effectively manage credit risk from advances and standby letters of credit.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2017 and 2016.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2017 and 2016. In addition, there were no troubled debt restructurings related to advances as of December 31, 2017 and 2016.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances or standby letters of credit as of December 31, 2017 and 2016. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure as of December 31, 2017 and 2016.

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on the Bank’s assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2017 and 2016.

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

Modified loans that are considered a troubled debt restructuring are individually evaluated for impairment when determining the related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

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
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. The Bank’s investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2017 and 2016.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2017 and 2016.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was $2 as of December 31, 2017 and 2016, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and certain variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by the clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not significantly impact the Bank’s results of operations.

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

When hedge accounting is discontinued due to the Bank’s determination that a derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, or when the bank decides to cease the specific hedging activity, the Bank will either (1) terminate the derivative, or (2) continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.

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

Premises, Equipment, and Software. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $68 and $64 as of December 31, 2017 and 2016, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $4 for the years ended December 31, 2017, 2016, and 2015. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. The gross carrying amount of computer software included in other assets was $58 and $55, and accumulated amortization was $50 and $48, as of December 31, 2017 and 2016, respectively. Amortization of computer software was $2, $3, and $5 for the years ended December 31, 2017, 2016, and 2015, respectively. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

Deposits. The Bank offers demand and overnight deposits for members and qualifying non-members. A member that services mortgage loans may deposit funds in the Bank that were collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank records these items in “Interest-bearing deposits” on the Statements of Condition. The Bank pays interest on demand and overnight deposits based on a daily interest rate.

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. Additionally, the Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the concessions to the Bank based upon the percentage of the debt issued that is assumed by the Bank. The Bank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

of discounts on consolidated obligations. The Bank accretes discounts and amortizes premiums, as well as concessions and hedging basis adjustments on consolidated obligations, to interest expense using the contractual interest method over the contractual term of the corresponding consolidated obligation.

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

Restricted Retained Earnings. The FHLBanks have entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank allocates 20 percent of its net income each quarter to a separate retained earnings account until the account balance equals at least one percent of the FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Finance Agency and Office of Finance Expenses. The Finance Agency allocates the FHLBanks’ portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank’s proportionate share of the Office of Finance’s operating and capital expenditures is calculated using a formula that is (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding, and (2) one-third based upon an equal pro rata allocation.

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

Recently Adopted Accounting Guidance

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued guidance intended to improve the presentation of net periodic pension and postretirement benefit costs. This guidance requires an employer to report the service cost component in the same line item as compensation costs on the income statement, while the other components of net benefit cost are required to be presented separately from the service cost component. Additionally, this guidance only allows the service cost component to be eligible for capitalization, when applicable. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018. For the presentation of the service cost component and the other components of net benefit cost on the income statement, this guidance was applied retrospectively. For the capitalization of the service cost component of net benefit cost in assets, this guidance was applied prospectively on and after the effective date. The adoption of this guidance did not have a material impact on the Bank's financial condition or results of operations.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the Statements of Cash Flows for certain transactions. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018. The adoption of this guidance did not have an impact on the Bank’s financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance designed to improve the recognition, measurement, presentation, and disclosure of financial instruments through targeted

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

changes to existing GAAP. This guidance requires, among other things, the following: (1) use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (3) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, these changes eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018. The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Financial instruments and other contractual rights are excluded from the scope of this new revenue recognition guidance and continue to be accounted for under existing guidance. In 2017 and 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance became effective for the Bank for the interim and annual reporting periods beginning on January 1, 2018. Because the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other GAAP, this guidance did not have an impact on the Bank’s financial condition or results of operations.

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

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $7 for each of the years ended December 31, 2017 and 2016. There are no legal restrictions regarding the withdrawal of these funds.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 5—Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2017	2016
Government-sponsored enterprises debt obligations	$56	$261
State or local housing agency debt obligations	—	1
Total	$56	$262

The following table presents net losses on trading securities.

	For the Years Ended December 31,
	2017	2016	2015
Net gains (losses) on trading securities held at year end	$1	$(8)	$(61)
Net losses on trading securities that matured during the year	(6)	(22)	—
Net losses on trading securities	$(5)	$(30)	$(61)

Note 6—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017	$970	$1	$135	$—	$1,104
As of December 31, 2016	$1,221	$6	$130	$—	$1,345

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2017	1	$7	$1	1	$4	$—	2	$11	$1
As of December 31, 2016	1	$14	$—	10	$189	$6	11	$203	$6

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale.

	As of December 31,
	2017	2016
Variable-rate	$955	$1,202
Fixed-rate	15	19
Total amortized cost	$970	$1,221

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017	$638	$1	$104	$—	$741
As of December 31, 2016	$792	$5	$102	$—	$889

Note 7—Held-to-maturity Securities
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2017				2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$76	$—	$—	$76
Government-sponsored enterprises debt obligations	5,350	8	6	5,352	6,041	3	5	6,039
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	157	2	—	159	209	2	—	211
Government-sponsored enterprises residential	9,357	65	24	9,398	10,752	44	43	10,753
Government-sponsored enterprises commercial	9,729	16	12	9,733	6,773	2	11	6,764
Private-label residential	568	8	—	576	790	5	5	790
Total	$25,162	$99	$42	$25,219	$24,641	$56	$64	$24,633

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	1	$1	$—	—	$—	$—	1	$1	$—
Government-sponsored enterprises debt obligations	6	996	1	5	1,495	5	11	2,491	6
Mortgage-backed securities:
Government-sponsored enterprises residential	12	1,466	11	40	1,154	13	52	2,620	24
Government-sponsored enterprises commercial	16	1,209	5	7	1,029	7	23	2,238	12
Private-label residential	7	19	—	16	70	—	23	89	—
Total	42	$3,691	$17	68	$3,748	$25	110	$7,439	$42

	As of December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	10	$2,532	$5	—	$—	$—	10	$2,532	$5
Mortgage-backed securities:
Government-sponsored enterprises residential	46	2,813	22	63	2,206	21	109	5,019	43
Government-sponsored enterprises commercial	52	4,147	6	22	1,540	5	74	5,687	11
Private-label residential	6	10	—	56	432	5	62	442	5
Total	114	$9,502	$33	141	$4,178	$31	255	$13,680	$64

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

	As of December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,913	$2,909	$2,454	$2,455
Due after one year through five years	1,972	1,975	3,487	3,484
Due after five years through 10 years	406	409	176	176
Due after 10 years	60	60	—	—
Total non-mortgage-backed securities	5,351	5,353	6,117	6,115
Mortgage-backed securities	19,811	19,866	18,524	18,518
Total	$25,162	$25,219	$24,641	$24,633

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2017	2016
Non-mortgage-backed securities:
Fixed-rate	$2,088	$2,413
Variable-rate	3,263	3,704
Total non-mortgage-backed securities	5,351	6,117

Mortgage-backed securities:
Fixed-rate	2,321	2,438
Variable-rate	17,490	16,086
Total mortgage-backed securities	19,811	18,524
Total amortized cost	$25,162	$24,641

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2017	$125	$1	$—	$126
As of December 31, 2016	$177	$—	$2	$175

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2017.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2017 included a short-term housing price forecast with projected changes ranging from a decrease of five percent to an increase of 12 percent over the 12 month period beginning October 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to an increase of six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
At each quarter end, the Bank compares the present value of the cash flows (discounted at the securities’ effective yield) expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable rate and hybrid private-label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.
The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2017, as well as the related current credit enhancement.

	Significant Inputs - Weighted Average (%) (1)
Classification of Securities	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.41	8.83	19.34	4.87
Alt-A	12.74	16.68	37.41	0.00
Total	13.02	15.38	34.41	0.81

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

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$455	$505	$542
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	2	3	5
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(63)	(53)	(42)
Balance, end of year	$394	$455	$505

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

Note 9—Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from zero percent to 7.54 percent as of December 31, 2017. Advances with interest rates of zero percent are AHP and EDGE subsidized advances and certain structured advances. The following table presents the Bank’s advances outstanding.

	As of December 31,
	2017	2016
Due in one year or less	$60,795	$47,325
Due after one year through two years	10,779	8,244
Due after two years through three years	14,210	5,904
Due after three years through four years	4,162	5,859
Due after four years through five years	3,729	11,846
Due after five years	8,574	19,110
Total par value	102,249	98,288
Discount on AHP advances	(4)	(5)
Discount on EDGE advances	(3)	(4)
Hedging adjustments	198	798
Total	$102,440	$99,077

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $17,920 and $27,459 as of December 31, 2017 and 2016, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2017	2016
Due or callable in one year or less	$74,706	$72,404
Due or callable after one year through two years	10,191	7,680
Due or callable after two years through three years	4,300	3,740
Due or callable after three years through four years	3,191	2,289
Due or callable after four years through five years	2,842	4,570
Due or callable after five years	7,019	7,605
Total par value	$102,249	$98,288

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $693 and $1,497 as of December 31, 2017 and 2016, respectively.

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2017	2016
Due or convertible in one year or less	$60,984	$47,935
Due or convertible after one year through two years	10,846	7,724
Due or convertible after two years through three years	14,326	5,943
Due or convertible after three years through four years	4,184	5,867
Due or convertible after four years through five years	3,695	11,866
Due or convertible after five years	8,214	18,953
Total par value	$102,249	$98,288

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2017	2016
Fixed-rate:
Due in one year or less	$37,107	$38,597
Due after one year	22,044	24,528
Total fixed-rate	59,151	63,125
Variable-rate:
Due in one year or less	23,687	8,728
Due after one year	19,411	26,435
Total variable-rate	43,098	35,163
Total par value	$102,249	$98,288

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $71,440 and $67,493 as of December 31, 2017 and 2016, respectively. This concentration represented 69.9 percent and 68.7 percent of total advances outstanding as of December 31, 2017 and 2016, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2017 and 2016. No advance was past due as of December 31, 2017 and 2016.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

For additional information related to the Bank’s credit risk on advances and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

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

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2017	2016
Medium-term (15 years or less)	$19	$40
Long-term (greater than 15 years)	417	485
Total unpaid principal balance	436	525
Premiums	2	2
Discounts	(2)	(3)
Total	$436	$524

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2017	2016
Conventional mortgage loans	$409	$492
Government-guaranteed or insured mortgage loans	27	33
Total unpaid principal balance	$436	$525

The Bank records credit enhancement fees related to residential mortgage loans as a reduction to mortgage loan interest income.

For information related to the Bank’s credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1	$2	$3
Reversal of provision for credit losses	—	(1)	(1)
Balance, end of year	$1	$1	$2

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of December 31,
	2017	2016
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$11	$12
Collectively evaluated for impairment	400	481
Total recorded investment	$411	$493

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of December 31, 2017
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$14	$3	$17
Past due 60-89 days	7	1	8
Past due 90 days or more	12	—	12
Total past due mortgage loans	33	4	37
Total current mortgage loans	378	23	401
Total mortgage loans (1)	$411	$27	$438
Other delinquency statistics:
In process of foreclosure (2)	$6	$—	$6
Seriously delinquent rate (3)	3.51%	1.33%	3.37%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$12	$—	$12
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

A troubled debt restructuring is considered to have occurred when a concession that would not have been considered otherwise is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. In the event the Bank grants a concession, the borrower’s monthly payment is restructured for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31.0 percent of their qualifying income. To restructure the loan, the outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced below the original note rate in 0.125 percent increments to a floor rate of 3.00 percent until the target 31.0 percent housing expense ratio is met. These reductions in principal and interest payments are for the temporary payment modification period of up to 36 months. Additionally, a conventional residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower’s obligation to the Bank, is considered a troubled debt restructuring. Troubled debt restructurings are evaluated individually for impairment.

The following table presents the Bank’s recorded investment balance in mortgage loans classified as troubled debt restructurings.

	As of December 31,
	2017			2016
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional residential mortgage loans	$9	$2	$11	$10	$2	$12

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank’s pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the years ended December 31, 2017, 2016, and 2015.

The financial amounts related to the Bank’s troubled debt restructurings and impaired loans are not material to the Bank’s financial condition or results of operations for the periods presented.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 12—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,034,260 and $989,311 as of December 31, 2017 and 2016, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $146,018 and $138,097 as of December 31, 2017 and 2016, respectively, compared to a book value of $137,662 and $129,939 in consolidated obligations as of December 31, 2017 and 2016, respectively.

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

With respect to interest payments, consolidated obligation bonds may have the following term in addition to fixed-rate and simple variable-rate payment terms:

Step-up/down Consolidated Obligation Bonds have coupons at fixed rates for specified intervals over the lives of the consolidated obligation bonds. At the end of each specified interval, the coupon rate increases (or decreases) or steps up (or steps down). These consolidated obligation bond issues generally contain call provisions enabling the bonds to be called at the Bank’s discretion.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2017	2016
Fixed-rate	$19,978	$23,674
Step up/down	1,864	2,534
Simple variable-rate	65,760	62,408
Total par value	$87,602	$88,616

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2017		2016
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$60,410	1.34	$65,378	0.91
Due after one year through two years	17,826	1.41	17,065	1.05
Due after two years through three years	3,351	1.67	1,849	1.67
Due after three years through four years	1,287	1.72	1,482	1.68
Due after four years through five years	3,503	2.21	1,117	1.58
Due after five years	1,225	3.03	1,725	2.37
Total par value	87,602	1.43	88,616	1.00
Premiums	14		24
Discounts	(10)		(12)
Hedging adjustments	(83)		19
Total	$87,523		$88,647

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2017	2016
Noncallable	$79,847	$83,487
Callable	7,755	5,129
Total par value	$87,602	$88,616

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2017	2016
Due or callable in one year or less	$66,715	$70,232
Due or callable after one year through two years	17,071	15,250
Due or callable after two years through three years	2,362	1,399
Due or callable after three years through four years	612	1,103
Due or callable after four years through five years	308	162
Due or callable after five years	534	470
Total par value	$87,602	$88,616

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2017	$50,139	$50,217	1.21
As of December 31, 2016	$41,292	$41,334	0.48

Note 13—Affordable Housing Program
Affordable Housing Program. Annually, each FHLBank must set aside 10 percent of its income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank accrues this expense monthly based on its income subject to assessment. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2017, 2016, or 2015. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2017, 2016, or 2015. The Bank had outstanding principal in AHP-related advances of $24 and $27 as of December 31, 2017 and 2016, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a rollforward of the Bank’s AHP liability.

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$69	$63	$65
AHP assessments	39	31	33
Subsidy usage, net	(31)	(25)	(35)
Balance, end of year	$77	$69	$63

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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2017 and 2016. Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2017		2016
	Required	Actual	Required	Actual
Risk-based capital	$1,581	$7,157	$1,701	$6,848
Total regulatory capital ratio	4.00%	4.88%	4.00%	4.94%
Total regulatory capital	$5,863	$7,157	$5,547	$6,848
Leverage capital ratio	5.00%	7.33%	5.00%	7.41%
Leverage capital	$7,328	$10,736	$6,934	$10,273

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2017, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member’s total assets as of December 31, 2016, subject to a cap of $15. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31. As of December 31, 2017, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.25 percent of the member’s outstanding par value of advances and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2017 and 2016.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency rules limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2017 and 2016, the Bank’s excess capital stock did not exceed one percent of its total assets.

A member may redeem its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member’s excess capital stock before expiration of the five-year notice period. The Bank’s authority to redeem or repurchase capital stock is subject to a number of limitations.

Under Finance Agency rules, the Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends in cash or capital stock from unrestricted retained earnings and current earnings. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if a payment would cause the Bank to fail to meet any of its regulatory capital requirements. The Bank paid cash dividends in the amounts of $238, $226, and $207 during the years ended December 31, 2017, 2016, and 2015, respectively.

The concentration of the Bank’s regulatory capital stock to its 10 largest shareholders was $3,183, or 61.8 percent, and $3,018, or 60.9 percent, as of December 31, 2017 and 2016, respectively.
The following table presents the activity in mandatorily redeemable capital stock.

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1	$14	$19
Net reclassification from capital during the year	34	7	21
Repurchase/redemption of mandatorily redeemable capital stock	(34)	(20)	(26)
Balance, end of year	$1	$1	$14

As of December 31, 2017, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

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

	As of December 31,
	2017	2016
Due in one year or less	$1	$—
Due after three years through four years	—	1
Total	$1	$1

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 15—Accumulated Other Comprehensive Income
The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(28)	(28)
Actuarial gain	1	—	1
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	5	5
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	3	(23)	(20)
Balance, December 31, 2015	(20)	95	75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	27	27
Actuarial loss	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	—	29	29
Balance, December 31, 2016	(20)	124	104
Other comprehensive income before reclassifications:
Net change in fair value	—	8	8
Actuarial loss	(5)	—	(5)
Prior service cost	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive (loss) income	(4)	10	6
Balance, December 31, 2017	$(24)	$134	$110

____________
(1) Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 16—Pension and Postretirement Benefit Plans

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

The Pentegra Plan’s annual valuation process includes separately calculating the plan’s funded status and the funded status of each participating employer. The funded status is defined as the fair value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2016. The contributions made by the Bank during 2017 and 2016 were more than five percent of the total contributions for each of the Pentegra Plan years ended June 30, 2016 and 2015.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2017	2016	2015
Net pension cost charged to compensation and benefit expense for the year ended December 31	$12	$12	$11
Pentegra Plan funded status as of July 1(1)	111.30%	104.72%	107.01%
Bank’s funded status as of the plan year end	117.96%	105.51%	108.82%
____________
(1) The Pentegra Plan’s funded status as of July 1 is preliminary and may increase because the plan’s participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2018 for the plan year ended June 30, 2017 and through March 15, 2017 for the plan year ended June 30, 2016). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2019 for the plan year July 1, 2017 through June 30, 2018 and April 2018 for the plan year July 1, 2016 through June 2017. Form 5500 was filed in April 2017 for the plan year July 1, 2015 through June 30, 2016.

The Bank also participates in a qualified defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $3 to this plan during the year ended December 31, 2017, and $2 during each of the years ended December 31, 2016 and 2015.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributions to this plan were not material during each of the years ended December 31, 2017, 2016, and 2015.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank’s minimum obligation from this plan was $3 as of December 31, 2017 and 2016. Operating expense includes deferred compensation and accrued earnings of $1 during each of the years ended December 31, 2017, 2016, and 2015.

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

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $65 and $56 as of December 31, 2017 and 2016, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $6 for each of the years ended December 31, 2017, 2016, and 2015. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was a loss of $4, income of less than $1, and $3 for the years ended December 31, 2017, 2016, and 2015, respectively.

The financial amounts related to the Bank’s supplemental nonqualified defined benefit pension plan and postretirement health benefit plan are not material to the Bank’s financial condition or results of operations.

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
The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank’s risk management policy prohibit the trading or speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the Bank’s financial management strategy.

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

Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
The Bank uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s long-term financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (non-qualifying hedges).

Types of Derivatives
The Bank may use the following derivatives to reduce funding costs and to manage its exposure to interest-rate risks inherent in the normal course of business.
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most derivative transactions agreements is LIBOR.
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

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances in conjunction with the associated interest-rate risk on advances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror cash outflows that the Bank pays on the consolidated obligation in timing and amount. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

value hedges. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.
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
Investments. The Bank invests in MBS, U.S. agency obligations, certificates of deposit, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risk associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as trading, available-for-sale, or held-to-maturity.
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

	As of December 31,
	2017			2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$45,057	$198	$359	$65,027	$256	$1,029
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	876	9	9	1,158	9	31
Interest-rate caps or floors	13,000	2	1	15,000	17	13
Mortgage delivery commitments	—	—	—	12	—	—
Total derivatives not designated as hedging instruments	13,876	11	10	16,170	26	44
Total derivatives before netting and collateral adjustments	$58,933	209	369	$81,197	282	1,073
Netting adjustments and cash collateral (2)		125	(348)		73	(966)
Derivative assets and derivative liabilities		$334	$21		$355	$107
___________

(1)	Includes variation margin for daily settled contracts of $107 as of December 31, 2017.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and effective January 3, 2017, includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted and related accrued interest was $507 and $1,061 as of December 31, 2017 and 2016, respectively. Cash collateral received and related accrued interest was $34 and $22 as of December 31, 2017 and 2016, respectively.
The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Years Ended December 31,
	2017	2016	2015
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$343	$120	$269
Derivatives not designated as hedging instruments:
Interest-rate swaps	6	30	53
Interest-rate caps or floors	(3)	(1)	(2)
Net interest settlements	(6)	(30)	(59)
Total net losses related to derivatives not designated as hedging instruments	(3)	(1)	(8)
Other (1)	1	—	—
Net gains on derivatives and hedging activities	$341	$119	$261

___________
(1)Consists of price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Year Ended December 31, 2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$580	$(240)	$340	$(254)
Consolidated obligations:
Bonds	(97)	99	2	75
Discount notes	3	(2)	1	(3)
Total	$486	$(143)	$343	$(182)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2016
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$524	$(393)	$131	$(529)
Consolidated obligations:
Bonds	(154)	146	(8)	230
Discount notes	2	(5)	(3)	(3)
Total	$372	$(252)	$120	$(302)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$448	$(169)	$279	$(713)
Consolidated obligations:
Bonds	(93)	81	(12)	469
Discount notes	(6)	8	2	9
Total	$349	$(80)	$269	$(235)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2017 was $14, for which the Bank had no collateral posted as of December 31, 2017. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $9 of collateral at fair value to its uncleared derivative counterparties as of December 31, 2017.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two Clearinghouses for all cleared derivative transactions: LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. The Bank continues to characterize variation margin payments with LCH.Clearnet LLC as cash collateral. At both Clearinghouses, initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of December 31,
	2017		2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$19	$106	$70	$370
Cleared derivatives	190	263	212	703
Total gross recognized amount	209	369	282	1,073
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(17)	(85)	(69)	(263)
Cleared derivatives	142	(263)	142	(703)
Total gross amounts of netting adjustments and cash collateral:	125	(348)	73	(966)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	2	21	1	107
Cleared derivatives	332	—	354	—
Total net amounts after netting adjustments and cash collateral	334	21	355	107
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	2	21	1	107
Cleared derivatives	332	—	354	—
Total net unsecured amount (1)	$334	$21	$355	$107
____________

(1)
The Bank had net credit exposure of $226 and $346 as of December 31, 2017 and 2016, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

Note 18—Estimated Fair Values

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2017 and 2016.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2017 and 2016.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of December 31, 2017 and 2016.

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

	As of December 31, 2017
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$56	$—	$—	$56
Available-for-sale securities:
Private-label residential MBS	—	—	1,104	—	1,104
Derivative assets:
Interest-rate related	—	209	—	125	334
Grantor trust (included in Other assets)	48	—	—	—	48
Total assets at fair value	$48	$265	$1,104	$125	$1,542
Liabilities
Derivative liabilities:
Interest-rate related	$—	$369	$—	$(348)	$21
Total liabilities at fair value	$—	$369	$—	$(348)	$21
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

	As of December 31, 2016
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$261	$—	$—	$261
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	262	—	—	262
Available-for-sale securities:
Private-label residential MBS	—	—	1,345	—	1,345
Derivative assets:
Interest-rate related	—	282	—	73	355
Grantor trust (included in Other assets)	37	—	—	—	37
Total assets at fair value	$37	$544	$1,345	$73	$1,999
Liabilities
Derivative liabilities:
Interest-rate related	$—	$1,073	$—	$(966)	$107
Total liabilities at fair value	$—	$1,073	$—	$(966)	$107
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,345	$1,662	$1,981
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(2)	(3)	(5)
Included in other comprehensive income	10	29	(23)
Accretion of credit losses in net interest income	62	53	42
Settlements	(311)	(396)	(333)
Balance, end of year	$1,104	$1,345	$1,662
____________

(1)	Related to available-for-sale securities held at year end.

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

Federal funds sold. The estimated fair values of overnight federal funds sold approximate the carrying values due to the short-term nature and negligible credit risk. The estimated fair values of term federal funds sold are determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the interest rates for federal funds with similar terms and represent market observable interest rates.

Investment securities. The Bank obtains prices from multiple designated third-party pricing vendors, when available, to estimate the fair value of its investment securities. The pricing vendors use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, the following: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all investment securities valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

The Bank periodically conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for U.S. agency and private-label MBS.

The Bank’s valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “resultant” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the resultant price. Alternatively, if the analysis does not provide evidence that an outlier is more representative of the fair value and the resultant price is the best estimate, then the resultant price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no resultant price, and the final price is determined by an evaluation of all outlier prices as described above.

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings and the final prices for those securities were computed by averaging the prices received as of December 31, 2017 and 2016. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2017 and 2016.
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
Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2017 and 2016.
Grantor trust assets. Grantor trust assets, recorded in “Other assets” on the Statements of Condition, are carried at estimated fair value based on quoted market prices.
Consolidated obligations. The Bank calculates the estimates fair values of consolidated obligation bonds and discount notes by calculating the present value of future cash flows using cost of funds as the discount rate. The Office of Finance constructs an

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

internal curve, referred to as the consolidated obligation curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent government-sponsored enterprise trades, and secondary market activity. To estimate the fair values of consolidated obligations with optionality, the Bank uses market based expectations of future interest rate volatility implied from current market prices for similar options.
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2017 and 2016. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,357	$2,357	$2,357	$—	$—	$—
Interest bearing-deposits	2,176	2,176	—	2,176	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	9,380	9,380	—	9,380	—	—
Trading securities	56	56	—	56	—	—
Available-for-sale securities	1,104	1,104	—	—	1,104	—
Held-to-maturity securities	25,162	25,219	—	24,643	576	—
Advances	102,440	102,446	—	102,446	—	—
Mortgage loans held for portfolio, net	435	467	—	467	—	—
Loan to another FHLBank	200	200	—	200	—	—
Accrued interest receivable	208	208	—	208	—	—
Derivative assets	334	334	—	209	—	125
Grantor trust assets (included in Other assets)	48	48	48	—	—	—
Liabilities:
Interest-bearing deposits	1,177	1,177	—	1,177	—	—
Consolidated obligations, net:
Discount notes	50,139	50,132	—	50,132	—	—
Bonds	87,523	87,501	—	87,501	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	142	142	—	142	—	—
Derivative liabilities	21	21	—	369	—	(348)
____________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$1,815	$1,815	$1,815	$—	$—	$—
Interest bearing-deposits	1,106	1,106	—	1,106	—	—
Securities purchased under agreements to resell	1,386	1,386	—	1,386	—	—
Federal funds sold	7,770	7,770	—	7,770	—	—
Trading securities	262	262	—	262	—	—
Available-for-sale securities	1,345	1,345	—	—	1,345	—
Held-to-maturity securities	24,641	24,633	—	23,843	790	—
Advances	99,077	99,062	—	99,062	—	—
Mortgage loans held for portfolio, net	523	569	—	569	—	—
Accrued interest receivable	171	171	—	171	—	—
Derivative assets	355	355	—	282	—	73
Grantor trust assets (included in Other assets)	37	37	37	—	—	—
Liabilities:
Interest-bearing deposits	1,118	1,118	—	1,118	—	—
Consolidated obligations, net:
Discount notes	41,292	41,293	—	41,293	—	—
Bonds	88,647	88,768	—	88,768	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	128	128	—	128	—	—
Derivative liabilities	107	107	—	1,073	—	(966)

____________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

Note 19—Commitments and Contingencies
Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $896,441 and $859,361 as of December 31, 2017 and 2016, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2017 and 2016. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2017 and 2016.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2017			2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$9,520	$20,669	$30,189	$10,934	$21,734	$32,668
Commitments to fund additional advances	—	—	—	100	200	300
Unsettled consolidated obligation bonds, at par (2)	3	—	3	15	—	15
Commitments to purchase mortgage loans	—	—	—	12	—	12
____________

(1)
“Expire Within One Year” includes 16 standby letters of credit for a total of $59 and 12 standby letters of credit for a total of $34 as of December 31, 2017 and 2016, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.

The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the Bank is required to make a payment for a beneficiary's draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank's discretion, the amount drawn may be converted into a collateralized advance to the member and will require a corresponding activity-based capital stock purchase. However, standby letters of credit usually expire without being drawn upon.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $119 and $135 as of December 31, 2017 and 2016, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not exceeding 91 days. Delivery commitments are recorded at fair value as “Derivative assets” or “Derivative liabilities” on the Statements of Condition.

The Bank charged to operating expenses net rental costs of $1 for the year ended December 31, 2017, and $2 for each of the years ended December 31, 2016 and 2015.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 20—Transactions with Shareholders
The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible housing associates under the FHLBank Act, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of December 31, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$908	17.61	$21,010	20.55	$—	0.01
Navy Federal Credit Union	675	13.09	15,530	15.19	195	16.58

	As of December 31, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$745	15.03	$17,176	17.48	$16	1.41
Navy Federal Credit Union	589	11.88	13,495	13.73	156	13.93
Bank of America, National Association	504	10.17	11,511	11.71	—	0.01

Note 21—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There was a $200 loan outstanding to FHLBank Des Moines and no outstanding borrowings from other FHLBanks as of December 31, 2017. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2016. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2017, 2016, and 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2017	2016	2015
Investing activities:
Loans made to other FHLBanks	$(950)	$(1,010)	$(11,759)
Principal collected on loans made to other FHLBanks	750	1,010	11,759
Net change in loans made to other FHLBanks	$(200)	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$500	$—	$927
Payments of short-term borrowings from other FHLBanks	(500)	—	(927)
Net change in borrowings from other FHLBanks	$—	$—	$—

Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. Principal amounts settled totaled $18 and $72 in January 2017 and December 2016, respectively. The Bank’s outstanding balance related to these loan assets was $84 and $72 as of December 31, 2017 and 2016, respectively.

Note 22— Subsequent Events

On February 1, 2018, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2017. The Bank paid the fourth quarter 2017 dividend on February 6, 2018, in the amount of $65.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

The following tables present supplementary financial information for each quarter in the years ended December 31, 2017 and 2016 (in millions).

	For the Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$534	$497	$421	$67	$1,519
Interest expense	412	374	307	269	1,362
Net interest income (expense)	122	123	114	(202)	157
Noninterest income	18	18	12	319	367
Noninterest expense	36	36	30	34	136
Affordable Housing Program assessments	11	10	10	8	39
Net income	$93	$95	$86	$75	$349

	For the Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$290	$292	$266	$258	$1,106
Interest expense	222	199	186	165	772
Net interest income	68	93	80	93	334
Reversal of provision for credit losses	—	(1)	—	—	(1)
Noninterest income (loss)	69	28	17	(3)	111
Noninterest expense	38	34	31	34	137
Affordable Housing Program assessments	10	9	6	6	31
Net income	$89	$79	$60	$50	$278

Investment Portfolio

The following table presents supplementary financial information on the Bank’s investments (dollars in millions).

	As of December 31,
	2017					2016	2015
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Interest-bearing deposits	$2,176	$—	$—	$—	$2,176	$1,106	$1,088
Securities purchased under agreements to resell	2,500	—	—	—	2,500	1,386	2,500
Federal funds sold	9,380	—	—	—	9,380	7,770	5,421

Trading securities:
Government-sponsored enterprises debt obligations	—	—	56	—	56	261	1,212
Another FHLBank’s bond	—	—	—	—	—	—	52
State and local housing agency debt obligations	—	—	—	—	—	1	1
Total trading securities	—	—	56	—	56	262	1,265

Available-for-sale securities:
Private-label residential MBS	—	1	—	1,103	1,104	1,345	1,662

Held-to-maturity securities:
State and local housing agency debt obligations	—	—	1	—	1	76	76
Government-sponsored enterprises debt obligations	2,912	1,973	405	60	5,350	6,041	5,693
Mortgage-backed securities:
U.S. agency obligations- guaranteed residential	—	—	6	151	157	209	279
Government-sponsored enterprises residential	2	25	538	8,792	9,357	10,752	11,958
Government-sponsored enterprises commercial	—	1,507	7,812	410	9,729	6,773	4,140
Private-label residential	7	5	—	556	568	790	1,093
Total held-to-maturity securities	2,921	3,510	8,762	9,969	25,162	24,641	23,239

Total investment securities	2,921	3,511	8,818	11,072	26,322	26,248	26,166
Total investments	$16,977	$3,511	$8,818	$11,072	$40,378	$36,510	$35,175

Yield on trading securities	—	—	2.64%	—
Yield on available-for-sale securities	—	5.95%	—	5.34%
Yield on held-to-maturity securities	1.19%	1.72%	1.45%	2.08%
Yield on total investment securities	1.19%	1.72%	1.45%	2.37%

The following table presents securities the Bank held with the following issuer with a carrying value greater than 10 percent of the Bank’s total capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2017
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$866	$867

Loan Portfolio

The following table presents the Bank’s outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans (in millions).

	As of December 31,
	2017	2016	2015	2014	2013
Advances	$102,440	$99,077	$104,168	$99,644	$89,588
Real estate mortgages	$436	$524	$586	$749	$929
Nonaccrual real estate mortgages, unpaid principal balance	$11	$11	$18	$33	$51
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (1)	$—	$1	$3	$5	$9
Troubled debt restructurings, unpaid principal balance (not included above) (2)	$9	$10	$13	$11	$11
Interest contractually due during the year	$1
Interest actually received during the year	$—
___________
(1) Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.
(2) Represents troubled debt restructured loans that are still performing as of year end.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The following table presents the allowance for credit losses on domestic conventional residential mortgage loans (dollars in millions).

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Balance, beginning of year	$1	$2	$3	$11	$11
(Reversal) provision for credit losses	—	(1)	(1)	(5)	5
Charge-offs	—	—	—	(3)	(4)
Mortgage loans transferred to held for sale	—	—	—	—	(1)
Balance, end of year	$1	$1	$2	$3	$11
Ratio of net charge-offs during the year to average loans outstanding during the year (in basis points)	4	2	4	39	35

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding the Bank’s short-term borrowings (dollars in millions).

	As of and for the Years Ended December 31,
	2017	2016	2015
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$50,139	$41,292	$69,434
Weighted average interest rate at the end of the year	1.21%	0.48%	0.27%
Daily average outstanding for the year	$48,676	$58,774	$42,328
Weighted average interest rate for the year	0.90%	0.42%	0.14%
Maximum amount outstanding at any month-end during the year	$56,059	$69,375	$69,434

Consolidated obligation bonds:
Amount outstanding at the end of the year	$33,392	$41,705	$13,279
Weighted average interest rate at the end of the year	1.31%	0.68%	0.26%
Daily average outstanding for the year	$32,213	$27,227	$20,262
Weighted average interest rate for the year	0.90%	0.65%	0.18%
Maximum amount outstanding at any month-end during the year	$43,230	$41,705	$26,773

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

The Bank’s President and Chief Executive Officer and the Bank’s Executive Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2017, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2017, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for the Bank. Rule 201(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it or a covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than 10 percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide 10 or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.

PwC has advised the Bank that for the year ended December 31, 2017 that PwC and certain covered persons had borrowing relationships with two Bank members (referred below as the “Lenders”) who own more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.
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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lenders owned more than 10 percent of the Bank’s capital stock, the Lenders’ voting rights are each less than 10 percent;

•	as of December 31, 2017 and as of the date of the filing of this Form 10-K, no officer or director of either Lender served on the board of directors of the Bank; and

•	the Lenders are subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2018, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships.

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

Member Directors

Candidates for member directorships in a particular state are nominated by members in that state. FHLBank Boards are not permitted to nominate or elect member directors, except for vacant member directorships. Finance Agency regulations require that:

•	a member directorship be held only by an officer or director of a member institution located within the Bank’s district;

•	the member institution meet all minimum capital requirements established by its regulator(s); and

•	the member institution be a member as of the record date established for the election of the member director.

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

For each member director position to be filled, an eligible member in that state may cast one vote for each share of capital stock it was required to hold as of the record date, except that an eligible member’s votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date.

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2017, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2017 election notification process.

Independent Directors

Candidates for independent directorships are nominated by the Bank’s board of directors. Finance Agency regulations require that an independent directorship be held only by an individual:

•	who is a bona fide resident of the Bank’s district;

•	who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank; and

•	who is not an officer of any FHLBank.

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

Any individual may submit an application form and request to be considered by the Bank to be an independent director candidate. Before nominating any individual for an independent directorship, other than for a public interest directorship, the Board must determine that the candidate’s knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to the Bank’s. Finance Agency regulations require the board to consult with the Bank’s Affordable Housing Advisory Council with respect to the independent directorship candidates. Further, the Bank must submit information about independent directorship candidates to the Finance Agency for its review prior to their nomination. After the independent director candidates are nominated by the board, the candidates are then presented to the Bank’s membership for a district-wide vote. Finance Agency regulations permit the Bank’s directors, officers, attorneys, employees, agents, and Advisory Council members to support the candidacy of the board’s candidates for independent directorships.

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

The Bank has determined that all directors meet the regulatory eligibility requirements for directors. Because of the laws and regulations governing member directorship elections that are described above, the Bank is not in a position to know what specific factors the Bank’s member institutions may consider in selecting member director candidates or electing member directors. For the Bank’s independent directors and the directors who hold their current directorship due to vacancy and appointment by the board, the board considered the experience, qualifications, attributes or skills described in the biographical paragraphs provided below in determining to nominate or appoint that person as a director for the Bank. In addition the board has at times considered the importance of maintaining a continuity of relevant knowledge, leadership and experience on the board and diversity the candidate would bring to the board when nominating or appointing a candidate.

The following table presents information regarding each of the Bank’s directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Brian E. Argrett(1)	54	2016	12/31/2021	(5)(7)(8)(9)
Travis Cosby, III(1)	59	2014	12/31/2021	(5)(7)(8)(9)
Suzanne S. DeFerie(1)	61	2015	12/31/2020	(5)(7)(8)(9)
R. Thornwell Dunlap, III(1)	60	2016	12/31/2019	(6)(8)(10)(11)
F. Gary Garczynski(2)(3)	71	2007	12/31/2020	(5)(6)(7)(8)(9)(10)(11)
William C. Handorf(2)	73	2007	12/31/2019	(5)(7)(8)(9)
Scott C. Harvard(1)(4)	63	2017	12/31/2020	(5)(6)(8)(10)
Jonathan Kislak(2)	69	2008	12/31/2018	(7)(8)(9)(11)
LaSalle D. Leffall, III(2)	55	2007	12/31/2020	(5)(7)(8)(10)
Kim C. Liddell(1)	57	2015	12/31/2018	(6)(8)(9)(11)
Miriam Lopez(1)	67	2008	12/31/2018	(6)(8)(10)(11)
John B. Rucker(2)	66	2017	12/31/2019	(6)(8)(10)(11)
Robert L. Strickland, Jr.(2)(3)(4)	66	2007	12/31/2021	(6)(8)(10)(11)
Richard A. Whaley(1)	58	2013	12/31/2018	(5)(6)(7)(8)(9)(10)(11)
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

(4)	Mr. Harvard previously served as a director from 2003-2012. Mr. Strickland previously served as a director from 2002-2004.

(5)	Member of Audit Committee

(6)	Member of Credit and Member Services Committee

(7)	Member of Enterprise Risk and Operations Committee

(8)	Member of Executive Committee

(9)	Member of Finance Committee

(10)	Member of Governance and Compensation Committee

(11)	Member of Housing and Community Investment Committee

Chairman of the board, F. Gary Garczynski, has served as the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, since 1997. Mr. Garczynski served as chairman of the National Housing Endowment from 2004 to 2010 and continues to serve on its executive committee. He previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builders Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski serves a gubernatorial appointment through 2018 as vice chairman of the Commonwealth Transportation Board and has previously served as a director on the Northern Virginia Transportation Authority. He currently serves as chairman of the Executive Committee and ex officio member of the other committees of the Bank’s board. Mr. Garczynski’s public interest experience in housing, affordable housing and housing policy supported his nomination as a public interest director.

Vice chairman of the board, Richard A. Whaley, has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He has served as a director of the Georgia Bankers Association Insurance Trust, Inc. since June 2013 and is a veteran of the U.S. Army. He currently serves as vice chairman of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Brian E. Argrett has served as president, chief executive officer, and director of City First Bank of DC since 2011. Previously, Mr. Argrett was founder and managing partner of both Fulcrum Capital Group and Fulcrum Capital Partners, L.P. from 1992 to 2011. He served as president, chief executive officer, and director of Fulcrum Venture Capital Corporation, a federally licensed and regulated Small Business Investment Company, from 1992 to 2011. He currently serves as chairman of the boards of directors of City First Enterprises, a nonprofit bank holding company, and City First Foundation. Mr. Argrett also serves as presidential appointee to the Community Development Advisory Board, former chairman of the Community Development Bankers Association, and director of the Washington DC Economic Partnership. From 2006-2009, Mr. Argrett served on the audit committee of First Federal Financial Corp. (NYSE- FED). He currently serves as vice chairman of the Enterprise Risk and Operations Committee of the Bank’s board.
Travis Cosby, III has served as chairman of the board of First Community Bank of Central Alabama in Wetumpka, Alabama, since January 1, 2013, having previously served as president from 2001 to 2011 as well as chief executive officer from 2004 to 2012. He has over 30 years of banking experience and served in operations, lending, investment portfolio management, and funds management positions. He worked at Union Planters Bank from 1998 to 2001, achieving the title of city president, after rising to executive vice president during his tenure at First National Bank of Wetumpka from 1982 to 1998. From 1980 to 1982, Mr. Cosby worked at Jackson Thornton and Co., CPAs. He earned a B.S. in accounting from Auburn University, and became a certified public accountant in June 1982. Mr. Cosby is a past chairman and current Chairman’s Council member of the Alabama Bankers Association, Inc. He currently serves as chairman of the Audit Committee of the Bank’s board.

Suzanne S. DeFerie has served as executive vice president and regional president, western region, of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ-FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc., from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves a member of the board of directors for First Bancorp. Prior to becoming president and chief executive officer of Asheville Savings Bank and ASB Bancorp, Inc., Ms. DeFerie was executive vice president and chief financial officer of Asheville Savings Bank for 16 years. She currently serves as chairman of the Finance Committee of the Bank’s board.

R. Thornwell Dunlap, III has served as president and chief executive officer of Countybank since 1995 and chairman of its holding company, TCB Corporation, since 2001. He has served on the South Carolina Bankers Association Board of Directors since 2016 and is a past chairman of the Independent Banks of South Carolina Board of Directors. Mr. Dunlap also serves on the Greenwood Partnership Alliance Board of Directors and Executive Committee and is a past chairman. Mr. Dunlap served on the Piedmont Technical College Foundation Board of Directors from 1995 to 2004, and returned to serve in 2010 to present. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chairman of the Greenwood Rotary Club. He currently serves as chairman of the Governance and Compensation Committee of the Bank’s board.

William C. Handorf, Ph.D. has served as a professor of finance and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. He currently serves as chairman of the Enterprise Risk and Operations Committee of the Bank’s board. Mr. Handorf’s experience in financial markets, banking, real estate investment, accounting, and derivatives supported his nomination as an independent director.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (OTC - FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chairman from 2007-2012. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and served as a member of the executive committee of the Virginia Bankers Association and on the board of the Virginia Association of Community Banks from 2012-2014. He is also a director of the Community Bankers Bank in Richmond, Virginia. Mr. Harvard was the founder of the United Way of Virginia’s Eastern Shore and currently serves as a director of the United Way of the Northern Shenandoah Valley. He has also served on the Council of Federal Home Loan Banks. Mr. Harvard currently serves as vice chairman of the Credit and Member Services Committee of the Bank’s board.
Jonathan Kislak has served as principal and chairman of the board of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From

1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. From 2013-2016, Mr. Kislak served on the board of directors and chair of the audit committee of Cherry Hill Mortgage Investment Corp. (NYSE - CHMI). He currently serves as vice chairman of the Finance Committee of the Bank’s board. Mr. Kislak’s experience in economics and finance supported his nomination as an independent director.

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation’s largest nonprofit owners of affordable multifamily housing, and served as president and chief operating officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds, registered investment companies, from 2011 through the present. He is a member of the New York State Bar, District of Columbia Bar, Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall earned a B.A., magna cum laude, in History from Harvard College followed by the simultaneous completion of a J.D., cum laude, from Harvard Law School and M.B.A. from Harvard Business School. He currently serves as vice chairman of the Audit Committee of the Bank’s board. Mr. Leffall’s experience in finance, law, and affordable multifamily housing, and derivatives knowledge supported his nomination as an independent director.

Kim C. Liddell has served as president and chief executive officer of 1880 Bank, formerly known as the National Bank of Cambridge, in Cambridge, Maryland, since 2010. He was elected chairman of the board of directors in April 2011. From 2004 to 2009, Mr. Liddell served as chief operating officer and executive vice president of Cardinal Financial Corporation (CFNL) and Cardinal Bank. Mr. Liddell has served as a board member of the Virginia Bankers Association’s Member Services, Inc., Junior Achievement of the National Capital Area, Business in Education Partnership with the Falls Church City Public Schools, Arlington County Chamber of Commerce, Celebrate Fairfax, and Leadership Fairfax. Mr. Liddell currently serves on the boards of the Maryland Bankers Association and Dorchester General Hospital Foundation. He previously served on the board of the Dorchester County Chamber of Commerce. Mr. Liddell currently serves as chairman of the Credit and Member Services Committee of the Bank’s board.

Miriam Lopez has served as president, chief lending officer, and director of Marquis Bank in Coral Gables, Florida since July 2010. She previously served as chief executive officer of TransAtlantic Bank in Miami, Florida for 24 years and as TransAtlantic’s chairman of the board from 2003 to 2007. She is a former president (non-executive position) of the Florida Bankers Association and former member of the American Bankers Association’s Government Relations Council and Executive Committee.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (“Stifel”), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chairman from 2014 to 2015 and as its chairman in 2016. He currently serves as vice chairman of the Housing and Community Investment Committee of the Bank’s board. Mr. Rucker’s experience as a lawyer and in affordable housing finance supported his appointment to fill the independent directorship vacancy.

Robert L. Strickland, Jr. is executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland served as president of the National Council of State Housing Agencies for two terms. He has also served on the National Association of Home Builders Mortgage Finance Roundtable and as a member of Fannie Mae’s National Advisory Council. He currently serves as a director of the Alabama MultiFamily Loan Consortium. He currently serves as chairman of the Housing and Community Investment Committee and vice chairman of the Governance and Compensation Committee of the Bank’s board. Mr. Strickland’s experience in affordable housing finance supported his nomination as a public interest director.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the Who We Are - Investor Relations -Governance section of the Bank’s Internet website at http://corp.fhlbatl.com/who-we-are/investor-relations/. Any amendments to, or waivers under, the Bank’s Code of Conduct that are required to be disclosed pursuant to the SEC’s rules will be disclosed on the Bank’s website.

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

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, as the Bank’s capital stock may only be owned by members, former members, and certain non-members, the Bank’s directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to, and does, engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 8, 2018, each of the Bank’s directors was independent under these criteria.

SEC Rules Regarding Independence

SEC rules require the Bank’s board of directors to adopt a standard of independence to evaluate its directors. The board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, including members of its Governance and Compensation Committee and Audit Committee, and whether the Bank’s Audit Committee’s financial experts are independent.

After applying the NYSE independence standards, the board determined that, as of March 8, 2018, directors Garczynski, Handorf, Kislak, Leffall, and Rucker, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that previously has transacted business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, Garczynski, Harvard, Leffall, Lopez, Rucker, Strickland, and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 8, 2018, each of directors Garczynski, Leffall, and Rucker, was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Mr. Strickland was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Argrett, Cosby, DeFerie, Garczynski, Handorf, Harvard, Leffall, and Whaley. The board determined that, as of March 8, 2018, each of directors Garczynski, Handorf, and Leffall was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Argrett, Cosby, DeFerie, Handorf, Harvard, Leffall, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 8, 2018, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

The board of directors establishes the Bank’s risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting its risk appetite and RMP. The board reviews the risk appetite report on a quarterly basis and approves any changes as appropriate. The board receives regular updates on the Bank’s key risks including an independent risk assessment. The board reviews the RMP at least annually and approves any amendments to it as appropriate. For further discussion of the risk appetite and the RMP, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management. The board works with management to align the Bank’s strategic activities and objectives within the parameters of the risk appetite framework and the RMP. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

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

The Bank’s internal management is overseen by the president and chief executive officer and delegated to other senior managers and internal management committees. The Bank has determined that this leadership structure is the most effective means of actively engaging the board of directors in risk management oversight while utilizing Bank management to implement and maintain sound risk management practices.

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2017 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2017 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	54	President and Chief Executive Officer
Kirk R. Malmberg	57	Executive Vice President and Chief Financial Officer
Cathy C. Adams	58	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	49	Executive Vice President and Chief Business Officer
Robert C. Bennett	63	Senior Vice President and Chief Information Officer
Julia S. Brown	53	Senior Vice President, Corporate Secretary
Bryan Delong	54	Senior Vice President, Director of Human Resources and Staff Services
Arthur L. Fleming	59	Senior Vice President, Director of Community Investment Services
Annette Hunter	53	Senior Vice President, Director of Accounting Operations
Haig H. Kazazian, III	52	Senior Vice President, Treasurer
Robert S. Kovach	54	Senior Vice President, Chief Credit Officer
Eric M. Mondres	63	Senior Vice President, Director of Government and Industry Relations
Reginald T. O'Shields	47	Senior Vice President, General Counsel
Richard A. Patrick	62	Senior Vice President, Chief Audit Officer
William T. Shaw	46	First Vice President, Controller
Alp E. Can	42	First Vice President, Chief Risk Officer

W. Wesley McMullan was appointed president and chief executive officer in December 2010. Previously, he served as executive vice president and director of financial management since 2004, with responsibility for sales, MPP sales, asset-liability management, liquidity management, other mission-related investments, customer systems and operations, and member education. Mr. McMullan joined the Bank as a credit analyst in 1988 and later earned promotions to assistant vice president in 1993, vice president in 1995, group vice president in 1998, and senior vice president in 2001. He currently serves as vice chairman of the board of directors of the FHLBanks’ Office of Finance. Mr. McMullan is a chartered financial analyst and earned a B.S. in finance from Clemson University.

Kirk R. Malmberg was appointed executive vice president and chief financial officer effective April 1, 2011. He oversees accounting, financial reporting, investment and derivatives operations, and treasury as well as the Bank’s credit and collateral services. From 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank’s mortgage programs. He joined the Bank in 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

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

Robert C. Bennett has served as senior vice president, chief information officer, overseeing the Bank’s information technology division, since joining the Bank in 2009. Prior to that, Mr. Bennett was executive vice president and chief information officer for Homebanc Corporation from 1998 through 2007. During a 17-year career from 1981 through 1998 with BellSouth Telecommunications, Mr. Bennett served as chief information officer for various divisions, including corporate marketing and small business services. Mr. Bennett earned a B.A. in English literature from Ohio University.

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

Bryan Delong has served as senior vice president, chief human resources officer, since January 1, 2016, having previously served as director of human resources and staff services since 2011. Mr. Delong is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, employee development, diversity and inclusion, and human resources compliance. Mr. Delong also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. A 24-year veteran of the Bank, Mr. Delong previously served as the assistant director of human resources with responsibility for managing the Bank’s compensation, benefits, human resources information systems, and employee development programs. Prior to joining the Bank in 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. Mr. Delong holds an M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

Arthur L. Fleming has served as senior vice president, director of community investment services, directing the Bank’s community investment, economic development, and affordable housing products and services, since 2007. Mr. Fleming has experience in a variety of financial services, legal, housing development, and academic roles. Before joining the Bank, Mr. Fleming was chief lending and investment officer for the Opportunity Finance Network, Inc., a national community development financial institution. He also served as the senior director for the southeast region and director of housing finance for the Fannie Mae Foundation; the senior vice president, managing director of housing initiatives at GMAC; founder and executive director of the Community Financing Consortium, Inc; and an attorney/senior associate for the FAU/FIU Joint Center for Environmental and Urban Problems. Mr. Fleming earned his undergraduate degree from Florida State University, and a master’s degree in Urban and Regional Planning and a J.D. from the University of Florida.

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

Eric M. Mondres has served as senior vice president, director of government and industry relations since 2009. Mr. Mondres oversees the Bank’s efforts related to public policy development and strategy, as well as its relationships with industry members and groups as it relates to the Bank’s business and mission. He joined the Bank in 2003 as vice president and director of government relations. Before joining the Bank, he worked for America’s Community Bankers, the Thrift Depositor Protection Oversight Board, the Environmental Protection Agency as a consultant, the U.S. Department of Agriculture, and the U.S. House of Representatives’ House Administration Committee as assistant minority counsel. Mr. Mondres earned a B.A. degree in history and political science from Bridgewater College and a J.D. from Cumberland School of Law.

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

Richard A. Patrick has served as senior vice president and chief audit officer since 2002. He is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Patrick reports directly to the audit committee of the board of directors. Mr. Patrick joined the Bank in 1991 as the vice president and director of internal audit and was promoted to his senior position in 2002. Prior to joining the Bank, Mr. Patrick was a vice president and audit manager for C&S/Sovran Corporation, which is now known as Bank of America. Previously, he was a branch and operations audit officer for National Bank of Georgia. A certified public accountant, certified fraud examiner, certified financial services auditor, and certified bank auditor, Mr. Patrick earned a B.A. in business administration from Appalachian State University. He is also an honors graduate of the Bank Administration Institute’s School for Bank Administration.

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

Alp E. Can has served as first vice president and chief risk officer since June 2017, directing the Bank's enterprise risk management function. He is responsible for overseeing enterprise-wide risk assessment and reporting functions, financial risk modeling, as well as model validation efforts for the Bank. Mr. Can joined the Bank in 2005 as an asset liability analyst in the financial risk management and modeling department. He was promoted to first vice president and manager of financial risk modeling in 2013 and to director of enterprise risk management in 2014. Mr. Can earned a bachelor’s degree in economics from the University of Istanbul, and an M.S. in mathematical risk management and M.B.A.- Finance, each from Georgia State University.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2017 compensation program for its chief executive officer, chief financial officer, and the three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2017 are identified in the following table.

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Robert S. Kovach	Senior Vice President, Chief Credit Officer

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives, enhancing business performance and increasing shareholder value. The Bank’s compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives’ incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank’s incentive compensation plan contains overall Bank performance goals that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The incentive compensation plan contains quantitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

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

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive’s base salary also is used as a basis in calculating the executive’s annual incentive award opportunity, as described below.

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). The named executive officers’ ICP awards and Deferred Incentive are subject to adjustment or forfeiture in certain events as described below under “2017 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

Benefits. The Bank provides retirement benefits to promote executive retention, and the executive officers are eligible to participate in the same benefit plans that are made available to other employees of the Bank, such as medical, group term life and long-term disability coverage. The Bank also provides limited perquisites to executive officers.

Executive Compensation Process

Board and committee consideration of executive compensation. The Bank’s board of directors establishes the Bank’s executive compensation philosophy and objectives and has final approval of any compensation decisions related to the Bank’s chief executive officer and all officers reporting directly to the chief executive officer who are senior vice presidents or higher. The governance and compensation committee of the board of directors advises and assists the board and makes recommendations to the board relating to compensation of such officers.

The chief executive officer reviews and recommends to the board the base salary of the officers who report directly to him and who are senior vice president and higher level officers. The chief executive officer also determines the base salary of all other senior vice president officers (other than the chief audit officer) within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Willis Towers Watson to provide assistance in evaluating the Bank’s executive compensation programs for 2017. Willis Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation (including base salary and target incentive compensation), retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at certain comparable commercial banks and financial services organizations. The companies that were included in the peer groups for 2017 are listed below in “Compensation Decisions in 2017 - Overview.” The board used this data to assess competitive levels of compensation for the Bank’s executives and did not target any named executive officer’s compensation to a specific percentile of such executive officer’s comparable position in the peer groups.

The board does not evaluate specifically the multiples by which a named executive officer’s cash compensation is greater than that of non-executive employees when setting executive compensation. The Bank is exempt from SEC proxy rules and does not provide shareholder advisory “say on pay” votes regarding executive compensation.

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director prohibits the FHLBanks from providing to any executive officer compensation that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. Pursuant to this authority and a Finance Agency final rule on executive compensation, effective February 27, 2014, the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any planned board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. The Housing Act also authorizes the Director to prohibit the Bank from making any “golden parachute” payments to its officers, employees, and directors.

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

Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2017.

Compensation Decisions in 2017
Overview
The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance in 2017 were:

•	achievement of performance objectives for 2017 as determined by the board;

•	fulfillment of the Bank’s public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank’s 2017 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. In determining the base salary for Mr. McMullan, the board considered data developed by Willis Towers Watson regarding the cash compensation provided by two different groups:

(1) the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations (FHLB Peers):

•	FHLBank Boston

•	FHLBank Chicago

•	FHLBank Cincinnati

•	FHLBank Des Moines

•	FHLBank New York

•	FHLBank Pittsburgh

•	FHLBank San Francisco

and (2) the following commercial banks with assets between $20 billion and $65 billion (Commercial Bank Peers):

• Associated Banc-Corp	• Huntington Bancshares
• Bank of the West	• People’s Bank
• City National Bank	• Synovus Financial Corporation
• Commerce Bancshares	• Umpqua Bank
• Comerica	• Webster Bank
• EverBank

The median asset size for the Commercial Bank Peers was $28.8 billion. According to the historical data provided to the board by Willis Towers Watson, Mr. McMullan’s salary was at the median base salary for the presidents of the FHLB Peers and below the median base salary for Commercial Bank Peers. After reviewing the Bank’s performance and Mr. McMullan’s performance during fiscal year 2016, the board set Mr. McMullan’s base salary for 2017 at $816,000, which was an increase of 2.00 percent from 2016.

In order to review sufficient market data in determining the base salaries for Ms. Adams and Mr. Dozier, whose positions are not as precisely mirrored at other institutions, the board also considered compensation data supplied by Willis Towers Watson from the following financial services organizations with assets between $20 billion and $65 billion (Financial Service Peers):

• American Financial Group	• Humana
• American National Insurance	• Huntington Bancshares
• Associated Banc-Corp	• People’s Bank
• Assurant	• Phoenix Companies
• Bank of the West	• Progressive
• Chubb	• Reinsurance Group of America (RGA)
• Cigna	• Santander Consumer USA
• City National Bank	• Synovus Financial Corporation
• CNO Financial	• TD Ameritrade
• Comerica	• Umpqua Bank
• Commerce Bancshares	• Unum
• Cullen Frost Bankers	• Visa
• EverBank	• Webster Bank

The median asset size for the Financial Service Peers was $30.6 billion.

According to the historical data provided to the board by Willis Towers Watson, the base salaries of Mr. Malmberg and Ms. Adams were below the median base salaries for comparable positions at the considered FHLB Peers as well as the Commercial Bank Peers and Financial Services Peers, respectively. The base pay of Mr. Dozier approximates the median base salary for comparable positions at the FHLB Peers and Commercial Bank Peers. Mr. Kovach’s base salary was above the median base salary for comparable positions at the FHLB Peers and below the median base salary for comparable positions at the Commercial Bank Peers. Following this review, and after consideration of the Bank’s performance and executives’ performance during fiscal year 2016, the board opted to increase the existing base salaries for 2017 as follows:

• Mr. Malmberg to $508,000 (a 2.63 percent increase)
• Ms. Adams to $493,000 (a 2.71 percent increase)
• Mr. Dozier to $488,000 (a 2.74 percent increase)
• Mr. Kovach to $399,800 (a 2.51 percent increase)

Incentive Compensation

The following table presents the 2017 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2017 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	40.00	75.00	98.00
Executive Vice President	30.00	55.00	80.00
Senior Vice President	24.00	48.00	70.00

These percentages are the same as the award percentages established for 2016.
For 2017, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2017. A description of each of the performance metrics, and the performance against such metrics in 2017, is provided following the tables.

2017 Weights and Awards

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	13.60	25.50	33.32
Risk Management - Risk Appetite	33.00	13.20	24.75	32.34
Risk Management - ROE Spread to 3-Month LIBOR	33.00	13.20	24.75	32.34
Total	100.00	40.00	75.00	98.00

Executive Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	10.20	18.70	27.20
Risk Management - Risk Appetite	33.00	9.90	18.15	26.40
Risk Management - ROE Spread to 3-Month LIBOR	33.00	9.90	18.15	26.40
Total	100.00	30.00	55.00	80.00

Senior Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	6.00	12.00	17.50
Risk Management - Risk Appetite	25.00	6.00	12.00	17.50
Risk Management - ROE Spread to 3-Month LIBOR	25.00	6.00	12.00	17.50
Individual and Team Goals	25.00	6.00	12.00	17.50
Total	100.00	24.00	48.00	70.00

The Shareholder Focus - Shareholder Activity goal measures the increase in the number of products and services utilized by members during 2017. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2017, over a product utilization baseline established as of December 31, 2016. The performance goals were one percent product utilization increase at threshold (1,920), five percent increase at target (2,000), and 12.00 percent increase at maximum (2,123). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. As of December 31, 2017, the Bank achieved a shareholder activity performance score of 2,173, representing an increase of 14.43 percent over the 2017 baseline. Based on 2017 performance, the board awarded the maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. As of December 31, 2017, the Bank achieved a risk appetite performance score of 99.7 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the Bank’s return on equity (ROE) amount in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. For 2017, the performance goals were 275 basis points (threshold), 300 basis points (target), and 335 basis points (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. In 2017, the Bank’s ROE spread to average three-month LIBOR, after adjusting for the amount the Bank voluntarily contributed to AHP in excess of regulatory requirements, was 371 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

In 2017, the board of directors did not establish individual performance award opportunities for the Bank’s president and executive vice presidents. Mr. Kovach’s individual goals were focused on shareholder service, risk management and team development. Based upon performance in 2017, Mr. Kovach was awarded the maximum level for this goal.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2017 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	33.32	31.88	32.34	N/A	97.54	Target-Max	$795,964	$397,982
Kirk R. Malmberg	27.20	25.91	26.40	N/A	79.51	Target-Max	403,887	201,944
Cathy C. Adams	27.20	25.91	26.40	N/A	79.51	Target-Max	391,961	195,981
Robert F. Dozier, Jr.	27.20	25.91	26.40	N/A	79.51	Target-Max	387,986	193,993
Robert S. Kovach	17.50	17.17	17.50	17.50	69.67	Target-Max	278,540	139,270
____________
N/A Not applicable
The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2019-2021) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2019	1/3 of balance (± 1-year return)
2020	1/2 of balance (± 2-year return)
2021	Remaining balance (± 3-year return)

Incentive Compensation Plan Award Adjustment or Forfeiture.  The named executive officers’ ICP awards and Deferred Incentive are subject to adjustment or forfeiture in certain events. Under the terms of the ICP, the board of directors has reserved the right to amend, modify or terminate the ICP, in whole or in part, and to increase, decrease, terminate without penalty or payment, or otherwise modify any ICP award, at any time for any reason or no reason.

The board of directors has the authority to (i) equitably adjust ICP performance measures for a particular year under the ICP to preserve the benefits or potential benefits intended to be made available to the participants for any merger, consolidation, rights offering, separation, reorganization or liquidation or any other change in the capital structure of the Bank and (ii) adjust Earned

Awards (as defined in the ICP) for both current and prior years if the board determines in good faith that the amounts of any Earned Awards were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria as defined in the ICP. The board may, in its sole discretion, decline to adjust the terms of any outstanding Award, as defined, if it determines that such adjustment would violate applicable law or result in adverse tax consequences to the participant or to the Bank.

To ensure continued focus on the Bank’s Diversity and Inclusion Plan, the 2017 ICP provides that annual incentive awards to the named executive officers may be reduced by up to 10 percent to the extent that the board of directors, in its sole discretion, determines that certain Bank-wide activity goals related to workforce development, outreach to diverse vendors, and engagement with diverse shareholders have not been achieved.

If as of the time any payment of the Deferred Incentive otherwise would be due, the board of directors has made a good faith determination that the Bank has not achieved certain objective financial performance threshold measures relating to retained earnings (net of accumulated other comprehensive income (loss)), market value of equity/par value of capital stock, regulatory capital to assets ratio, and positive annual net income, the board may in its sole discretion elect to reduce or eliminate such payment of the Deferred Incentive.

If a named executive officer’s employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including the Deferred Incentive) shall be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits
The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit pension plans and defined contribution and deferred compensation plans. These plans are described in more detail below in the sections entitled “Executive Compensation -- Pension Benefits” and “--Deferred Compensation.”
The Bank’s retirement benefit plans are a vital component of the Bank’s retention strategy for executive officers, particularly because many other competing organizations provide executive officers with economic benefits based on equity interests in the employer, oftentimes in addition to similar retirement benefits.

Perquisites and Other Benefits
All named executive officers are eligible to participate in the benefit plans that are made available to all employees of the Bank including medical, dental, and vision insurance coverage, group term life and long-term disability insurance coverage, paid vacation, and sick leave. The named executive officers generally participate in these plans on the same basis and terms as all other employees.
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

Employment Arrangements and Severance Benefits
Other than the specific contractual arrangements discussed below, all Bank employees are employed under an “at will” arrangement. Accordingly, an employee may resign employment at any time, and the Bank may terminate the employee’s employment at any time for any reason, with or without cause.
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
Employment Agreement. The Bank entered into an Employment Agreement with Mr. McMullan, effective January 1, 2014 (Employment Agreement). Under the Employment Agreement, Mr. McMullan’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement had an initial three-year term and will continue to extend automatically for subsequent one-year periods unless either party elects not to renew. Pursuant to the Employment Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provides for certain severance benefits for Mr. McMullan, which are discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. McMullan to the president and chief executive officer position.
Change in Control Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated certain of the named executive officers as eligible to participate in the Severance Plan. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.”

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

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2017, 2016, and 2015. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2017 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2017	$816,000	$100	$833,345	$2,409,977	$74,001	$4,133,423
	2016	800,000	100	799,865	1,871,447	69,688	3,541,100
	2015	751,000	100	757,270	498,478	64,679	2,071,527
Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2017	508,000	100	422,788	1,008,531	35,736	1,975,155
	2016	495,000	600	401,882	775,473	32,682	1,705,637
	2015	473,000	100	387,308	245,184	29,244	1,134,836
Cathy C. Adams Executive Vice President and Chief Operations Officer	2017	493,000	100	410,273	1,248,856	34,833	2,187,062
	2016	480,000	1,100	389,676	1,123,030	29,873	2,023,679
	2015	458,000	100	374,990	335,020	28,319	1,196,429
Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer	2017	488,000	100	406,101	105,000	108,482	1,107,683
	2016	475,000	200	385,605	67,000	28,614	956,419
	2015	453,000	100	370,880	38,000	29,352	891,332
Robert S. Kovach Senior Vice President and Chief Credit Officer (1)	2017	399,800	100	291,721	323,000	24,252	1,038,873
	2016	390,000	100	278,317	190,000	23,491	881,908
____________
(1) Mr. Kovach was not a named executive officer in 2015.
(2) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides the named executive officers a tax gross-up on this bonus, which amount is included in column (g). The 2016 bonus amounts for Ms. Adams and Messrs. Malmberg and Dozier also includes an award payment of $1,000, $500 and $100, respectively, under the Bank’s Service Award Program to recognize employees with five or more years of service. The Service Award Program is administered by the Bank’s human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g).
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2017, 2016, and 2015 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2017 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 14, 2018. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2017: $37,381 for Mr. McMullan, $18,901 for Mr. Malmberg, $18,312 for Ms. Adams, $18,115 for Mr. Dozier, and $13,181 for Mr. Kovach.
(4) The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Excess Plans, computed as described in footnote (1) to the 2017 Pension Benefits table, and (ii) all “above market” earnings earned under the Bank’s non-qualified deferred compensation plans. Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2017 above-market amounts for Mr. McMullan, Mr. Malmberg, and Ms. Adams were $25,977, $2,531, and $4,856, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(5) The amounts in column (g) for 2017 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Total
W. Wesley McMullan	$15,065	$33,895	$24,991	$50	$74,001

Kirk R. Malmberg	16,200	14,280	5,206	50	35,736

Cathy C. Adams	16,200	13,380	5,203	50	34,833

Robert F. Dozier, Jr.	27,000	74,791	6,641	50	108,482

Robert S. Kovach	5,536	18,452	214	50	24,252

____________
(1) The Bank provided Mr. Dozier with $16,200 in matching 401(k) contributions and $10,800 in automatic 401(k) contributions.
(2) The Bank provided Mr. Dozier with $74,791 in DC BEP contributions as described in the Deferred Compensation discussion below.
(3) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. McMullan reimbursement for guest travel to certain business functions, executive health benefits, an airline program membership, and a $1,500 per month car allowance. The Bank provided Mr. Malmberg, Ms. Adams, Mr. Dozier, and Mr. Kovach reimbursement for guest travel to certain business functions. The Bank provided Mr. Dozier reimbursement for executive health benefits, and Mr. Malmberg and Ms. Adams reimbursement for an airline program membership. The Bank provided Mr. McMullan, Mr. Malmberg, Ms. Adams, and Mr. Dozier matching contributions in the Bank’s Once For All charitable giving program.
(4) The tax gross-up amount represents withholding taxes on the $100 employee appreciation bonus provided to all employees of the Bank. The Bank provided a tax gross-up on such awards under the Bank’s Service Award Program in 2017, and those amounts are included in column (g) .

Awards of Incentive Compensation in 2017

The following table provides information concerning each grant of an award to a named executive officer in 2017 under the ICP.

2017 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$326,400	$612,000	$799,680
Kirk R. Malmberg	152,400	279,400	406,400
Cathy C. Adams	147,900	271,150	394,400
Robert F. Dozier, Jr.	146,400	268,400	390,400
Robert S. Kovach	95,952	191,904	279,860
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2017. The actual amounts earned pursuant to the ICP during 2017 are reported under column (e) of the summary compensation table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2017 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2017, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

Pension Plan

The pension benefits payable under the Pension Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant’s benefit in the plan vests upon completion of five years of service with the Bank, and the participant then may retire under the plan at the times described below.

Employees hired before July 1, 2005

For participants hired on or before July 1, 2005, the Pension Plan generally provides an annual retirement allowance equal to 2.50 percent of the participant’s highest consecutive three-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary and annual short-term incentive compensation.
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

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, and by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available. Mr. Kovach, who was hired in 2010, participates in the Pension Plan under these terms and has satisfied the plan vesting requirements, but is not eligible for immediate early retirement.

Employees hired on or after March 1, 2011

The Pension Plan was closed to new participants effective March 1, 2011. Accordingly, Mr. Dozier does not participate in the Pension Plan.

Excess Plan

Payments under the Pension Plan may be limited due to federal tax code limitations. The Excess Plan exists to restore those benefits that executives otherwise would forfeit due to these limitations. The Excess Plan operates using the same benefit formula and retirement eligibility provisions as described above under the Pension Plan. Because the Excess Plan is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as the Pension Plan.

All of the named executive officers participate in the Excess Plan. Mr. Dozier participates solely in the Excess Plan because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participates in the Excess Plan to the same extent as if he were participating in the Pension Plan (as if he was an employee hired between July 1, 2005, and February 28, 2011). Mr. Dozier has satisfied the plan vesting requirements, but is not eligible for immediate early retirement.

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

2017 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Pension Plan	29.8	$1,958,000	$—
	Excess Plan	29.8	9,348,000	—
Kirk R. Malmberg (2)	Pension Plan	20.8	1,529,000	—
	Excess Plan	20.8	3,258,000	—
Cathy C. Adams	Pension Plan	30.0	2,297,000	—
	Excess Plan	30.0	5,168,000	—
Robert F. Dozier, Jr. (3)	Pension Plan	—	—	—
	Excess Plan	5.5	319,000	—
Robert S. Kovach (2)	Pension Plan	30.0	1,444,000	—
	Excess Plan	30.0	507,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2017, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 3.60 percent discount rate; 3.68 percent was used to calculate benefits under the Excess Plan.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago and for Mr. Kovach include 23.8 years credited for prior service earned while employed by FHLBank Pittsburgh. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $629,000 for Mr. Malmberg and $386,000 for Mr. Kovach.
(3) As noted above, Mr. Dozier is not eligible to participate in the Pension Plan.

Deferred Compensation
Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective deferred compensation plan. Each named executive officer is also eligible to participate in the non-qualified defined contribution benefit equalization plan (DCBEP). Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the DCBEP.
The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank’s 401(k) Plan. Deferred compensation plan participants also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan. Mr. Malmberg and Ms. Adams participated in the deferred compensation plan for the year ended December 31, 2017.
Named executive officers are permitted to defer up to 40.0 percent of salary under the Bank’s 401(k) Plan and the DCBEP. The Bank matches the amount contributed by a participant up to six percent of base salary. For employees hired on or after March 1, 2011, including Mr. Dozier, the Bank automatically contributes four percent of base salary into the 401(k) Plan on behalf of the employee, in addition to the six percent match described above.

The DCBEP, like the 401(k) Plan, is self-directed and provides participants with a range of mutual fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DCBEP begin when a participant’s employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool. All Bank contributions to the DCBEP are subject to a two-year vesting period.
The board amended the DCBEP, effective January 1, 2017, to:

•	increase the amount that the Bank contributes to Mr. Dozier under the Bank’s 401(k) Plan and DCBEP by two percent;

•	permit Mr. Dozier to participate in the DCBEP outside of the 401(k) benefit limits imposed by the Internal Revenue Service; and

•	provide an additional contribution by the Bank of 12% of Mr. Dozier’s ICP awards to the DCBEP.

The board amended the Benefit Equalization Plan (BEP), effective January 1, 2018, to:

•
provide that any executive hired or promoted to the level of senior vice president or higher after January 1, 2018 (“eligible executives”), will not be eligible to receive the defined benefit feature of the BEP and will instead receive a Bank contribution of up to 10.0% applied to both annual base pay and ICP award amounts under the defined contribution portion of the BEP;

•	provide eligible executives with a contribution equivalent to 10% of base pay offset by contributions to the 401(K) Plan; and

•	provide eligible executives with a contribution equivalent to 10% of incentive compensation.

The following table presents compensation earned and deferred in 2017, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2017 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
W. Wesley McMullan	$57,600	$33,895	$210,893	$—	$2,616,510
Kirk R. Malmberg	77,600	14,280	208,160	—	1,327,015
Cathy C. Adams	212,640	13,380	240,894	(24,393)	1,648,255
Robert F. Dozier, Jr.	11,280	74,791	9,369	—	95,440
Robert S. Kovach	95,941	18,452	187,041	—	1,138,681
____________
(1) Amounts under column (b) are included in salary reported for 2017 in column (c) of the 2017 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2017 in column (g) of the 2017 Summary Compensation Table.
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
Mr. McMullan’s Employment Agreement provides that upon the Bank’s termination of his employment for any reason other than “cause,” or upon Mr. McMullan’s termination of his employment for “good reason,” the Bank shall pay a total of one year’s base salary in effect at the date of termination in a lump sum within 30 days after Mr. McMullan executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan’s incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. McMullan was employed that year. The incentive compensation award is based on the Bank’s actual performance for the year in which termination occurs and is payable at the time such incentive compensation awards are paid to other senior executives. In addition, Mr. McMullan is entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement.
Under Mr. McMullan’s Employment Agreement, “cause” is defined to include Mr. McMullan’s failure to perform substantially his duties; his engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving a felony, fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; his breach of fiduciary duty or breach of certain covenants in the Employment Agreement; his refusal to comply with a lawful directive from the Chairman of the board of directors or from the board of directors; or his material breach of the Employment Agreement. The Employment Agreement defines “good reason” to include a material diminution in Mr. McMullan’s base salary or in his authority; the Bank requiring Mr. McMullan to be based at any office or location other than in Atlanta, Georgia; or a material breach of the Employment Agreement by the Bank.
The following table presents information about potential payments to Mr. McMullan under his Employment Agreement in the event his employment had terminated on December 31, 2017. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise. None of the other executive officers had a severance arrangement with the Bank in 2017.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2017 ICP Award	Deferred Incentive for Prior Periods (1)	Annual Base Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	795,964	788,778	816,000	48,136	—	—	2,448,878
Resignation For Good Reason	795,964	788,778	816,000	48,136	—	—	2,448,878
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

•
Amounts accrued and vested through the Bank’s Pension Plan and the Excess Plan (the Bank’s qualified and non-qualified defined benefit plans). Up to three months of incremental service under the Bank’s Pension Plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay.

•
Amounts accrued and vested through the 401(k) Plan and the DCBEP (the Bank’s qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank’s deferred compensation plan.

•	Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.
In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his/her beneficiary may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate. Named executive officers also are entitled to receive death benefit payments under the Pension Plan and the Excess Plan, as described under “Retirement Benefits--Death Benefits.”
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
CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and chief executive officer (CEO), Mr. McMullan, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee by examining the 2017 base pay for all 325 individuals, excluding the CEO, who were employed by the Bank on December 1, 2017 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2017). After identifying the median employee, the Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2017 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2017, the Bank’s median employee total annual compensation was $143,209; the CEO’s total annual compensation was $4,133,423; and the ratio of CEO to median employee compensation was 28.9 to 1.

Under the SEC’s rules and guidance, there are numerous ways to determine the compensation of a company’s median employee, including the employee population sampled, the elements of pay and benefits used, any assumptions made and the use of statistical sampling. In addition, no two companies have identical employee populations or compensation programs, and pay, benefits and retirement plans differ by country even within the same company. As such, the Bank’s pay ratio may not be comparable to the pay ratio reported by other companies.

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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; in 2017, these expenses totaled $31,975.
During 2017, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2017 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$100,000
Vice Chairman of the Board	95,000
Chairman of the Audit Committee	95,000
Other Committee Chairmen (excluding Audit and Executive)	90,000
All Other Directors	80,000
Under the 2017 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 12, 2016 and ended January 26, 2017 (the day of the first scheduled in-person board meeting for 2017). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 10, 2017 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2017 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity. No increase could exceed the applicable annual compensation cap.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2017.

2017 Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c) (1)	All Other Compensation (d) (2)	Total (e)
Brian E. Argrett	$80,000	$—	$3,858	$83,858
Travis Cosby, III	80,000	—	4,370	84,370
Suzanne S. DeFerie	80,000	—	1,151	81,151
R. Thornwell Dunlap, III	90,000	—	7,038	97,038
F. Gary Garczynski	100,000	—	6,589	106,589
William C. Handorf	90,000	—	1,540	91,540
Scott C. Harvard	80,000	—	2,754	82,754
Jonathan Kislak(3)	95,000	—	5,526	100,526
LaSalle D. Leffall, III	90,000	—	3,040	93,040
Kim C. Liddell	80,000	—	867	80,867
Miriam Lopez	90,000	—	5,998	95,998
John B. Rucker	80,000	650	2,910	83,560
Robert L. Strickland, Jr.	90,000	—	4,214	94,214
Richard A. Whaley	95,000	878	2,184	98,062
____________
(1) Directors are eligible to participate in the Bank’s deferred compensation plan. Directors Dunlap, Lopez, Rucker, and Whaley elected to defer compensation during 2017.
(2) Represents premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, guest travel, and matching contributions under the Bank’s Once For All charitable giving program.
(3) At the request of the director, the amount in column (b) was paid to charity of his choosing.

In September 2017, the board of directors approved the 2018 Directors’ Compensation Policy, which is substantially similar to the 2017 policy, except for increases to the annual compensation limits, as presented in the following table.

2018 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$130,000
Vice Chairman of the Board	120,000
Chairman of the Audit Committee	115,000
Other Committee Chairmen (excluding Audit and Executive)	110,000
All Other Directors	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Bank is a cooperative whose members own substantially all of the outstanding capital stock of the Bank and elect the directors of the Bank. The voting right of members is generally limited to the election of the Bank’s board of directors. A member is eligible to vote for the number of open member director seats in the state in which its principal place of business is located, and all members are eligible to vote for the number of open independent director seats. Membership is voluntary, and a member must give notice of its intent to withdraw from membership. A member that withdraws from membership may not acquire shares of any FHLBank before the end of the five-year period beginning on the date of the completion of its divestiture of Bank stock.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. The following table presents the ownership of the Bank’s capital stock, which is concentrated within the financial services industry and is stratified across various institution types (in millions).

	Commercial Banks	Savings Institutions	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2017	$3,346	$445	$1,233	$128	$2	$1	$5,155
December 31, 2016	3,393	366	1,100	94	2	1	4,956
December 31, 2015	3,557	368	1,094	81	1	14	5,115
December 31, 2014	3,821	381	872	75	1	19	5,169
December 31, 2013	3,766	290	739	86	2	24	4,907

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of February 28, 2018.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	18,854,277	32.24
100 North Tryon Street
Charlotte, NC 28255
Navy Federal Credit Union	5,053,199	8.64
820 Follin Lane
Vienna, VA 22180
Branch Banking and Trust Company	3,344,264	5.72
200 West Second Street
Winston Salem, NC 27104

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2018.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
First Bank	Southern Pines, NC	196,460	0.34
Marquis Bank	Coral Gables, FL	23,446	0.04
First Bank	Strasburg, VA	6,442	0.01
Citizens Bank of Americus	Americus, GA	5,867	0.01
Community Bankers' Bank	Midlothian, VA	5,371	0.01
Countybank	Greenwood, SC	4,704	0.01
City First Bank of D.C., National Association	Washington, DC	3,848	0.01
First Community Bank of Central Alabama	Wetumpka, AL	3,194	0.01
1880 Bank	Cambridge, MD	2,964	0.01

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite for a member to transact any business with the Bank. The Bank’s member directors are officers or directors of member institutions. All directors and any member that holds five percent or more of the Bank’s voting securities are classified as related parties under SEC regulations. In the ordinary course of its business, the Bank may transact business with each of the members that has an officer or director serving as a director of the Bank and members that hold five percent or more of the Bank’s voting securities. All such transactions:

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2017	2016
Audit fees(1)	$778	$841
Audit-related fees(2)	41	48
All other fees(3)	3	8
Total fees	$822	$897
____________
(1) Audit fees and expenses for the years ended December 31, 2017 and 2016 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2017 and 2016 were for certain FHLBank System assurance and related services, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2017 relate to the annual license for PwC’s accounting research software and disclosure checklist. All other fees for the year ended December 31, 2016 were for non-audit services for an FHLBanks' project related to employee benefits and the annual license for PwC's accounting research software.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $58,384 and $60,870 in 2017 and 2016, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2017 and 2016.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2017 and 2016, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2017 and 2016
Statements of Income for the Years Ended December 31, 2017, 2016, and 2015
Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015
Statements of Capital Accounts for the Years Ended December 31, 2017, 2016, and 2015
Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
Notes to Financial Statements

(b)	Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Exhibit	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	3.1	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through January 28, 2016).	8-K	3.1	2/1/16
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	99.2	8/5/11
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*+
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	10.1	1/9/09
10.3	Form of Officer and Director Indemnification Agreement.*	10-12G	10.5	3/17/06
10.4	Federal Home Loan Bank of Atlanta 2018 Directors’ Compensation Policy.*+
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012).*	10-K	10.8	3/23/12
10.6	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan.*	10-K	10.6	3/14/14
10.7	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.	10-K	10.7	3/9/17
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	10.8	3/9/17
10.9	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	99.1	8/5/11
12.1	Statement regarding computation of ratios of earnings to fixed charges.+
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

99.1	Audit Committee Report.+
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. +
101.SCH	XBRL Taxonomy Extension Schema Document.+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

	* Denotes management contract or compensatory plan.
	+ Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 8, 2018	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2018	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 8, 2018	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer

Date:	March 8, 2018	By /s/ William T. Shaw
Name: William T. Shaw
Title: First Vice President
and Controller

Date:	March 8, 2018	By /s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Chairman of the Board of Directors

Date:	March 8, 2018	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Vice Chairman of the Board of Directors

Date:	March 8, 2018	By /s/ Brian E. Argrett
Name: Brian E. Argrett
Title: Director

Date:	March 8, 2018	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 8, 2018	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 8, 2018	By /s/ R. Thornwell Dunlap, III
Name: Thornwell Dunlap, III
Title: Director

Date:	March 8, 2018	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 8, 2018	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 8, 2018	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 8, 2018	By /s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 8, 2018	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 8, 2018	By /s/ Miriam Lopez
Name: Miriam Lopez
Title: Director

Date:	March 8, 2018	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 8, 2018	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director