Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Atlanta
filed 2018-05-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51845
 _____________________________________
FEDERAL HOME LOAN BANK OF ATLANTA
(Exact name of registrant as specified in its charter)
_____________________________________

Federally chartered corporation	56-6000442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Peachtree Street, NE, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2018 was 57,367,756.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2018	As of December 31, 2017
Assets
Cash and due from banks	$80	$2,357
Interest-bearing deposits (including deposits with other FHLBanks of $3 and $22 as of March 31, 2018 and December 31, 2017, respectively)	2,717	2,176
Securities purchased under agreements to resell	6,000	2,500
Federal funds sold	10,728	9,380
Investment securities:
Trading securities	55	56
Available-for-sale securities	1,053	1,104
Held-to-maturity securities (fair value of $26,951 and $25,219 as of March 31, 2018 and December 31, 2017, respectively)	26,930	25,162
Total investment securities	28,038	26,322
Advances	91,733	102,440
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	417	436
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	416	435
Loan to another FHLBank	—	200
Accrued interest receivable	235	208
Derivative assets	322	334
Premises and equipment, net	21	22
Other assets	170	192
Total assets	$140,460	$146,566
Liabilities
Interest-bearing deposits	$1,213	$1,177
Consolidated obligations, net:
Discount notes	54,659	50,139
Bonds	77,160	87,523
Total consolidated obligations, net	131,819	137,662
Mandatorily redeemable capital stock	3	1
Accrued interest payable	144	142
Affordable Housing Program payable	80	77
Derivative liabilities	22	21
Other liabilities	284	219
Total liabilities	133,565	139,299
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 as of March 31, 2018 and December 31, 2017	855	819
Subclass B2 issued and outstanding shares: 39 and 44 as of March 31, 2018 and December 31, 2017, respectively	3,893	4,335
Total capital stock Class B putable	4,748	5,154
Retained earnings:
Restricted	403	380
Unrestricted	1,649	1,623
Total retained earnings	2,052	2,003
Accumulated other comprehensive income	95	110
Total capital	6,895	7,267
Total liabilities and capital	$140,460	$146,566

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2018	2017
Interest income
Advances	$455	$(81)
Prepayment fees, net	—	1
Interest-bearing deposits	14	5
Securities purchased under agreements to resell	6	1
Federal funds sold	49	19
Trading securities	—	3
Available-for-sale securities	26	27
Held-to-maturity securities	127	85
Mortgage loans	6	7
Total interest income	683	67
Interest expense
Consolidated obligations:
Discount notes	224	68
Bonds	320	199
Interest-bearing deposits	4	2
Total interest expense	548	269
Net interest income (expense)	135	(202)
Noninterest income (loss)
Net losses on trading securities	(1)	(2)
Net gains on derivatives and hedging activities	22	313
Standby letters of credit fees	6	7
Other	—	1
Total noninterest income	27	319
Noninterest expense
Compensation and benefits	20	19
Other operating expenses	9	9
Finance Agency	2	2
Office of Finance	2	2
Other	2	2
Total noninterest expense	35	34
Income before assessments	127	83
Affordable Housing Program assessments	13	8
Net income	$114	$75

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2018	2017
Net income	$114	$75
Other comprehensive (loss) income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(16)	—
Pension and postretirement benefit plans	1	1
Total other comprehensive (loss) income	(15)	1
Total comprehensive income	$99	$76

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	20	2,034	—	—	—	—	2,034
Repurchase/redemption of capital stock	(23)	(2,331)	—	—	—	—	(2,331)
Net shares reclassified to mandatorily redeemable capital stock	—	(8)	—	—	—	—	(8)
Comprehensive income	—	—	16	59	75	1	76
Cash dividends on capital stock	—	—	—	(57)	(57)	—	(57)
Balance, March 31, 2017	47	$4,650	$326	$1,584	$1,910	$105	$6,665

Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	35	3,495	—	—	—	—	3,495
Repurchase/redemption of capital stock	(40)	(3,869)	—	—	—	—	(3,869)
Net shares reclassified to mandatorily redeemable capital stock	—	(32)	—	—	—	—	(32)
Comprehensive income (loss)	—	—	23	91	114	(15)	99
Cash dividends on capital stock	—	—	—	(65)	(65)	—	(65)
Balance, March 31, 2018	47	$4,748	$403	$1,649	$2,052	$95	$6,895

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$114	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	(18)
Net change in fair value adjustment on derivatives and related hedging activities	179	36
Net change in fair value adjustment on trading securities	1	2
Net change in:
Accrued interest receivable	(27)	(5)
Other assets	22	22
Affordable Housing Program payable	3	4
Accrued interest payable	2	49
Other liabilities	(33)	(31)
Total adjustments	155	59
Net cash provided by operating activities	269	134
Investing activities
Net change in:
Interest-bearing deposits	(475)	255
Securities purchased under agreements to resell	(3,500)	(1,000)
Federal funds sold	(1,348)	(3,406)
Loan to another FHLBank	200	—
Available-for-sale securities:
Proceeds from principal collected	51	71
Held-to-maturity securities:
Net change in short-term	—	(350)
Proceeds from principal collected	1,273	1,766
Purchases of long-term	(2,945)	(2,376)
Advances:
Proceeds from principal collected	140,699	86,936
Made	(130,323)	(78,979)
Mortgage loans:
Proceeds from principal collected	19	28
Purchases from another FHLBank	—	(18)
Proceeds from sale of foreclosed assets	1	1
Purchases of premises, equipment, and software	(1)	(1)
Net cash provided by investing activities	3,651	2,927

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2018	2017
Financing activities
Net change in interest-bearing deposits	3	87
Net payments on derivatives containing a financing element	(1)	(10)
Proceeds from issuance of consolidated obligations:
Discount notes	280,479	158,899
Bonds	14,051	9,260
Payments for debt issuance costs	(3)	(2)
Payments for maturing and retiring consolidated obligations:
Discount notes	(275,982)	(158,123)
Bonds	(24,275)	(13,584)
Proceeds from issuance of capital stock	3,495	2,034
Payments for repurchase/redemption of capital stock	(3,869)	(2,331)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(30)	(8)
Cash dividends paid	(65)	(57)
Net cash used in financing activities	(6,197)	(3,835)
Net decrease in cash and due from banks	(2,277)	(774)
Cash and due from banks at beginning of the period	2,357	1,815
Cash and due from banks at end of the period	$80	$1,041
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$523	$226
Affordable Housing Program assessments, net	$9	$4
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$32	$8
Held-to-maturity securities acquired with accrued liabilities	$97	$22
Transfers of mortgage loans to real estate owned	$1	$1

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which are contained in the Bank’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2018 (Form 10-K).

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2017 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2018.

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

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the Statements of Cash Flows for certain transactions. This guidance was adopted on a retrospective basis and became effective for the Bank beginning on January 1, 2018. The disclosure of cash paid for interest as reported in the supplemental disclosures of cash flow information increased by $68 for the three months ended March 31, 2017 and relates to accreted interest on zero-interest debt instruments.
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

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of March 31, 2018	As of December 31, 2017
Government-sponsored enterprises debt obligations	$55	$56

The following table presents net losses on trading securities.

	For the Three Months Ended March 31,
	2018	2017
Net losses on trading securities held at period end	$(1)	$(2)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2018	$935	$1	$119	$—	$1,053
As of December 31, 2017	$970	$1	$135	$—	$1,104
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2018	—	$—	$—	3	$9	$1	3	$9	$1
As of December 31, 2017	1	$7	$1	1	$4	$—	2	$11	$1

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2018	$620	$—	$91	$—	$711
As of December 31, 2017	$638	$1	$104	$—	$741

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	4,862	7	5	4,864	5,350	8	6	5,352
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	146	2	—	148	157	2	—	159
Government-sponsored enterprises residential	10,136	63	51	10,148	9,357	65	24	9,398
Government-sponsored enterprises commercial	11,253	11	13	11,251	9,729	16	12	9,733
Private-label residential	532	8	1	539	568	8	—	576
Total	$26,930	$91	$70	$26,951	$25,162	$99	$42	$25,219

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of March 31, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	1	$1	$—	—	$—	$—	1	$1	$—
Government-sponsored enterprises debt obligations	8	618	1	5	1,496	4	13	2,114	5
Mortgage-backed securities:
Government-sponsored enterprises residential	18	1,976	33	39	1,091	18	57	3,067	51
Government-sponsored enterprises commercial	49	3,197	4	6	901	9	55	4,098	13
Private-label residential	12	50	1	11	34	—	23	84	1
Total	88	$5,842	$39	61	$3,522	$31	149	$9,364	$70

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

	As of March 31, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,325	$2,323	$2,913	$2,909
Due after one year through five years	2,072	2,073	1,972	1,975
Due after five years through 10 years	406	409	406	409
Due after 10 years	60	60	60	60
Total non-mortgage-backed securities	4,863	4,865	5,351	5,353
Mortgage-backed securities	22,067	22,086	19,811	19,866
Total	$26,930	$26,951	$25,162	$25,219

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2018	$116	$1	$—	$117
As of December 31, 2017	$125	$1	$—	$126

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

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$394	$455
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(16)	(15)
Balance, end of period	$378	$440

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2018	As of December 31, 2017
Due in one year or less	60,276	60,795
Due after one year through two years	10,214	10,779
Due after two years through three years	6,497	14,210
Due after three years through four years	3,213	4,162
Due after four years through five years	4,088	3,729
Due after five years	7,584	8,574
Total par value	91,872	102,249
Discount on AHP (1) advances	(4)	(4)
Discount on EDGE (2) advances	(2)	(3)
Hedging adjustments	(133)	198
Total	$91,733	$102,440

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of March 31, 2018	As of December 31, 2017
Due or convertible in one year or less	60,669	60,984
Due or convertible after one year through two years	10,380	10,846
Due or convertible after two years through three years	6,530	14,326
Due or convertible after three years through four years	3,233	4,184
Due or convertible after four years through five years	4,061	3,695
Due or convertible after five years	6,999	8,214
Total par value	$91,872	$102,249

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2018	As of December 31, 2017
Fixed-rate:
Due in one year or less	$41,147	$37,107
Due after one year	21,376	22,044
Total fixed-rate	62,523	59,151
Variable-rate:
Due in one year or less	19,130	23,687
Due after one year	10,219	19,411
Total variable-rate	29,349	43,098
Total par value	$91,872	$102,249

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $65,398 and $71,440 as of March 31, 2018 and December 31, 2017, respectively. This concentration represented 71.2 percent and 69.9 percent of total advances outstanding as of March 31, 2018 and December 31, 2017, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2018 and December 31, 2017. No advance was past due as of March 31, 2018 and December 31, 2017.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2018	As of December 31, 2017
Medium-term (15 years or less)	$15	$19
Long-term (greater than 15 years)	402	417
Total unpaid principal balance	417	436
Premiums	2	2
Discounts	(2)	(2)
Total	$417	$436

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2018	As of December 31, 2017
Conventional mortgage loans	$391	$409
Government-guaranteed or insured mortgage loans	26	27
Total unpaid principal balance	$417	$436

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$1	$1
Provision for credit losses	—	—
Balance, end of period	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of March 31, 2018	As of December 31, 2017
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$11	$11
Collectively evaluated for impairment	382	400
Total recorded investment	$393	$411

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of March 31, 2018
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$11	$2	$13
Past due 60-89 days	3	2	5
Past due 90 days or more	11	—	11
Total past due mortgage loans	25	4	29
Total current mortgage loans	368	22	390
Total mortgage loans (1)	$393	$26	$419
Other delinquency statistics:
In process of foreclosure (2)	$5	$—	$5
Seriously delinquent rate (3)	2.97%	1.37%	2.87%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$10	$—	$10
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2018	As of December 31, 2017
Fixed-rate	$21,235	$19,978
Step up/down	2,144	1,864
Simple variable-rate	53,999	65,760
Total par value	$77,378	$87,602

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2018		As of December 31, 2017
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$58,157	1.63	$60,410	1.34
Due after one year through two years	9,028	1.77	17,826	1.41
Due after two years through three years	3,756	1.81	3,351	1.67
Due after three years through four years	1,290	1.75	1,287	1.72
Due after four years through five years	3,933	2.29	3,503	2.21
Due after five years	1,214	3.04	1,225	3.03
Total par value	77,378	1.73	87,602	1.43
Premiums	12		14
Discounts	(11)		(10)
Hedging adjustments	(219)		(83)
Total	$77,160		$87,523

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2018	As of December 31, 2017
Noncallable	$68,644	$79,847
Callable	8,734	7,755
Total par value	$77,378	$87,602

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2018	As of December 31, 2017
Due or callable in one year or less	$65,827	$66,715
Due or callable after one year through two years	8,003	17,071
Due or callable after two years through three years	2,117	2,362
Due or callable after three years through four years	515	612
Due or callable after four years through five years	378	308
Due or callable after five years	538	534
Total par value	$77,378	$87,602

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2018	$54,659	$54,794	1.60
As of December 31, 2017	$50,139	$50,217	1.21

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2018		As of December 31, 2017
	Required	Actual	Required	Actual
Risk-based capital	$1,619	$6,803	$1,581	$7,157
Total regulatory capital ratio	4.00%	4.84%	4.00%	4.88%
Total regulatory capital (1)	$5,618	$6,803	$5,863	$7,157
Leverage capital ratio	5.00%	7.27%	5.00%	7.33%
Leverage capital	$7,023	$10,204	$7,328	$10,736
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$1	$1
Net reclassification from capital during the period	32	8
Repurchase/redemption of mandatorily redeemable capital stock	(30)	(8)
Balance, end of period	$3	$1

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of March 31, 2018	As of December 31, 2017
Due in one year or less	$2	$1
Due after two years through three years	1	—
Total	$3	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following table present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(20)	$124	$104
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	—	1
Balance, March 31, 2017	$(19)	$124	$105

Balance, December 31, 2017	$(24)	$134	$110
Other comprehensive income before reclassifications:
Net change in fair value	—	(16)	(16)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(16)	(15)
Balance, March 31, 2018	$(23)	$118	$95
____________
(1) Included in Noninterest expense - Other on the Statements of Income.

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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 17—Derivatives and Hedging Activities to the 2017 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2018			As of December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$44,747	$35	$167	$45,057	$198	$359
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	955	2	13	876	9	9
Interest-rate caps or floors	11,083	6	4	13,000	2	1
Total derivatives not designated as hedging instruments	12,038	8	17	13,876	11	10
Total derivatives before netting and collateral adjustments	$56,785	43	184	$58,933	209	369
Netting adjustments and cash collateral (2)		279	(162)		125	(348)
Derivative assets and derivative liabilities		$322	$22		$334	$21
___________
(1) Includes variation margin for daily settled contracts of negative $79 and $107 as of March 31, 2018 and December 31, 2017, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted and related accrued interest was $441 and $507 as of March 31, 2018 and December 31, 2017, respectively. Cash collateral received and related accrued interest was less than $1 and $34 as of March 31, 2018 and December 31, 2017, respectively.

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended March 31,
	2018	2017
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$19	$314
Derivatives not designated as hedging instruments:
Interest-rate swaps	3	2
Interest-rate caps or floors	1	(1)
Net interest settlements	(1)	(2)
Total net gains (losses) related to derivatives not designated as hedging instruments	3	(1)
Net gains on derivatives and hedging activities	$22	$313

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended March 31,
	2018				2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$337	$(323)	$14	$(33)	$425	$(109)	$316	$(77)
Consolidated obligations:
Bonds	(131)	136	5	4	(30)	28	(2)	32
Discount notes	—	—	—	(1)	3	(3)	—	(3)
Total	$206	$(187)	$19	$(30)	$398	$(84)	$314	$(48)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2018 was $7, for which the Bank had no collateral posted as of March 31, 2018. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $2 of collateral at fair value to its uncleared derivative counterparties as of March 31, 2018.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two Clearinghouses for all cleared derivative transactions: LCH Ltd. and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. Similarly, beginning January 16, 2018, variation margin for all LCH Ltd. derivative transactions were considered daily settled payments. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. At both Clearinghouses, initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of March 31, 2018		As of December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$41	$175	$19	$106
Cleared derivatives	2	9	190	263
Total gross recognized amount	43	184	209	369
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(39)	(153)	(17)	(85)
Cleared derivatives	318	(9)	142	(263)
Total gross amounts of netting adjustments and cash collateral:	279	(162)	125	(348)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	2	22	2	21
Cleared derivatives	320	—	332	—
Total net amounts after netting adjustments and cash collateral	322	22	334	21
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	2	22	2	21
Cleared derivatives	320	—	332	—
Total net unsecured amount (1)	$322	$22	$334	$21
____________
(1) The Bank had net credit exposure of $1 and $226 as of March 31, 2018 and December 31, 2017, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2018 and December 31, 2017.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of March 31, 2018 and December 31, 2017.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of March 31, 2018 and December 31, 2017.

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

	As of March 31, 2018
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$55	$—	$—	$55
Available-for-sale securities:
Private-label residential MBS	—	—	1,053	—	1,053
Derivative assets:
Interest-rate related	—	43	—	279	322
Grantor trust (included in Other assets)	49	—	—	—	49
Total assets at fair value	$49	$98	$1,053	$279	$1,479
Liabilities
Derivative liabilities:
Interest-rate related	$—	$184	$—	$(162)	$22
Total liabilities at fair value	$—	$184	$—	$(162)	$22
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

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
____________
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.
The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$1,104	$1,345
Total (losses) gains realized and unrealized: (1)
Included in other comprehensive income	(16)	—
Accretion of credit losses in net interest income	16	15
Settlements	(51)	(71)
Balance, end of period	$1,053	$1,289
____________
(1) Related to available-for-sale securities held at period end.

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition and categorized within Level 2 and Level 3 of the fair value hierarchy.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2018 and December 31, 2017. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2018 and December 31, 2017.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2018 and December 31, 2017. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$80	$80	$80	$—	$—	$—
Interest-bearing deposits	2,717	2,717	—	2,717	—	—
Securities purchased under agreements to resell	6,000	6,000	—	6,000	—	—
Federal funds sold	10,728	10,728	—	10,728	—	—
Trading securities	55	55	—	55	—	—
Available-for-sale securities	1,053	1,053	—	—	1,053	—
Held-to-maturity securities	26,930	26,951	—	26,412	539	—
Advances	91,733	91,742	—	91,742	—	—
Mortgage loans held for portfolio, net	416	442	—	442	—	—
Accrued interest receivable	235	235	—	235	—	—
Derivative assets	322	322	—	43	—	279
Grantor trust assets (included in Other assets)	49	49	49	—	—	—
Liabilities:
Interest-bearing deposits	1,213	1,213	—	1,213	—	—
Consolidated obligations, net:
Discount notes	54,659	54,652	—	54,652	—	—
Bonds	77,160	77,150	—	77,150	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	144	144	—	144	—	—
Derivative liabilities	22	22	—	184	—	(162)
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,357	$2,357	$2,357	$—	$—	$—
Interest-bearing deposits	2,176	2,176	—	2,176	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	9,380	9,380	—	9,380	—	—
Trading securities	56	56	—	56	—	—
Available-for-sale securities	1,104	1,104	—	—	1,104	—
Held-to-maturity securities	25,162	25,219	—	24,643	576	—
Advances	102,440	102,446	—	102,446	—	—
Mortgage loans held for portfolio, net	435	467	—	467	—	—
Loan to another FHLBank	200	200	—	200	—	—
Accrued interest receivable	208	208	—	208	—	—
Derivative assets	334	334	—	209	—	125
Grantor trust assets (included in Other assets)	48	48	48	—	—	—
Liabilities:
Interest-bearing deposits	1,177	1,177	—	1,177	—	—
Consolidated obligations, net:
Discount notes	50,139	50,132	—	50,132	—	—
Bonds	87,523	87,501	—	87,501	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	142	142	—	142	—	—
Derivative liabilities	21	21	—	369	—	(348)
____________
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $887,057 and $896,441 as of March 31, 2018 and December 31, 2017, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2018 and December 31, 2017. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2018 and December 31, 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2018			As of December 31, 2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$10,490	$16,784	$27,274	$9,520	$20,669	$30,189
Unsettled consolidated obligation bonds, at par (2)	95	—	95	3	—	3
____________

(1)
“Expire Within One Year” includes 16 standby letters of credit for a total of $64 and 16 standby letters of credit for a total of $59 as of March 31, 2018 and December 31, 2017, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $91 and $119 as of March 31, 2018 and December 31, 2017, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
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

Note 16—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible housing associates under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of March 31, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$1,227	25.82	$28,510	31.03	$—	0.01

	As of December 31, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$908	17.61	$21,010	20.55	$—	0.01
Navy Federal Credit Union	675	13.09	15,530	15.19	195	16.58

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

Forward-looking statements may include statements related to, among others, the interest rate environment, demand for Bank advances and FHLBank consolidated obligations, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, the impact of changes in product offerings, the impact of housing reform and other regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2018 and December 31, 2017, and results of operations for the first quarter of 2018 and 2017. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2017.

Executive Summary

Financial Condition

As of March 31, 2018, total assets were $140.5 billion, a decrease of $6.1 billion, or 4.17 percent, from December 31, 2017. This decrease was primarily due to a $10.7 billion, or 10.5 percent, decrease in advances which was due to maturities that occurred near the end of the first quarter of 2018. The decrease in advances was partially offset by $7.1 billion, or 17.6 percent, increase in total investments.

As of March 31, 2018, total liabilities were $133.6 billion, a decrease of $5.7 billion, or 4.12 percent, from December 31, 2017. This decrease was primarily due to a $5.8 billion, or 4.24 percent, decrease in consolidated obligations as a result of lower advances balances as of March 31, 2018.

As of March 31, 2018, total capital was $6.9 billion, a decrease of $372 million, or 5.11 percent, from December 31, 2017. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in total outstanding advances during the period.

Results of Operations

The Bank recorded net income of $114 million for the first quarter of 2018, an increase of $39 million, or 51.6 percent, from net income of $75 million for the same period in 2017. This increase in net income was primarily due to increased interest rates during the period.

Net interest income was $135 million for the first quarter of 2018, an increase of $337 million, from net interest expense of $202 million for the same period in 2017. This increase in net interest income was primarily related to the prepayments of previously restructured and redesignated advances that occurred during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income for the first quarter of 2017. This decrease in net interest income in 2017 was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 6.01 percent for the first quarter of 2018, compared to 4.29 percent for the same period in 2017. This increase in ROE was due to the increase in net income during the period. ROE spread to three-month average LIBOR increased to 408 basis points for the first quarter of 2018, compared to 322 basis points for the same period in 2017. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank’s interest-rate spread was 28 basis points for the first quarter of 2018, compared to negative 62 basis points for the first quarter of 2017. The increase in the Bank’s interest-rate spread for the first quarter of 2018, compared to the same period in 2017, was primarily due to the prepayments of previously restructured and redesignated advances during the first quarter of 2017, which decreased net interest income in 2017.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including rising interest rates, deposit growth and modest loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Given the large proportion of short-term advances outstanding, the Bank expects that advance balances will continue fluctuating during the remainder of 2018 as a result of scheduled repayments and prepayments. Money market fund industry demand for short-term government-sponsored enterprises debt should continue to be strong. Earnings on the Bank’s investment portfolio will continue to be affected by tighter interest-rate spreads on new investments as older investments prepay or mature.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Statements of Condition (at period end)
Total assets	$140,460	$146,566	$143,924	$133,677	$134,730
Advances	91,733	102,440	99,812	91,590	90,688
Mortgage loans held for portfolio	417	436	462	487	513
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Investments (1)	47,483	40,378	41,564	39,752	41,805
Loan to another FHLBank	—	200	250	—	—
Interest-bearing deposits	1,213	1,177	1,080	1,370	1,205
Consolidated obligations, net:
Discount notes (2)	54,659	50,139	49,727	51,355	42,066
Bonds (2)	77,160	87,523	85,517	73,822	84,292
Total consolidated obligations, net (2)	131,819	137,662	135,244	125,177	126,358
Mandatorily redeemable capital stock	3	1	3	2	1
Affordable Housing Program payable	80	77	72	71	73
Capital stock - putable	4,748	5,154	5,041	4,680	4,650
Retained earnings	2,052	2,003	1,972	1,935	1,910
Accumulated other comprehensive income	95	110	123	113	105
Total capital	6,895	7,267	7,136	6,728	6,665
Statements of Income (for the period ended)
Net interest income (expense)	135	122	123	114	(202)
Net impairment losses recognized in earnings	—	—	—	(2)	—
Net losses on trading securities	(1)	—	(1)	(2)	(2)
Net gains on derivatives and hedging activities	22	10	11	7	313
Standby letters of credit fees	6	6	6	7	7
Other income	—	2	2	2	1
Noninterest expense	35	36	36	30	34
Income before assessments	127	104	105	96	83
Affordable Housing Program assessments	13	11	10	10	8
Net income	114	93	95	86	75
Performance Ratios (%)
Return on equity (3)	6.01	5.16	5.46	4.99	4.29
Return on assets (4)	0.29	0.26	0.27	0.25	0.21
Net interest margin (5)	0.35	0.35	0.35	0.34	(0.58)
Regulatory capital ratio (at period end) (6)	4.84	4.88	4.87	4.95	4.87
Equity to assets ratio (7)	4.89	4.97	4.97	4.98	4.97
Dividend payout ratio (8)	56.86	66.83	61.59	70.52	76.53

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2018	$887,057
December 31, 2017	896,441
September 30, 2017	893,364
June 30, 2017	886,258
March 31, 2017	832,863

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

	As of March 31, 2018		As of December 31, 2017		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$91,733	65.31	$102,440	69.89	$(10,707)	(10.45)
Investment securities	28,038	19.96	26,322	17.96	1,716	6.52
Other investments	19,445	13.84	14,056	9.59	5,389	38.34
Mortgage loans, net	416	0.30	435	0.30	(19)	(4.48)
Loan to another FHLBank	—	—	200	0.14	(200)	(100.00)
Other assets	828	0.59	3,113	2.12	(2,285)	(73.40)
Total assets	$140,460	100.00	$146,566	100.00	$(6,106)	(4.17)
Consolidated obligations, net:
Discount notes	$54,659	40.92	$50,139	35.99	$4,520	9.01
Bonds	77,160	57.77	87,523	62.83	(10,363)	(11.84)
Deposits	1,213	0.91	1,177	0.85	36	3.11
Other liabilities	533	0.40	460	0.33	73	15.63
Total liabilities	$133,565	100.00	$139,299	100.00	$(5,734)	(4.12)
Capital stock	$4,748	68.86	$5,154	70.93	$(406)	(7.88)
Retained earnings	2,052	29.76	2,003	27.56	49	2.46
Accumulated other comprehensive income	95	1.38	110	1.51	(15)	(13.42)
Total capital	$6,895	100.00	$7,267	100.00	$(372)	(5.11)

Advances

Total advances decreased by 10.5 percent as of March 31, 2018, compared to December 31, 2017. This decrease was primarily due to maturities that occurred towards the end of the first quarter of 2018. The Bank’s average advance balance for the first quarter of 2018 was $112.3 billion. A significant percentage of advances made during the fourth quarter of 2017 and the first quarter of 2018 were short-term advances.

As of March 31, 2018, 68.1 percent of the Bank’s advances were fixed-rate, compared to 57.9 percent as of December 31, 2017. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of March 31, 2018 and December 31, 2017, 38.9 percent and 42.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.58 percent and 0.27 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2018		As of December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$41,942	45.65	$42,984	42.04
Adjustable or variable-rate indexed	29,241	31.83	38,344	37.50
Hybrid	18,613	20.26	18,901	18.48
Convertible	770	0.84	693	0.68
Principal reducing credit	1,306	1.42	1,327	1.30
Total par value	$91,872	100.00	$102,249	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of March 31, 2018	As of December 31, 2017	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$1	$1	$—	0.26
Government-sponsored enterprises debt obligations	4,917	5,406	(489)	(9.04)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	146	157	(11)	(6.63)
Government-sponsored enterprises residential	10,136	9,357	779	8.32
Government-sponsored enterprises commercial	11,253	9,729	1,524	15.66
Private-label residential	1,585	1,672	(87)	(5.18)
Total mortgage-backed securities	23,120	20,915	2,205	10.54
Total investment securities	28,038	26,322	1,716	6.52
Other investments:
Interest-bearing deposits (1)	2,717	2,176	541	24.87
Securities purchased under agreements to resell	6,000	2,500	3,500	140.00
Federal funds sold	10,728	9,380	1,348	14.37
Total other investments	19,445	14,056	5,389	38.34
Total investments	$47,483	$40,378	$7,105	17.60
____________

(1)
Interest-bearing deposits include a $403 million and $401 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of March 31, 2018 and December 31, 2017, respectively, and a $46 million business money market account with United Bank, one of the Bank’s 10 largest borrowers as of December 31, 2017.

The increase in total investments was primarily due to an increase other investments from December 31, 2017 to March 31, 2018. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of March 31, 2018, these investments were 338 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and will not be required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. As of December 31, 2017, the Bank’s MBS to regulatory capital was 290 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2017 to March 31, 2018, was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio is concentrated in that region as of March 31, 2018 and December 31, 2017. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2018	As of December 31, 2017
	Percent of Total	Percent of Total
Florida	22.81	23.14
South Carolina	20.64	20.80
Georgia	10.15	10.22
Virginia	10.97	10.70
North Carolina	8.52	8.62
All other	26.91	26.52
Total	100.00	100.00

The Bank anticipates it will cease offering the following Mortgage Partnership Finance® Program (MPF® Program or MPF) off-balance sheet products after December 31, 2018:

•	MPF Xtra®

•	MPF Direct

•	MPF Government MBS

This change in product offerings will not have a material impact on the Bank’s financial condition or results of operations. The Bank will continue to support its existing MPF Program mortgage loans held for portfolio.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2017 to March 31, 2018 was primarily a result of the decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.9 percent of the $140.5 billion in total assets as of March 31, 2018, consistent with the financing ratio of 93.9 percent as of December 31, 2017.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2018 and December 31, 2017, 80.0 percent and 80.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, 2.10 percent and 4.78 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2018.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 20, 2018 the Bank received notification from the Director that, based on December 31, 2017 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the first quarter of 2018 and 2017.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2018 and 2017, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Net interest income (expense)	$135	$(202)	$337	166.84
Noninterest income	27	319	(292)	(91.51)
Noninterest expense	35	34	1	4.01
Affordable Housing Program assessments	13	8	5	51.57
Net income	$114	$75	$39	51.57

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $41 million and $361 million for the first quarter of 2018 and 2017, respectively.

The increase in net interest income during the first quarter of 2018, compared to the same period in 2017, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income during the first quarter of 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. These prepayments of previously restructured and redesignated advances primarily relate to a single member institution. The remaining change in net interest income was primarily due to increased interest rates. This increase in interest rates positively impacted interest-earning assets more than the offsetting increase in consolidated obligation interest expense.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2018 and 2017 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 28 basis points for the first quarter of 2018, compared to negative 62 basis points for the first quarter of 2017. The increase in the Bank’s interest-rate spread was primarily due to the prepayments of previously restructured and redesignated advances during the first quarter of 2017, which decreased net interest income during 2017.

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,111	$14	1.87	$1,732	$5	1.19
Securities purchased under agreements to resell	1,685	6	1.47	691	1	0.69
Federal funds sold	13,132	49	1.51	10,390	19	0.74
Investment securities (2)	26,023	153	2.39	25,932	115	1.80
Advances	112,253	455	1.64	102,391	(80)	(0.32)
Mortgage loans (3)	426	6	5.45	525	7	5.24
Loans to other FHLBanks	8	—	2.73	—	—	—
Total interest-earning assets	156,638	683	1.77	141,661	67	0.19
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,243			1,942
Total assets	$157,880			$143,602
Liabilities and Capital
Interest-bearing deposits (4)	$1,085	4	1.33	$1,171	2	0.61
Consolidated obligations, net:
Discount notes	64,115	224	1.42	44,990	68	0.61
Bonds	84,230	320	1.54	89,268	199	0.91
Other borrowings	4	—	5.21	3	—	5.07
Total interest-bearing liabilities	149,434	548	1.49	135,432	269	0.81
Other liabilities	733			1,039
Total capital	7,713			7,131
Total liabilities and capital	$157,880			$143,602
Net interest income and net yield on interest-earning assets		$135	0.35		$(202)	(0.58)
Interest-rate spread			0.28			(0.62)
Average interest-earning assets to interest-bearing liabilities			104.82			104.60
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the first quarter of 2018, compared to the same period in 2017, were primarily rate related.

	For the Three Months Ended March 31,
	2018 vs. 2017
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$5	$4	$9
Securities purchased under agreements to resell	3	2	5
Federal funds sold	6	24	30
Investment securities	—	38	38
Advances	(7)	542	535
Mortgage loans	(1)	—	(1)
Total	6	610	616
Increase (decrease) in interest expense:
Interest-bearing deposits	—	2	2
Consolidated obligations, net:
Discount notes	38	118	156
Bonds	(12)	133	121
Total	26	253	279
(Decrease) increase in net interest income	$(20)	$357	$337
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Net losses on trading securities	$(1)	$(2)	$1	52.22
Net gains on derivatives and hedging activities	22	313	(291)	(93.07)
Standby letters of credit fees	6	7	(1)	(6.05)
Other	—	1	(1)	(84.32)
Total noninterest income	$27	$319	$(292)	(91.51)

The decrease in total noninterest income during the first quarter of 2018, compared to the same period in 2017, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017, which resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the first quarter of 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities for the period.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2018
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(11)	$—	$—	$—	$—	$(11)
Net interest settlements included in net interest income (2)	(33)	—	4	(1)	—	(30)
Total effect on net interest income	$(44)	$—	$4	$(1)	$—	$(41)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$14	$—	$5	$—	$—	$19
Gains on derivatives not receiving hedge accounting including net interest settlements	—	1	—	—	2	3
Total net gains on derivatives and hedging activities	14	1	5	—	2	22
Net losses on trading securities (3)	—	(1)	—	—	—	(1)
Total effect on noninterest income	$14	$—	$5	$—	$2	$21
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the first quarter of 2018, compared to the same period in 2017. The change in assessments during the period was due to a change in income before assessments. If income before assessments increases (decreases), then assessments increases (decreases).

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first quarter of 2018. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first quarter of 2018.
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

The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first quarter of 2018. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first quarter of 2018. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities and the FHLBanks work collectively to manage the system-wide liquidity and funding needs.  Management and the FHLBanks jointly monitor the combined refinancing risk primarily by tracking the maturities of financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices.  In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s interim financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2018 and December 31, 2017, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the FHLBanks had $1.02 trillion in aggregate par value of consolidated obligations issued and outstanding, $132.2 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2018.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of March 31, 2018, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Affordable Housing Program Amendments.  On March 14, 2018, the FHFA published a proposed rule to amend the operating requirements of the FHLBanks’ Affordable Housing Program (“AHP”).  The proposal is open for public comment through June 12, 2018.  If adopted as proposed, among other updates, the AHP rule will:

•	require an FHLBank to create its own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	permit an FHLBank to voluntarily increase its AHP homeownership set-aside program funding to 40% of its required annual AHP contributions (up from the current AHP rule’s 35% annual limit);

•	increase the maximum per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	remove the retention agreement requirement for owner-occupied units;

•	further align AHP monitoring with certain federal government funding programs;

•	increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•	authorize an FHLBank using market research empirical data to create special targeted grant programs that would be a sub-set of the regular AHP competitive funding program.

The Bank, the FHLBank System and the housing industry are reviewing this rulemaking.  The Bank does not believe the proposed rule, if adopted in its current form, will be material to the Bank’s financial condition or results of operation, since, among other things, it does not increase the annual AHP funding requirement.  However, the Bank does expect there will be increased costs in AHP monitoring as the Bank upgrades its systems to implement the amended rule.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $560 million as of March 31, 2018.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2018		As of December 31, 2017
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	75	$1,559	16	$2,380
2	54	15,784	51	20,549
3	46	9,137	84	53,972
4	110	53,902	79	6,366
5	82	8,739	104	13,557
6	20	1,417	60	3,021
7	13	319	28	740
8	7	186	10	321
9	10	119	9	139
10	9	150	12	180

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $20.2 billion and $2.2 billion, respectively, as of March 31, 2018.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2018	$91,872	$329,946	67.30	5.51	27.19
As of December 31, 2017	102,249	330,093	67.96	5.43	26.61
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2018 and December 31, 2017.

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

	As of March 31, 2018
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$385	$—	$—	$385
Austria	395	—	—	395
Canada	1,098	—	—	1,098
Germany	1,305	—	—	1,305
Netherlands	720	—	—	720
Norway	1,125	—	—	1,125
Sweden	1,655	—	—	1,655
United Kingdom	800	—	—	800
United States of America	3,245	2,717	—	5,962
Total	$10,728	$2,717	$—	$13,445
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $11.5 billion as of December 31, 2017 to $13.4 billion as of March 31, 2018. Bank New York Mellon had 16.2 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2018, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2018 and December 31, 2017 (in millions), based on their credit ratings as of March 31, 2018 and December 31, 2017, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of March 31, 2018
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	4,917	—	—	—	—	—	—	—	—	—	4,917
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	146	—	—	—	—	—	—	—	—	—	146
Government-sponsored enterprises residential	—	10,136	—	—	—	—	—	—	—	—	—	10,136
Government-sponsored enterprises commercial	574	10,679	—	—	—	—	—	—	—	—	—	11,253
Private-label residential	—	1	27	205	225	118	727	53	—	85	144	1,585
Total mortgage-backed securities	574	20,962	27	205	225	118	727	53	—	85	144	23,120
Total investment securities	574	25,880	27	205	225	118	727	53	—	85	144	28,038
Other investments:
Interest-bearing deposits	—	3	2,668	46	—	—	—	—	—	—	—	2,717
Securities purchased under agreements to resell	—	3,000	2,000	1,000	—	—	—	—	—	—	—	6,000
Federal funds sold	—	4,405	5,388	935	—	—	—	—	—	—	—	10,728
Total other investments	—	7,408	10,056	1,981	—	—	—	—	—	—	—	19,445
Total investments	$574	$33,288	$10,083	$2,186	$225	$118	$727	$53	$—	$85	$144	$47,483
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $40 million as of March 31, 2018.

	As of December 31, 2017
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	5,406	—	—	—	—	—	—	—	—	—	5,406
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	157	—	—	—	—	—	—	—	—	—	157
Government-sponsored enterprises residential	—	9,357	—	—	—	—	—	—	—	—	—	9,357
Government-sponsored enterprises commercial	577	9,152	—	—	—	—	—	—	—	—	—	9,729
Private-label residential	—	1	15	206	261	131	659	56	9	246	88	1,672
Total mortgage-backed securities	577	18,667	15	206	261	131	659	56	9	246	88	20,915
Total investment securities	577	24,074	15	206	261	131	659	56	9	246	88	26,322
Other investments:
Interest-bearing deposits	—	1,729	401	46	—	—	—	—	—	—	—	2,176
Securities purchased under agreements to resell	—	1,500	1,000	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	2,670	5,050	1,660	—	—	—	—	—	—	—	9,380
Total other investments	—	5,899	6,451	1,706	—	—	—	—	—	—	—	14,056
Total investments	$577	$29,973	$6,466	$1,912	$261	$131	$659	$56	$9	$246	$88	$40,378
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $36 million as of December 31, 2017.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of March 31, 2018 and December 31, 2017.

Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2018 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of March 31, 2018 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$1	$—	$1
A	27	—	27
BBB	197	8	205
BB	214	11	225
B	88	30	118
CCC	673	145	818
CC	34	25	59
D	89	—	89
Unrated	157	—	157
Total unpaid principal balance	$1,480	$219	$1,699
Amortized cost	$1,291	$176	$1,467
Gross unrealized losses	$(1)	$(1)	$(2)
Fair value	$1,404	$188	$1,592
Weighted average percentage of fair value to unpaid principal balance	94.86%	85.90%	93.71%
Original weighted average credit support	9.36%	24.52%	11.32%
Weighted average credit support	5.57%	10.21%	6.17%
Weighted average collateral delinquency	11.47%	15.87%	12.04%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of March 31, 2018.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	15.80	5.59	23.63	8.44
Alt-A	13.56	20.55	36.70	3.78
Total	14.71	12.88	30.00	6.17
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of March 31, 2018.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $2 million of collateral at fair value to its uncleared derivative counterparties as of March 31, 2018.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Clearing and LCH Ltd. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. Similarly, beginning January 16, 2018, variation margin for all LCH Ltd. derivative transactions were considered daily settled payments. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. At both Clearinghouses, initial margin is considered cash collateral. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2018.

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

	As of March 31, 2018
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$1,563	$—	$—	$—
Triple-B	5,775	—	—	—
Cleared derivatives	1,814	—	5	5
Liability positions with credit exposure:
Double-A	515	(5)	5	—
Single-A	5,397	(26)	27	1
Triple-B	122	(1)	1	—
Cleared derivatives	28,965	(7)	323	316
Total derivative positions with non-member counterparties to which the Bank had credit exposure	44,151	(39)	361	322
Member institutions (1)	3	—	—	—
Total	$44,154	$(39)	$361	$322
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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of March 31, 2018, seven of the Bank’s 10 mortgage insurance providers have been rated below “AA” by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of March 31, 2018 and December 31, 2017.

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

			As of March 31, 2018	As of December 31, 2017
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$4,335	$4,722
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	20,023	20,182
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	463	118
		Total	24,821	25,022
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	10,126	10,067
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	8,659	7,585
		Total	18,785	17,652
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	1,141	2,383
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	105	105
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	11,000	13,000
		Total	11,105	13,105
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	794	715
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	—
		Total	877	715
Total notional amount			$56,785	$58,933

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2018			As of December 31, 2017
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.30	0.21	0.16	0.27	0.19	0.16
Liabilities	0.17	0.18	0.18	0.15	0.17	0.17
Equity	2.91	0.70	(0.29)	2.54	0.51	0.07
Effective duration gap	0.13	0.03	(0.02)	0.12	0.02	(0.01)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2018			As of December 31, 2017
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$139,457	$140,153	$141,089	$145,420	$146,087	$147,041
Liabilities	132,754	133,213	133,682	138,283	138,732	139,131
Equity	6,703	6,940	7,407	7,137	7,355	7,910
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

As of March 31, 2018, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2018, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PwC has advised the Bank that for the first quarter ended March 31, 2018, certain covered persons had borrowing relationships with one Bank member (referred below as the “Lender”) who owned more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of these borrowing relationships, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement has not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the PwC professionals are required to disclose any relationships that may raise issues about objectivity, confidentiality, independence conflicts, or favoritism; and

•	the Lender has not made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of PwC’s audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than 10 percent of the Bank’s capital stock, the Lender’s voting rights are less than 10 percent;

•	as of March 31, 2018 and December 31, 2017, no officer or director of the Lender served on the board of directors of the Bank; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Exhibit	Dated Filed

3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	3.1	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through March 29, 2018)	8-K	3.2	4/4/2018
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	99.2	8/5/2011
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. +
101.SCH	XBRL Taxonomy Extension Schema Document. +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. +

+ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	May 9, 2018	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	May 9, 2018	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer