Form 10-Q
period 2018-06-30
Federal Home Loan Bank of Atlanta
filed 2018-08-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2018 was 54,305,074.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2018	As of December 31, 2017
Assets
Cash and due from banks	$804	$2,357
Interest-bearing deposits (including deposits with other FHLBanks of $9 and $22 as of June 30, 2018 and December 31, 2017, respectively)	3,939	2,176
Securities purchased under agreements to resell	2,500	2,500
Federal funds sold	13,718	9,380
Investment securities:
Trading securities	55	56
Available-for-sale securities	1,001	1,104
Held-to-maturity securities (fair value of $26,438 and $25,219 as of June 30, 2018 and December 31, 2017, respectively)	26,416	25,162
Total investment securities	27,472	26,322
Advances	104,537	102,440
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	395	436
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	394	435
Loan to another FHLBank	—	200
Accrued interest receivable	297	208
Derivative assets	326	334
Premises and equipment, net	20	22
Other assets	164	192
Total assets	$154,171	$146,566
Liabilities
Interest-bearing deposits	$1,069	$1,177
Consolidated obligations, net:
Discount notes	65,353	50,139
Bonds	79,812	87,523
Total consolidated obligations, net	145,165	137,662
Mandatorily redeemable capital stock	2	1
Accrued interest payable	172	142
Affordable Housing Program payable	80	77
Derivative liabilities	23	21
Other liabilities	186	219
Total liabilities	146,697	139,299
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 and 8 as of June 30, 2018 and December 31, 2017, respectively	859	819
Subclass B2 issued and outstanding shares: 44 as of June 30, 2018 and December 31, 2017	4,441	4,335
Total capital stock Class B putable	5,300	5,154
Retained earnings:
Restricted	424	380
Unrestricted	1,655	1,623
Total retained earnings	2,079	2,003
Accumulated other comprehensive income	95	110
Total capital	7,474	7,267
Total liabilities and capital	$154,171	$146,566

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Advances	$537	$250	$992	$169
Prepayment fees, net	—	—	—	1
Interest-bearing deposits	17	6	31	11
Securities purchased under agreements to resell	11	3	17	4
Federal funds sold	59	28	108	47
Trading securities	1	3	1	6
Available-for-sale securities	26	27	52	54
Held-to-maturity securities	153	98	280	183
Mortgage loans	5	6	11	13
Total interest income	809	421	1,492	488
Interest expense
Consolidated obligations:
Discount notes	282	103	506	171
Bonds	392	202	712	401
Interest-bearing deposits	4	2	8	4
Total interest expense	678	307	1,226	576
Net interest income (expense)	131	114	266	(88)
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	(2)	(1)	(2)
Net impairment losses recognized in earnings	(1)	(2)	(1)	(2)
Net losses on trading securities	(1)	(2)	(2)	(4)
Net gains on derivatives and hedging activities	14	7	36	320
Standby letters of credit fees	7	7	13	14
Other	2	2	2	3
Total noninterest income	21	12	48	331
Noninterest expense
Compensation and benefits	19	18	39	37
Other operating expenses	9	8	18	17
Finance Agency	2	2	4	4
Office of Finance	1	1	3	3
Other	2	1	4	3
Total noninterest expense	33	30	68	64
Income before assessments	119	96	246	179
Affordable Housing Program assessments	12	10	25	18
Net income	$107	$86	$221	$161

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$107	$86	$221	$161
Other comprehensive (loss) income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(2)	6	(18)	6
Reclassification of noncredit portion of impairment losses included in net income	1	2	1	2
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(1)	8	(17)	8
Pension and postretirement benefit plans	1	—	2	1
Total other comprehensive income (loss)	—	8	(15)	9
Total comprehensive income	$107	$94	$206	$170

The accompanying notes are an integral part of these financial statements

.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	43	4,351	—	—	—	—	4,351
Repurchase/redemption of capital stock	(46)	(4,610)	—	—	—	—	(4,610)
Net shares reclassified to mandatorily redeemable capital stock	—	(16)	—	—	—	—	(16)
Comprehensive income	—	—	33	128	161	9	170
Cash dividends on capital stock	—	—	—	(118)	(118)	—	(118)
Balance, June 30, 2017	47	$4,680	$343	$1,592	$1,935	$113	$6,728

Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	61	6,132	—	—	—	—	6,132
Repurchase/redemption of capital stock	(60)	(5,953)	—	—	—	—	(5,953)
Net shares reclassified to mandatorily redeemable capital stock	—	(33)	—	—	—	—	(33)
Comprehensive income (loss)	—	—	44	177	221	(15)	206
Cash dividends on capital stock	—	—	—	(145)	(145)	—	(145)
Balance, June 30, 2018	53	$5,300	$424	$1,655	$2,079	$95	$7,474

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$221	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	(9)
Net change in fair value adjustment on derivatives and related hedging activities	268	45
Net change in fair value adjustment on trading securities	2	4
Net impairment losses recognized in earnings	1	2
Net change in:
Accrued interest receivable	(90)	(28)
Other assets	30	(8)
Affordable Housing Program payable	3	1
Accrued interest payable	30	(16)
Other liabilities	(34)	(25)
Total adjustments	280	(34)
Net cash provided by operating activities	501	127
Investing activities
Net change in:
Interest-bearing deposits	(1,701)	937
Securities purchased under agreements to resell	—	(114)
Federal funds sold	(4,338)	(3,604)
Loan to another FHLBank	200	—
Available-for-sale securities:
Proceeds from principal collected	117	157
Held-to-maturity securities:
Net change in short-term	—	(350)
Proceeds from principal collected	2,700	2,984
Purchases of long-term	(3,956)	(3,098)
Advances:
Proceeds from principal collected	229,834	180,752
Made	(232,365)	(173,649)
Mortgage loans:
Proceeds from principal collected	40	53
Purchases from another FHLBank	—	(18)
Proceeds from sale of foreclosed assets	1	2
Purchases of premises, equipment, and software	(2)	(2)
Net cash (used in) provided by investing activities	(9,470)	4,050

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2018	2017
Financing activities
Net change in interest-bearing deposits	(141)	250
Net payments on derivatives containing a financing element	(3)	(16)
Proceeds from issuance of consolidated obligations:
Discount notes	554,778	363,936
Bonds	40,185	24,983
Payments for debt issuance costs	(6)	(4)
Payments for maturing and retiring consolidated obligations:
Discount notes	(539,662)	(353,897)
Bonds	(47,737)	(39,782)
Proceeds from issuance of capital stock	6,132	4,351
Payments for repurchase/redemption of capital stock	(5,953)	(4,610)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(32)	(15)
Cash dividends paid	(145)	(118)
Net cash provided by (used in) financing activities	7,416	(4,922)
Net decrease in cash and due from banks	(1,553)	(745)
Cash and due from banks at beginning of the period	2,357	1,815
Cash and due from banks at end of the period	$804	$1,070
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,096	$573
Affordable Housing Program assessments, net	$21	$16
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$33	$16
Transfers of mortgage loans to real estate owned	$1	$2

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2017 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued and Adopted Accounting Guidance

The following tables provide a summary of accounting guidance issued by the Financial Accounting Standards Board that was adopted during 2018 or not yet adopted as of June 30, 2018, which may impact the Bank’s financial statements.

Recently Adopted Accounting Guidance

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)
This guidance requires entities to report the service cost component in the same line items as compensation cost on the income statement, while the other components of net benefit cost are required to be presented separately from the service cost component. Additionally, this guidance only allows the service cost component to be eligible for capitalization, when applicable.
		January 1, 2018	The adoption of this guidance did not have a material impact on the Bank's financial condition or results of operations.
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)	This guidance is intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows for certain transaction.	January 1, 2018
Upon adoption, interest paid as reported in the supplemental disclosures of cash flow information increased by $144 for the six months ended June 30, 2017, relating to accreted interest on zero-interest debt instruments. However, the adoption of this guidance does not have any other effect on the Bank's financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
This guidance amends certain requirements for accounting for the recognition and measurement of financial instruments. Most notably, this guidance revises the accounting for equity securities, financial instruments measured under the fair value option, and certain disclosure requirements for fair value of financial instruments.
		January 1, 2018	The adoption of this guidance did not have an impact on the Bank's financial condition or results of operations.
Revenue From Contracts with Customers (ASU 2014-09)
This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
January 1, 2018
Given that the majority of the Bank's financial instruments and other contractual rights that generate revenue are covered by other GAAP, the adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Recently Issued Accounting Guidance

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)	This guidance amends the accounting for derivatives and hedging activities to better portray the economics of the transactions.	January 1, 2019 Early adoption is permitted
The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
This guidance shortens the amortization period for certain callable debt securities held at a premium by requiring that the premium be amortized to the earliest call date, rather than contractual maturity.
January 1, 2019 Early adoption is permitted
The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, but this guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020 Early adoption is permitted
The Bank does not intend to adopt this guidance early. While the Bank is in the process of evaluating this guidance, the Bank expects the adoption of this guidance may result in an increase in the allowance for credit losses. The effect on the Bank’s financial condition and results of operations will depend upon the composition of the financial assets held by the Bank at the adoption date, as well as the economic conditions and forecasts at that time.

Leases (ASU 2016-02)	The guidance amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	January 1, 2019 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of June 30, 2018	As of December 31, 2017
Government-sponsored enterprises debt obligations	$55	$56

The following table presents net losses on trading securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net losses on trading securities held at period end	$(1)	$(2)	$(2)	$(4)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2018	$884	$—	$117	$—	$1,001
As of December 31, 2017	$970	$1	$135	$—	$1,104
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2018	1	$—	$—	1	$4	$—	2	$4	$—
As of December 31, 2017	1	$7	$1	1	$4	$—	2	$11	$1

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2018	$593	$—	$89	$—	$682
As of December 31, 2017	$638	$1	$104	$—	$741

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	4,362	8	3	4,367	5,350	8	6	5,352
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	136	2	—	138	157	2	—	159
Government-sponsored enterprises residential	10,112	67	58	10,121	9,357	65	24	9,398
Government-sponsored enterprises commercial	11,316	14	14	11,316	9,729	16	12	9,733
Private-label residential	489	7	1	495	568	8	—	576
Total	$26,416	$98	$76	$26,438	$25,162	$99	$42	$25,219

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of June 30, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	1	$1	$—	—	$—	$—	1	$1	$—
Government-sponsored enterprises debt obligations	2	148	2	4	1,038	1	6	1,186	3
Mortgage-backed securities:
Government-sponsored enterprises residential	15	2,424	40	35	985	18	50	3,409	58
Government-sponsored enterprises commercial	54	3,495	6	7	836	8	61	4,331	14
Private-label residential	15	65	1	11	30	—	26	95	1
Total	87	$6,133	$49	57	$2,889	$27	144	$9,022	$76

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

	As of June 30, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,825	$1,824	$2,913	$2,909
Due after one year through five years	2,072	2,074	1,972	1,975
Due after five years through 10 years	406	410	406	409
Due after 10 years	60	60	60	60
Total non-mortgage-backed securities	4,363	4,368	5,351	5,353
Mortgage-backed securities	22,053	22,070	19,811	19,866
Total	$26,416	$26,438	$25,162	$25,219

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2018	$107	$1	$—	$108
As of December 31, 2017	$125	$1	$—	$126

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

Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than temporarily impaired as of June 30, 2018.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. The Bank’s housing price forecast as of June 30, 2018, included a short-term housing price forecast with projected changes ranging from a decrease of eight percent to an increase of 13 percent over the 12 month period beginning April 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to seven percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three month period ended June 30, 2018, as well as related current credit enhancement.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	13.74	16.91	20.97	5.56
___________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was previously recognized in accumulated other comprehensive income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$378	$440	$394	$455
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	2	1	2
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(16)	(16)	(32)	(31)
Balance, end of period	$363	$426	$363	$426

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2018	As of December 31, 2017
Due in one year or less	$73,530	$60,795
Due after one year through two years	9,868	10,779
Due after two years through three years	6,189	14,210
Due after three years through four years	3,310	4,162
Due after four years through five years	4,587	3,729
Due after five years	7,295	8,574
Total par value	104,779	102,249
Discount on AHP (1) advances	(4)	(4)
Discount on EDGE (2) advances	(2)	(3)
Hedging adjustments	(236)	198
Total	$104,537	$102,440

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of June 30, 2018	As of December 31, 2017
Due or convertible in one year or less	$73,897	$60,984
Due or convertible after one year through two years	10,043	10,846
Due or convertible after two years through three years	6,219	14,326
Due or convertible after three years through four years	3,316	4,184
Due or convertible after four years through five years	4,555	3,695
Due or convertible after five years	6,749	8,214
Total par value	$104,779	$102,249

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2018	As of December 31, 2017
Fixed-rate:
Due in one year or less	$38,442	$37,107
Due after one year	21,158	22,044
Total fixed-rate	59,600	59,151
Variable-rate:
Due in one year or less	35,088	23,687
Due after one year	10,091	19,411
Total variable-rate	45,179	43,098
Total par value	$104,779	$102,249

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $75,898 and $71,440 as of June 30, 2018 and December 31, 2017, respectively. This concentration represented 72.4 percent and 69.9 percent of total advances outstanding as of June 30, 2018 and December 31, 2017, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2018 and December 31, 2017. No advance was past due as of June 30, 2018 and December 31, 2017.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2018	As of December 31, 2017
Medium-term (15 years or less)	$12	$19
Long-term (greater than 15 years)	383	417
Total unpaid principal balance	395	436
Premiums	2	2
Discounts	(2)	(2)
Total	$395	$436

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2018	As of December 31, 2017
Conventional mortgage loans	$370	$409
Government-guaranteed or insured mortgage loans	25	27
Total unpaid principal balance	$395	$436

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of June 30, 2018	As of December 31, 2017
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$11	$11
Collectively evaluated for impairment	361	400
Total recorded investment	$372	$411

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of June 30, 2018
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$9	$2	$11
Past due 60-89 days	4	1	5
Past due 90 days or more	7	1	8
Total past due mortgage loans	20	4	24
Total current mortgage loans	352	21	373
Total mortgage loans (1)	$372	$25	$397
Other delinquency statistics:
In process of foreclosure (2)	$4	$—	$4
Seriously delinquent rate (3)	2.23%	2.52%	2.25%
Past due 90 days or more and still accruing interest (4)	$—	$1	$1
Mortgage loans on nonaccrual status (5)	$7	$—	$7
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2018	As of December 31, 2017
Fixed-rate	$19,422	$19,978
Step up/down	2,519	1,864
Simple variable-rate	58,109	65,760
Total par value	$80,050	$87,602

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2018		As of December 31, 2017
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$57,462	1.90	$60,410	1.34
Due after one year through two years	12,308	1.95	17,826	1.41
Due after two years through three years	3,599	1.91	3,351	1.67
Due after three years through four years	1,336	1.89	1,287	1.72
Due after four years through five years	4,210	2.33	3,503	2.21
Due after five years	1,135	3.11	1,225	3.03
Total par value	80,050	1.94	87,602	1.43
Premiums	10		14
Discounts	(10)		(10)
Hedging adjustments	(238)		(83)
Total	$79,812		$87,523

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2018	As of December 31, 2017
Noncallable	$70,108	$79,847
Callable	9,942	7,755
Total par value	$80,050	$87,602

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2018	As of December 31, 2017
Due or callable in one year or less	$66,324	$66,715
Due or callable after one year through two years	10,673	17,071
Due or callable after two years through three years	1,664	2,362
Due or callable after three years through four years	641	612
Due or callable after four years through five years	289	308
Due or callable after five years	459	534
Total par value	$80,050	$87,602

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2018	$65,353	$65,523	1.85
As of December 31, 2017	$50,139	$50,217	1.21

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2018		As of December 31, 2017
	Required	Actual	Required	Actual
Risk-based capital	$1,741	$7,381	$1,581	$7,157
Total regulatory capital ratio	4.00%	4.79%	4.00%	4.88%
Total regulatory capital (1)	$6,167	$7,381	$5,863	$7,157
Leverage capital ratio	5.00%	7.18%	5.00%	7.33%
Leverage capital	$7,709	$11,071	$7,328	$10,736
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$3	$1	$1	$1
Net reclassification from capital during the period	1	8	33	16
Repurchase/redemption of mandatorily redeemable capital stock	(2)	(7)	(32)	(15)
Balance, end of period	$2	$2	$2	$2

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of June 30, 2018	As of December 31, 2017
Due in one year or less	$1	$1
Due after two years through three years	1	—
Total	$2	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, March 31, 2017	$(19)	$124	$105
Other comprehensive income before reclassifications:
Net change in fair value	—	6	6
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Net current period other comprehensive income	—	8	8
Balance, June 30, 2017	$(19)	$132	$113

Balance, March 31, 2018	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(2)	(2)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(1)	—
Balance, June 30, 2018	$(22)	$117	$95
____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(20)	$124	$104
Other comprehensive income before reclassifications:
Net change in fair value	—	6	6
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	8	9
Balance, June 30, 2017	$(19)	$132	$113

Balance, December 31, 2017	$(24)	$134	$110
Other comprehensive income before reclassifications:
Net change in fair value	—	(18)	(18)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	2	(17)	(15)
Balance, June 30, 2018	$(22)	$117	$95

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

The following table presents the notional amount, fair value of derivative instruments, and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of June 30, 2018			As of December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$44,375	$45	$175	$45,057	$198	$359
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	949	2	16	876	9	9
Interest-rate caps or floors	10,584	3	2	13,000	2	1
Total derivatives not designated as hedging instruments	11,533	5	18	13,876	11	10
Total derivatives before netting and collateral adjustments	$55,908	50	193	$58,933	209	369
Netting adjustments and cash collateral (2)		276	(170)		125	(348)
Derivative assets and derivative liabilities		$326	$23		$334	$21
___________
(1) Includes variation margin for daily settled contracts of negative $193 as of June 30, 2018 and $107 as of December 31, 2017.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $446 and $507 as of June 30, 2018 and December 31, 2017, respectively. Cash collateral received and related accrued interest was less than $1 and $34 as of June 30, 2018 and December 31, 2017, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$15	$9	$34	$323
Derivatives not designated as hedging instruments:
Interest-rate swaps	1	1	4	3
Interest-rate caps or floors	(1)	(2)	—	(3)
Net interest settlements	—	(2)	(1)	(4)
Total net gains (losses) related to derivatives not designated as hedging instruments	—	(3)	3	(4)
Other (1)	(1)	1	(1)	1
Net gains on derivatives and hedging activities	$14	$7	$36	$320

____________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended June 30,
	2018				2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$116	$(92)	$24	$(1)	$(51)	$60	$9	$(67)
Consolidated obligations:
Bonds	(28)	20	(8)	(15)	8	(8)	—	20
Discount notes	1	(2)	(1)	(1)	—	—	—	—
Total	$89	$(74)	$15	$(17)	$(43)	$52	$9	$(47)

____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Six Months Ended June 30,
	2018				2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$453	$(415)	$38	$(34)	$374	$(49)	$325	$(144)
Consolidated obligations:
Bonds	(159)	156	(3)	(11)	(22)	20	(2)	52
Discount notes	1	(2)	(1)	(2)	3	(3)	—	(3)
Total	$295	$(261)	$34	$(47)	$355	$(32)	$323	$(95)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2018 was $6, for which the Bank had no collateral posted as of June 30, 2018. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $1 of collateral at fair value to its uncleared derivative counterparties as of June 30, 2018.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two Clearinghouses for all cleared derivative transactions: LCH Ltd. and CME Clearing. Effective January 16, 2018, LCH Ltd. made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. CME Clearing made the same change to its rulebook on January 3, 2017.
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

The Bank presents derivative instruments and the related cash collateral that is received or pledged, plus the associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	As of June 30, 2018		As of December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$48	$188	$19	$106
Cleared derivatives	2	5	190	263
Total gross recognized amount	50	193	209	369
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(45)	(165)	(17)	(85)
Cleared derivatives	321	(5)	142	(263)
Total gross amounts of netting adjustments and cash collateral	276	(170)	125	(348)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	3	23	2	21
Cleared derivatives	323	—	332	—
Total net amounts after netting adjustments and cash collateral	326	23	334	21
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	3	23	2	21
Cleared derivatives	323	—	332	—
Total net unsecured amount (1)	$326	$23	$334	$21
____________
(1) The Bank had net credit exposure of $1 and $226 as of June 30, 2018 and December 31, 2017, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2018 and December 31, 2017.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of June 30, 2018 and December 31, 2017.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of June 30, 2018 and December 31, 2017.

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

	As of June 30, 2018
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$55	$—	$—	$55
Available-for-sale securities:
Private-label residential MBS	—	—	1,001	—	1,001
Derivative assets:
Interest-rate related	—	50	—	276	326
Grantor trust (included in Other assets)	52	—	—	—	52
Total assets at fair value	$52	$105	$1,001	$276	$1,434
Liabilities
Derivative liabilities:
Interest-rate related	$—	$193	$—	$(170)	$23
Total liabilities at fair value	$—	$193	$—	$(170)	$23
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,053	$1,289	$1,104	$1,345
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	(2)	(1)	(2)
Included in other comprehensive income	(1)	8	(17)	8
Accretion of credit losses in net interest income	16	16	32	31
Settlements	(66)	(86)	(117)	(157)
Balance, end of period	$1,001	$1,225	$1,001	$1,225
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2018 and December 31, 2017. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2018 and December 31, 2017.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2018 and December 31, 2017.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2018 and December 31, 2017. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$804	$804	$804	$—	$—	$—
Interest-bearing deposits	3,939	3,939	—	3,939	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	13,718	13,718	—	13,718	—	—
Trading securities	55	55	—	55	—	—
Available-for-sale securities	1,001	1,001	—	—	1,001	—
Held-to-maturity securities	26,416	26,438	—	25,943	495	—
Advances	104,537	104,551	—	104,551	—	—
Mortgage loans held for portfolio, net	394	414	—	414	—	—
Accrued interest receivable	297	297	—	297	—	—
Derivative assets	326	326	—	50	—	276
Grantor trust assets (included in Other assets)	52	52	52	—	—	—
Liabilities:
Interest-bearing deposits	1,069	1,069	—	1,069	—	—
Consolidated obligations, net:
Discount notes	65,353	65,350	—	65,350	—	—
Bonds	79,812	79,793	—	79,793	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	172	172	—	172	—	—
Derivative liabilities	23	23	—	193	—	(170)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $914,286 and $896,441 as of June 30, 2018 and December 31, 2017, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2018 and December 31, 2017. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2018 and December 31, 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2018			As of December 31, 2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$9,933	$16,040	$25,973	$9,520	$20,669	$30,189
Commitments to fund additional advances	10	—	10	—	—	—
Unsettled consolidated obligation bonds, at par (2)	765	—	765	3	—	3
____________

(1)
“Expire Within One Year” includes 15 standby letters of credit for a total of $61 and 16 standby letters of credit for a total of $59 as of June 30, 2018 and December 31, 2017, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $84 and $119 as of June 30, 2018 and December 31, 2017, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
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

	As of June 30, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$1,503	28.35	$35,010	33.41	$—	0.01

	As of December 31, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$908	17.61	$21,010	20.55	$—	0.01
Navy Federal Credit Union	675	13.09	15,530	15.19	195	16.58
Note 17—Subsequent Events

On July 26, 2018, the Bank's board of directors approved a cash dividend for the second quarter of 2018. The Bank paid the second quarter 2018 dividend on August 3, 2018, in the amount of $82.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2018 and December 31, 2017, and results of operations for the second quarter and first six months of 2018 and 2017. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2017.

Executive Summary

Financial Condition

As of June 30, 2018, total assets were $154.2 billion, an increase of $7.6 billion, or 5.19 percent, from December 31, 2017. This increase was primarily due to a $6.1 billion, or 43.4 percent, increase in other investments, and a $2.1 billion, or 2.05 percent, increase in advances.

As of June 30, 2018, total liabilities were $146.7 billion, an increase of $7.4 billion, or 5.31 percent, from December 31, 2017. This increase was primarily due to a $7.5 billion, or 5.45 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during this period.

As of June 30, 2018, total capital was $7.5 billion, an increase of $207 million, or 2.85 percent, from December 31, 2017. This increase was primarily due to an increase in the Bank’s retained earnings and subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during this period.

Results of Operations

The Bank recorded net income of $107 million for the second quarter of 2018, an increase of $21 million, or 25.5 percent, from net income of $86 million for the same period in 2017. The Bank recorded net income of $221 million for the first six months of 2018, an increase of $60 million, or 37.8 percent, from net income of $161 million for the same period in 2017. This increase in net income was primarily due to an increase in interest rates during the periods.

Net interest income was $131 million for the second quarter of 2018, an increase of $17 million, or 14.3 percent, from net interest income of $114 million for the same period in 2017. This increase in net interest income was primarily due to an increase in interest rates during the period.

Net interest income was $266 million for the first six months of 2018, an increase of $354 million from net interest expense of $88 million for the same period in 2017. This increase in net interest income was primarily due to prepayments of previously restructured and redesignated advances that occurred during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which decreased net interest income for the first six months of 2017. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reported in noninterest income. The remaining change in net interest income for the period was primarily due to an increase in interest rates during the period.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.73 percent for the second quarter of 2018, compared to 4.99 percent for the same period in 2017. The increase in ROE was primarily due to the increase in net income during the period. ROE spread to three-month average LIBOR was 339 basis points for the second quarter of 2018, compared to 378 basis points for the same period in 2017. The decrease in the ROE spread to three-month average LIBOR was primarily due to the increase in three-month average LIBOR during the second quarter of 2018, compared to the same period in 2017.

The Bank's annualized ROE was 5.87 percent for the first six months of 2018, compared to 4.64 percent for the same period in 2017. The increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR was 374 basis points for the first six months of 2018, compared to 350 basis points for the same period in 2017. The increase in the ROE spread to three-month average LIBOR was primarily due to the increase in ROE.

The Bank’s interest-rate spread was 25 basis points for the second quarter of 2018, compared to 30 basis points for the same period in 2017. The decrease in the Bank’s interest-rate spread for the second quarter of 2018, compared to the same period in 2017, was due to the increase in interest rates having more of an impact on interest-bearing liabilities than on interest-earning assets. The Bank’s interest-rate spread was 27 basis points for the first six months of 2018, compared to a negative 17 basis points for the same period in 2017. The increase in the Bank’s interest-rate spread for the first six months of 2018, compared to the same period in 2017, was primarily due to the prepayment of previously restructured and redesignated advances discussed above, which decreased net interest income in 2017.

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

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Statements of Condition (at period end)
Total assets	$154,171	$140,460	$146,566	$143,924	$133,677
Advances	104,537	91,733	102,440	99,812	91,590
Mortgage loans held for portfolio	395	417	436	462	487
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Investments (1)	47,629	47,483	40,378	41,564	39,752
Loan to another FHLBank	—	—	200	250	—
Interest-bearing deposits	1,069	1,213	1,177	1,080	1,370
Consolidated obligations, net:
Discount notes (2)	65,353	54,659	50,139	49,727	51,355
Bonds (2)	79,812	77,160	87,523	85,517	73,822
Total consolidated obligations, net (2)	145,165	131,819	137,662	135,244	125,177
Mandatorily redeemable capital stock	2	3	1	3	2
Affordable Housing Program payable	80	80	77	72	71
Capital stock - putable	5,300	4,748	5,154	5,041	4,680
Retained earnings	2,079	2,052	2,003	1,972	1,935
Accumulated other comprehensive income	95	95	110	123	113
Total capital	7,474	6,895	7,267	7,136	6,728
Statements of Income (for the period ended)
Net interest income	131	135	122	123	114
Net impairment losses recognized in earnings	(1)	—	—	—	(2)
Net losses on trading securities	(1)	(1)	—	(1)	(2)
Net gains on derivatives and hedging activities	14	22	10	11	7
Standby letters of credit fees	7	6	6	6	7
Other income	2	—	2	2	2
Noninterest expense	33	35	36	36	30
Income before assessments	119	127	104	105	96
Affordable Housing Program assessments	12	13	11	10	10
Net income	107	114	93	95	86
Performance Ratios (%)
Return on equity (3)	5.73	6.01	5.16	5.46	4.99
Return on assets (4)	0.28	0.29	0.26	0.27	0.25
Net interest margin (5)	0.34	0.35	0.35	0.35	0.34
Regulatory capital ratio (at period end) (6)	4.79	4.84	4.88	4.87	4.95
Equity to assets ratio (7)	4.89	4.89	4.97	4.97	4.98
Dividend payout ratio (8)	74.36	56.86	66.83	61.59	70.52

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2018	$914,286
March 31, 2018	887,057
December 31, 2017	896,441
September 30, 2017	893,364
June 30, 2017	886,258

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

	As of June 30, 2018		As of December 31, 2017		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$104,537	67.81	$102,440	69.89	$2,097	2.05
Investment securities	27,472	17.82	26,322	17.96	1,150	4.37
Other investments	20,157	13.07	14,056	9.59	6,101	43.40
Mortgage loans, net	394	0.26	435	0.30	(41)	(9.43)
Loan to another FHLBank	—	—	200	0.14	(200)	(100.00)
Other assets	1,611	1.04	3,113	2.12	(1,502)	(48.25)
Total assets	$154,171	100.00	$146,566	100.00	$7,605	5.19
Consolidated obligations, net:
Discount notes	$65,353	44.55	$50,139	35.99	$15,214	30.34
Bonds	79,812	54.41	87,523	62.83	(7,711)	(8.81)
Deposits	1,069	0.73	1,177	0.85	(108)	(9.17)
Other liabilities	463	0.31	460	0.33	3	0.60
Total liabilities	$146,697	100.00	$139,299	100.00	$7,398	5.31
Capital stock	$5,300	70.91	$5,154	70.93	$146	2.82
Retained earnings	2,079	27.82	2,003	27.56	76	3.83
Accumulated other comprehensive income	95	1.27	110	1.51	(15)	(13.82)
Total capital	$7,474	100.00	$7,267	100.00	$207	2.85

Advances

Total advances increased by 2.05 percent as of June 30, 2018, compared to December 31, 2017. A significant percentage of advances made during the first six months of 2018 were short-term advances.

As of June 30, 2018, 56.9 percent of the Bank’s advances were fixed-rate, compared to 57.9 percent as of December 31, 2017. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of June 30, 2018 and December 31, 2017, 42.9 percent and 42.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.91 percent and 0.27 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2018		As of December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$37,632	35.92	$42,984	42.04
Adjustable or variable-rate indexed	45,124	43.06	38,344	37.50
Hybrid	20,116	19.20	18,901	18.48
Convertible	648	0.62	693	0.68
Principal reducing credit	1,259	1.20	1,327	1.30
Total par value	$104,779	100.00	$102,249	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of June 30, 2018	As of December 31, 2017	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$1	$1	$—	—
Government-sponsored enterprises debt obligations	4,417	5,406	(989)	(18.30)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	136	157	(21)	(13.01)
Government-sponsored enterprises residential	10,112	9,357	755	8.07
Government-sponsored enterprises commercial	11,316	9,729	1,587	16.31
Private-label residential	1,490	1,672	(182)	(10.88)
Total mortgage-backed securities	23,054	20,915	2,139	10.23
Total investment securities	27,472	26,322	1,150	4.37
Other investments:
Interest-bearing deposits (1)	3,939	2,176	1,763	81.02
Securities purchased under agreements to resell	2,500	2,500	—	—
Federal funds sold	13,718	9,380	4,338	46.25
Total other investments	20,157	14,056	6,101	43.40
Total investments	$47,629	$40,378	$7,251	17.96
____________

(1)
Interest-bearing deposits include a $405 million and $401 million business money market account with Branch Banking and Trust Company as of June 30, 2018 and December 31, 2017, respectively. Interest-bearing deposits also included a $46 million business money market account with United Bank as of June 30, 2018 and December 31, 2017. Branch Banking and Trust Company and United Bank were one of the Bank’s 10 largest borrowers as of June 30, 2018 and December 31, 2017.

The increase in total investments was primarily due to an increase other investments from December 31, 2017 to June 30, 2018. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2018, these investments were 311 percent of the Bank’s regulatory capital. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and will not be required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. As of December 31, 2017, the Bank’s MBS to regulatory capital was 290 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2017 to June 30, 2018, was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of June 30, 2018 and December 31, 2017. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2018	As of December 31, 2017
	Percent of Total	Percent of Total
Florida	22.69	23.14
South Carolina	20.57	20.80
Georgia	10.13	10.22
Virginia	10.96	10.70
North Carolina	8.35	8.62
All other	27.30	26.52
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2017 to June 30, 2018 was primarily a result of increased funding and liquidity needs during the period. Consolidated obligation issuances financed 94.2 percent of the $154.2 billion in total assets as of June 30, 2018, remaining relatively stable compared to the financing ratio of 93.9 percent as of December 31, 2017.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2018 and December 31, 2017, 82.1 percent and 80.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, 0.46 percent and 4.78 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2018.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 7, 2018 the Bank received notification from the Director that, based on March 31, 2018 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the second quarter and first six months of 2018 and 2017.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2018 and 2017, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net interest income (expense)	$131	$114	$17	14.28	$266	$(88)	$354	402.67
Noninterest income	21	12	9	77.21	48	331	(283)	(85.59)
Noninterest expense	33	30	3	3.80	68	64	4	3.91
Affordable Housing Program assessments	12	10	2	25.50	25	18	7	37.74
Net income	$107	$86	$21	25.51	$221	$161	$60	37.75

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $29 million and $62 million for the second quarter of 2018 and 2017, respectively, and a decrease of $70 million and $423 million for the first six months of 2018 and 2017, respectively.

The increase in net interest income during the second quarter of 2018, compared to the same period in 2017, was primarily due to an increase in interest rates during the period.

The increase in net interest income during the first six months of 2018, compared to the same period in 2017, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income during the first quarter of 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. These prepayments of previously restructured and redesignated advances primarily relate to a single member institution. The remaining change in net interest income for the period was primarily due to an increase in interest rates during the period.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2018 and 2017 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 25 basis points and 27 basis points, respectively, for the second quarter and first six months of 2018, compared to 30 basis points and negative 17 basis points, respectively, for the same periods in 2017. The decrease in the Bank’s interest-rate spread for the second quarter of 2018, compared to the same period in 2017, was due to the increase in interest rates having more of an impact on interest-bearing liabilities than on interest-earning assets. The increase in the Bank’s interest-rate spread for the first six months of 2018, compared to the same period in 2017, was primarily due to the prepayment of previously restructured and redesignated advances discussed above, which decreased net interest income in 2017.

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,803	$17	1.76	$1,603	$6	1.52
Securities purchased under agreements to resell	2,555	11	1.78	1,268	3	0.92
Federal funds sold	12,867	59	1.84	11,428	28	0.99
Investment securities (2)	27,306	180	2.62	26,385	128	1.94
Advances	105,080	537	2.05	94,457	250	1.06
Mortgage loans (3)	406	5	5.23	499	6	5.25
Total interest-earning assets	152,017	809	2.13	135,640	421	1.25
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,033			1,936
Total assets	$153,049			$137,575
Liabilities and Capital
Interest-bearing deposits (4)	$1,083	4	1.66	$1,170	2	0.86
Consolidated obligations, net:
Discount notes	62,237	282	1.81	51,881	103	0.80
Bonds	81,520	392	1.93	76,790	202	1.05
Other borrowings	5	—	3.95	8	—	2.22
Total interest-bearing liabilities	144,845	678	1.88	129,849	307	0.95
Other liabilities	718			880
Total capital	7,486			6,846
Total liabilities and capital	$153,049			$137,575
Net interest income and net yield on interest-earning assets		$131	0.34		$114	0.34
Interest-rate spread			0.25			0.30
Average interest-earning assets to interest-bearing liabilities			104.95			104.46
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,459	$31	1.81	$1,667	$11	1.35
Securities purchased under agreements to resell	2,122	17	1.66	981	4	0.84
Federal funds sold	12,999	108	1.67	10,912	47	0.87
Investment securities (2)	26,668	333	2.51	26,160	243	1.87
Advances	108,647	992	1.84	98,402	170	0.35
Mortgage loans (3)	416	11	5.34	512	13	5.24
Loans to other FHLBanks	4	—	2.73	—	—	—
Total interest-earning assets	154,315	1,492	1.95	138,634	488	0.71
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,137			1,939
Total assets	$155,451			$140,572
Liabilities and Capital
Interest-bearing deposits (4)	$1,084	8	1.49	$1,171	4	0.74
Consolidated obligations, net:
Discount notes	63,171	506	1.61	48,455	171	0.71
Bonds	82,867	712	1.73	82,995	401	0.97
Other borrowings	5	—	4.51	5	—	2.92
Total interest-bearing liabilities	147,127	1,226	1.68	132,626	576	0.88
Other liabilities	725			959
Total capital	7,599			6,987
Total liabilities and capital	$155,451			$140,572
Net interest income (expense) and net yield on interest-earning assets		$266	0.35		$(88)	(0.13)
Interest-rate spread			0.27			(0.17)
Average interest-earning assets to interest-bearing liabilities			104.89			104.53
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the second quarter and first six months of 2018, compared to the same periods in 2017, were primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$10	$1	$11	$15	$5	$20
Securities purchased under agreements to resell	4	4	8	7	6	13
Federal funds sold	4	27	31	11	50	61
Investment securities	5	47	52	5	85	90
Advances	31	256	287	19	803	822
Mortgage loans	(1)	—	(1)	(2)	—	(2)
Total	53	335	388	55	949	1,004
Increase (decrease) in interest expense:
Interest-bearing deposits	—	2	2	—	4	4
Consolidated obligations, net:
Discount notes	25	154	179	65	270	335
Bonds	13	177	190	(1)	312	311
Total	38	333	371	64	586	650
Increase (decrease) in net interest income	$15	$2	$17	$(9)	$363	$354
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$(2)	$1	84.51	$(1)	$(2)	$1	59.75
Net losses on trading securities	(1)	(2)	1	70.66	(2)	(4)	2	60.42
Net gains on derivatives and hedging activities	14	7	7	128.01	36	320	(284)	(88.67)
Standby letters of credit fees	7	7	—	(9.46)	13	14	(1)	(7.71)
Other	2	2	—	(55.39)	2	3	(1)	(70.86)
Total noninterest income	$21	$12	$9	77.21	$48	$331	$(283)	(85.59)

The decrease in total noninterest income during the first six months of 2018, compared to the same period in 2017, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017, which resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the first quarter of 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2018
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(12)	$—	$—	$—	$—	$—	$(12)
Net interest settlements included in net interest income (2)	(1)	—	(15)	(1)	—	—	(17)
Total effect on net interest income	$(13)	$—	$(15)	$(1)	$—	$—	$(29)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$24	$—	$(8)	$(1)	$—	—	$15
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	—	1	—	—	(1)	—	—
Price alignment amount on derivatives	—	—	—	—	—	(1)	(1)
Total net gains on derivatives and hedging activities	24	1	(8)	(1)	(1)	(1)	14
Net losses on trading securities (3)	—	—	—	—	—	—	—
Total effect on noninterest income	$24	$1	$(8)	$(1)	$(1)	$(1)	$14
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned”, therefore, this line item may not agree to the income statement.

(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Three Months Ended June 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(16)	$—	$1	$—	$—	$(15)
Net interest settlements included in net interest income (2)	(67)	—	20	—	—	(47)
Total effect on net interest income	$(83)	$—	$21	$—	$—	$(62)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$9	$—	$—	$—	$—	$9
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(1)	—	(2)	—	(3)
Price alignment amount on derivatives	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	9	(1)	—	(2)	1	7
Net losses on trading securities (3)	—	(2)	—	—	—	(2)
Total effect on noninterest income	$9	$(3)	$—	$(2)	$1	$5
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned”, therefore, this line item may not agree to the income statement.

(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Six Months Ended June 30, 2018
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(23)	$—	$—	$—	$—	$—	$(23)
Net interest settlements included in net interest income (2)	(34)	—	(11)	(2)	—	—	(47)
Total effect on net interest income	$(57)	$—	$(11)	$(2)	$—	$—	$(70)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$38	$—	$(3)	$(1)	$—	$—	$34
Gains on derivatives not receiving hedge accounting including net interest settlements	—	2	—	—	1	—	3
Price alignment amount on derivatives	—	—	—	—	—	(1)	(1)
Total net gains on derivatives and hedging activities	38	2	(3)	(1)	1	(1)	36
Net losses on trading securities (3)	—	(1)	—	—	—	—	(1)
Total effect on noninterest income	$38	$1	$(3)	$(1)	$1	$(1)	$35
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Six Months Ended June 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (4)	Total
Net interest expense:
Amortization or accretion of hedging activities in net interest expense (1)	$(330)	$—	$2	$—	$—	$—	$(328)
Net interest settlements included in net interest expense (2)	(144)	—	52	(3)	—	—	(95)
Total effect on net interest expense	$(474)	$—	$54	$(3)	$—	$—	$(423)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$325	$—	$(2)	$—	$—	$—	$323
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(1)	—	—	(3)	—	(4)
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains on derivatives and hedging activities	325	(1)	(2)	—	(3)	1	320
Net losses on trading securities (3)	—	(4)	—	—	—	—	(4)
Total effect on noninterest income	$325	$(5)	$(2)	$—	$(3)	$1	$316
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the second quarter and first six months of 2018, compared to the same periods in 2017. The change in assessments during the period was due to a change in income before assessments. If income before assessments increases (decreases), then assessments increase (decrease).

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first six months of 2018. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first six months of 2018.
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

The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first six months of 2018. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first six months of 2018. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2018 and December 31, 2017, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the FHLBanks had $1.1 trillion in aggregate par value of consolidated obligations issued and outstanding, $145.6 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2018.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of June 30, 2018, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System. The Board of Governors of the Federal Reserve System has adopted a final rule establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (“GSIBs”) in the United States. These entities are considered to be “covered companies” under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.
Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and (in certain cases) economically interdependent entities in excess of 25% of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances.
With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.
The final rule, which is effective October 5, 2018, gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply; all other covered companies will have until July 1, 2020 to comply.
The Bank is continuing to study the overall effect of the rule, but does not believe it will materially affect the Bank’s financial condition or results of operations.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $865 million as of June 30, 2018.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of June 30, 2018		As of December 31, 2017
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	86	$1,325	16	$2,380
2	52	15,775	51	20,549
3	60	12,352	84	53,972
4	110	65,750	79	6,366
5	72	7,379	104	13,557
6	17	445	60	3,021
7	8	379	28	740
8	9	268	10	321
9	6	82	9	139
10	9	159	12	180

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $21.4 billion and $2.2 billion, respectively, as of June 30, 2018.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2018	$104,779	$339,322	64.77	8.63	26.60
As of December 31, 2017	102,249	330,093	67.96	5.43	26.61
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2018 and December 31, 2017.

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

	As of June 30, 2018
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,505	$—	$—	$1,505
Austria	370	—	—	370
Canada	1,878	—	—	1,878
France	800	—	—	800
Germany	2,670	—	—	2,670
Netherlands	1,335	—	—	1,335
Norway	1,125	—	—	1,125
Sweden	2,315	—	—	2,315
United States of America	1,720	3,939	3	5,662
Total	$13,718	$3,939	$3	$17,660
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $11.5 billion as of December 31, 2017 to $17.6 billion as of June 30, 2018. As of June 30, 2018, there were no counterparties that had greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2018, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of June 30, 2018 and December 31, 2017 (in millions), based on their credit ratings as of June 30, 2018 and December 31, 2017, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of June 30, 2018
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	4,417	—	—	—	—	—	—	—	—	4,417
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	136	—	—	—	—	—	—	—	—	136
Government-sponsored enterprises residential	—	10,112	—	—	—	—	—	—	—	—	10,112
Government-sponsored enterprises commercial	569	10,747	—	—	—	—	—	—	—	—	11,316
Private-label residential	—	—	21	192	207	107	667	50	109	137	1,490
Total mortgage-backed securities	569	20,995	21	192	207	107	667	50	109	137	23,054
Total investment securities	569	25,413	21	192	207	107	667	50	109	137	27,472
Other investments:
Interest-bearing deposits	—	9	3,884	46	—	—	—	—	—	—	3,939
Securities purchased under agreements to resell	—	—	1,500	1,000	—	—	—	—	—	—	2,500
Federal funds sold	—	4,220	8,958	540	—	—	—	—	—	—	13,718
Total other investments	—	4,229	14,342	1,586	—	—	—	—	—	—	20,157
Total investments	$569	$29,642	$14,363	$1,778	$207	$107	$667	$50	$109	$137	$47,629
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $45 million as of June 30, 2018.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of June 30, 2018 and December 31, 2017.

Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2018 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of June 30, 2018 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
A	$21	$—	$21
BBB	185	6	191
BB	197	10	207
B	79	28	107
CCC	598	140	738
CC	32	24	56
D	114	—	114
Unrated	148	1	149
Total unpaid principal balance	$1,374	$209	$1,583
Amortized cost	$1,204	$169	$1,373
Gross unrealized losses	$(1)	$—	$(1)
Fair value	$1,310	$186	$1,496
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	—	(1)
Net impairment losses recognized in earnings	$(1)	$—	$(1)
Weighted average percentage of fair value to unpaid principal balance	95.36%	88.48%	94.45%
Original weighted average credit support	9.42%	24.71%	11.44%
Weighted average credit support	5.85%	10.02%	6.41%
Weighted average collateral delinquency	10.87%	16.38%	11.60%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of June 30, 2018.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	16.19	7.93	25.03	8.93
Alt-A	13.94	20.47	37.49	3.79
Total	15.07	14.13	31.19	6.39
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of June 30, 2018.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $1 million of collateral at fair value to its uncleared derivative counterparties as of June 30, 2018.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Clearing and LCH Ltd. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. Similarly, beginning January 16, 2018, variation margin for all LCH Ltd. derivative transactions were considered daily settled payments. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. At both Clearinghouses, initial margin is considered cash collateral. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2018.

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

	As of June 30, 2018
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$4,361	$1	$—	$1
Triple-B	5,294	1	—	1
Cleared derivatives	20,531	1	292	293
Liability positions with credit exposure:
Double-A	1,085	(7)	7	—
Single-A	6,038	(21)	22	1
Triple-B	132	(1)	1	—
Cleared derivatives	10,168	(4)	34	30
Total derivative positions with non-member counterparties to which the Bank had credit exposure	$47,609	$(30)	$356	$326

	As of December 31, 2017
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$3,625	$33	$(9)	$24
Liability positions with credit exposure:
Double-A	500	—	—	—
Single-A	5,689	(21)	22	1
Triple-B	6,699	(4)	4	—
Cleared derivatives	28,843	(106)	415	309
Total derivative positions with non-member counterparties to which the Bank had credit exposure	45,356	(98)	432	334
Member institutions (1)	3	—	—	—
Total	$45,359	$(98)	$432	$334
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of June 30, 2018, seven of the Bank’s 10 mortgage insurance providers have been rated below “AA” by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of June 30, 2018 and December 31, 2017.

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

			As of June 30, 2018	As of December 31, 2017
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$4,164	$4,722
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	21,469	20,182
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	410	118
		Total	26,043	25,022
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	8,470	10,067
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	9,567	7,585
		Total	18,037	17,652
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	296	2,383
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	105
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	10,500	13,000
		Total	10,600	13,105
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	793	715
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	—
		Total	876	715
Total notional amount			$55,908	$58,933

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods. The primary methods used are (1) calculating the effective duration of assets, liabilities, and equity under various scenarios; and (2) calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

Bank policy requires the Bank to maintain its effective duration of equity within a range of +5 years to -5 years, assuming current interest rates, and within a range of +7 years to -7 years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2018			As of December 31, 2017
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.25	0.17	0.12	0.27	0.19	0.16
Liabilities	0.16	0.17	0.17	0.15	0.17	0.17
Equity	2.07	0.17	(0.80)	2.54	0.51	0.07
Effective duration gap	0.09	—	(0.05)	0.12	0.02	(0.01)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2018			As of December 31, 2017
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$153,244	$153,888	$154,569	$145,420	$146,087	$147,041
Liabilities	145,899	146,386	146,884	138,283	138,732	139,131
Equity	7,345	7,502	7,685	7,137	7,355	7,910
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

As of June 30, 2018, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2018, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PwC has advised the Bank that for the six months ended June 30, 2018, certain covered persons had borrowing relationships with one Bank member (referred below as the “Lender”) who owned more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than 10 percent of the Bank’s capital stock, the Lender’s voting rights are less than 10 percent;

•	as of June 30, 2018 and December 31, 2017, no officer or director of the Lender served on the board of directors of the Bank; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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

Federal Home Loan Bank of Atlanta

Date:	August 9, 2018	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	August 9, 2018	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer