Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Atlanta
filed 2018-11-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2018 was 53,754,054.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2018	As of December 31, 2017
Assets
Cash and due from banks	$64	$2,357
Interest-bearing deposits (including deposits with other FHLBanks of $3 and $22 as of September 30, 2018 and December 31, 2017, respectively)	5,961	2,176
Securities purchased under agreements to resell	2,500	2,500
Federal funds sold	10,959	9,380
Investment securities:
Trading securities	54	56
Available-for-sale securities	946	1,104
Held-to-maturity securities (fair value of $24,268 and $25,219 as of September 30, 2018 and December 31, 2017, respectively)	24,260	25,162
Total investment securities	25,260	26,322
Advances	109,746	102,440
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	377	436
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	376	435
Loan to another FHLBank	—	200
Accrued interest receivable	255	208
Derivative assets	291	334
Premises and equipment, net	19	22
Other assets	160	192
Total assets	$155,591	$146,566
Liabilities
Interest-bearing deposits	$965	$1,177
Consolidated obligations, net:
Discount notes	62,632	50,139
Bonds	83,761	87,523
Total consolidated obligations, net	146,393	137,662
Mandatorily redeemable capital stock	2	1
Accrued interest payable	175	142
Affordable Housing Program payable	85	77
Derivative liabilities	25	21
Other liabilities	194	219
Total liabilities	147,839	139,299
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 and 8 as of September 30, 2018 and December 31, 2017, respectively	890	819
Subclass B2 issued and outstanding shares: 47 and 44 as of September 30, 2018 and December 31, 2017, respectively	4,667	4,335
Total capital stock Class B putable	5,557	5,154
Retained earnings:
Restricted	446	380
Unrestricted	1,658	1,623
Total retained earnings	2,104	2,003
Accumulated other comprehensive income	91	110
Total capital	7,752	7,267
Total liabilities and capital	$155,591	$146,566

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Advances	$585	$306	$1,577	$475
Prepayment fees, net	—	—	—	1
Interest-bearing deposits	29	6	60	17
Securities purchased under agreements to resell	13	3	30	7
Federal funds sold	57	41	165	88
Trading securities	—	2	1	8
Available-for-sale securities	25	26	77	80
Held-to-maturity securities	159	106	439	289
Mortgage loans	5	7	16	20
Total interest income	873	497	2,365	985
Interest expense
Consolidated obligations:
Discount notes	290	130	796	301
Bonds	435	241	1,147	642
Interest-bearing deposits	5	3	13	7
Total interest expense	730	374	1,956	950
Net interest income	143	123	409	35
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	—	—	(1)	(2)
Net impairment losses recognized in earnings	—	—	(1)	(2)
Net losses on trading securities	—	(1)	(2)	(5)
Net gains on derivatives and hedging activities	13	11	49	331
Standby letters of credit fees	6	6	19	20
Other	—	2	2	5
Total noninterest income	19	18	67	349
Noninterest expense
Compensation and benefits	32	20	71	57
Other operating expenses	9	10	27	27
Finance Agency	2	3	6	7
Office of Finance	2	1	5	4
Other	(1)	2	3	5
Total noninterest expense	44	36	112	100
Income before assessments	118	105	364	284
Affordable Housing Program assessments	11	10	36	28
Net income	$107	$95	$328	$256

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$107	$95	$328	$256
Other comprehensive (loss) income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(8)	9	(26)	15
Reclassification of noncredit portion of impairment losses included in net income	—	—	1	2
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(8)	9	(25)	17
Pension and postretirement benefit plans	4	1	6	2
Total other comprehensive (loss) income	(4)	10	(19)	19
Total comprehensive income	$103	$105	$309	$275

The accompanying notes are an integral part of these financial statements

.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	69	6,949	—	—	—	—	6,949
Repurchase/redemption of capital stock	(69)	(6,839)	—	—	—	—	(6,839)
Net shares reclassified to mandatorily redeemable capital stock	—	(24)	—	—	—	—	(24)
Comprehensive income	—	—	52	204	256	19	275
Cash dividends on capital stock	—	—	—	(176)	(176)	—	(176)
Balance, September 30, 2017	50	$5,041	$362	$1,610	$1,972	$123	$7,136

Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	84	8,399	—	—	—	—	8,399
Repurchase/redemption of capital stock	(80)	(7,960)	—	—	—	—	(7,960)
Net shares reclassified to mandatorily redeemable capital stock	—	(36)	—	—	—	—	(36)
Comprehensive income (loss)	—	—	66	262	328	(19)	309
Cash dividends on capital stock	—	—	—	(227)	(227)	—	(227)
Balance, September 30, 2018	56	$5,557	$446	$1,658	$2,104	$91	$7,752

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$328	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	3
Net change in fair value adjustment on derivatives and related hedging activities	389	47
Net change in fair value adjustment on trading securities	2	5
Net impairment losses recognized in earnings	1	2
Net change in:
Accrued interest receivable	(48)	(23)
Other assets	34	34
Affordable Housing Program payable	7	3
Accrued interest payable	33	8
Other liabilities	(22)	(34)
Total adjustments	418	45
Net cash provided by operating activities	746	301
Investing activities
Net change in:
Interest-bearing deposits	(3,709)	(318)
Securities purchased under agreements to resell	—	(114)
Federal funds sold	(1,579)	(5,257)
Loan to another FHLBank	200	(250)
Trading securities:
Proceeds from principal collected	—	200
Available-for-sale securities:
Proceeds from principal collected	179	243
Held-to-maturity securities:
Proceeds from principal collected	4,856	4,691
Purchases of long-term	(3,956)	(4,203)
Advances:
Proceeds from principal collected	314,627	269,917
Made	(322,491)	(271,087)
Mortgage loans:
Proceeds from principal collected	58	78
Purchases from another FHLBank	—	(18)
Proceeds from sale of foreclosed assets	2	2
Purchases of premises, equipment, and software	(3)	(3)
Net cash used in investing activities	(11,816)	(6,119)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2018	2017
Financing activities
Net change in interest-bearing deposits	(236)	(38)
Net payments on derivatives containing a financing element	(3)	(25)
Proceeds from issuance of consolidated obligations:
Discount notes	786,081	609,565
Bonds	55,082	52,403
Payments for debt issuance costs	(8)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(773,652)	(601,181)
Bonds	(58,664)	(55,489)
Proceeds from issuance of capital stock	8,399	6,949
Payments for repurchase/redemption of capital stock	(7,960)	(6,839)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(35)	(22)
Cash dividends paid	(227)	(176)
Net cash provided by financing activities	8,777	5,141
Net decrease in cash and due from banks	(2,293)	(677)
Cash and due from banks at beginning of the period	2,357	1,815
Cash and due from banks at end of the period	$64	$1,138
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,858	$897
Affordable Housing Program assessments, net	$28	$25
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$36	$24
Held-to-maturity securities acquired with accrued liabilities	$—	$50
Transfers of mortgage loans to real estate owned	$2	$3

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2017 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of September 30, 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued and Adopted Accounting Guidance

The following tables provide a summary of accounting guidance issued by the Financial Accounting Standards Board that was adopted during 2018 and recently issued guidance not yet adopted as of September 30, 2018, which may impact the Bank’s financial statements.

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
		January 1, 2018	The adoption of this guidance did not have a material impact on the Bank's financial condition or results of operations.
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)	This guidance is intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows for certain transactions.	January 1, 2018
Upon adoption, interest paid as reported in the supplemental disclosures of cash flow information increased by $245 for the nine months ended September 30, 2017, relating to accreted interest on zero-interest debt instruments. However, the adoption of this guidance did not have any other effect on the Bank's financial condition, results of operations, or cash flows.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Purposes (ASU 2018-16)	This guidance permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes.	January 1, 2019 Early adoption is permitted. Must be adopted concurrently with ASU 2017-12	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations upon adoption on January 1, 2019.
Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance amends the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	December 31, 2020 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations.
Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance amends the disclosure requirements on fair value measurements.	January 1, 2020 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations.
Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)	This guidance amends the accounting for derivatives and hedging activities to better portray the economics of the transactions.	January 1, 2019 Early adoption is permitted
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of September 30, 2018	As of December 31, 2017
Government-sponsored enterprises debt obligations	$54	$56

The following table presents net losses on trading securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains (losses) on trading securities held at period end	$—	$1	$(2)	$1
Net losses on trading securities that matured during the period	—	(2)	—	(6)
Net losses on trading securities	$—	$(1)	$(2)	$(5)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2018	$838	$1	$109	$—	$946
As of December 31, 2017	$970	$1	$135	$—	$1,104
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2018	1	$—	$—	1	$4	$1	2	$4	$1
As of December 31, 2017	1	$7	$1	1	$4	$—	2	$11	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2018	$566	$—	$84	$—	$650
As of December 31, 2017	$638	$1	$104	$—	$741

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	3,237	7	2	3,242	5,350	8	6	5,352
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	126	1	—	127	157	2	—	159
Government-sponsored enterprises residential	9,636	58	60	9,634	9,357	65	24	9,398
Government-sponsored enterprises commercial	10,812	11	14	10,809	9,729	16	12	9,733
Private-label residential	448	8	1	455	568	8	—	576
Total	$24,260	$85	$77	$24,268	$25,162	$99	$42	$25,219

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of September 30, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	1	$1	$—	—	$—	$—	1	$1	$—
Government-sponsored enterprises debt obligations	1	97	2	1	40	—	2	137	2
Mortgage-backed securities:
Government-sponsored enterprises residential	12	1,863	20	19	1,037	40	31	2,900	60
Government-sponsored enterprises commercial	46	3,237	7	8	785	7	54	4,022	14
Private-label residential	8	32	—	11	28	1	19	60	1
Total	68	$5,230	$29	39	$1,890	$48	107	$7,120	$77

	As of December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	1	$1	$—	—	$—	$—	1	$1	$—
Government-sponsored enterprises debt obligations	6	996	1	5	1,495	5	11	2,491	6
Mortgage-backed securities:
Government-sponsored enterprises residential	12	1,466	11	40	1,154	13	52	2,620	24
Government-sponsored enterprises commercial	16	1,209	5	7	1,029	7	23	2,238	12
Private-label residential	7	19	—	16	70	—	23	89	—
Total	42	$3,691	$17	68	$3,748	$25	110	$7,439	$42

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

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$800	$800	$2,913	$2,909
Due after one year through five years	1,972	1,973	1,972	1,975
Due after five years through 10 years	406	410	406	409
Due after 10 years	60	60	60	60
Total non-mortgage-backed securities	3,238	3,243	5,351	5,353
Mortgage-backed securities	21,022	21,025	19,811	19,866
Total	$24,260	$24,268	$25,162	$25,219

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2018	$98	$1	$—	$99
As of December 31, 2017	$125	$1	$—	$126

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

Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than temporarily impaired as of September 30, 2018.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. The Bank’s housing price forecast as of September 30, 2018, included a short-term housing price forecast with projected changes ranging from a decrease of 10 percent to an increase of 15 percent over the 12 month period beginning July 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of three percent to seven percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$363	$426	$394	$455
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	—	1	2
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(15)	(16)	(47)	(47)
Balance, end of period	$348	$410	$348	$410

Non-MBS Held-to-Maturity Securities. The unrealized losses related to non-MBS held-to-maturity securities are caused by interest rate changes and not due to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than temporarily impaired as of September 30, 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2018	As of December 31, 2017
Overdrawn demand deposit accounts	$1	$—
Due in one year or less	76,141	60,795
Due after one year through two years	12,850	10,779
Due after two years through three years	6,033	14,210
Due after three years through four years	3,287	4,162
Due after four years through five years	4,778	3,729
Due after five years	7,021	8,574
Total par value	110,111	102,249
Discount on AHP (1) advances	(4)	(4)
Discount on EDGE (2) advances	(3)	(3)
Hedging adjustments	(358)	198
Total	$109,746	$102,440

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of September 30, 2018	As of December 31, 2017
Overdrawn demand deposit accounts	$1	$—
Due or convertible in one year or less	76,529	60,984
Due or convertible after one year through two years	13,042	10,846
Due or convertible after two years through three years	6,090	14,326
Due or convertible after three years through four years	3,269	4,184
Due or convertible after four years through five years	4,731	3,695
Due or convertible after five years	6,449	8,214
Total par value	$110,111	$102,249

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2018	As of December 31, 2017
Fixed-rate:
Due in one year or less	$35,316	$37,107
Due after one year	22,370	22,044
Total fixed-rate	57,686	59,151
Variable-rate:
Due in one year or less	40,826	23,687
Due after one year	11,599	19,411
Total variable-rate	52,425	43,098
Total par value	$110,111	$102,249

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $78,427 and $71,440 as of September 30, 2018 and December 31, 2017, respectively. This concentration represented 71.2 percent and 69.9 percent of total advances outstanding as of September 30, 2018 and December 31, 2017, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2018 and December 31, 2017. No advance was past due as of September 30, 2018 and December 31, 2017.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2018	As of December 31, 2017
Medium-term (15 years or less)	$10	$19
Long-term (greater than 15 years)	367	417
Total unpaid principal balance	377	436
Premiums	2	2
Discounts	(2)	(2)
Total	$377	$436

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2018	As of December 31, 2017
Conventional mortgage loans	$353	$409
Government-guaranteed or insured mortgage loans	24	27
Total unpaid principal balance	$377	$436

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of September 30, 2018	As of December 31, 2017
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$10	$11
Collectively evaluated for impairment	345	400
Total recorded investment	$355	$411

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of September 30, 2018
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$10	$2	$12
Past due 60-89 days	4	—	4
Past due 90 days or more	6	1	7
Total past due mortgage loans	20	3	23
Total current mortgage loans	335	21	356
Total mortgage loans (1)	$355	$24	$379
Other delinquency statistics:
In process of foreclosure (2)	$2	$—	$2
Seriously delinquent rate (3)	1.79%	2.82%	1.86%
Past due 90 days or more and still accruing interest (4)	$—	$1	$1
Mortgage loans on nonaccrual status (5)	$6	$—	$6
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $2 relates to accrued interest.
(2) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. Mortgage loans in the process of foreclosure are included in past due categories depending on their delinquency status.
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
(2) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. Mortgage loans in the process of foreclosure are included in past due categories depending on their delinquency status.
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2018	As of December 31, 2017
Fixed-rate	$18,715	$19,978
Step up/down	3,264	1,864
Simple variable-rate	62,040	65,760
Total par value	$84,019	$87,602

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2018		As of December 31, 2017
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$63,968	2.01	$60,410	1.34
Due after one year through two years	10,676	2.02	17,826	1.41
Due after two years through three years	2,698	2.29	3,351	1.67
Due after three years through four years	2,605	2.09	1,287	1.72
Due after four years through five years	2,947	2.50	3,503	2.21
Due after five years	1,125	3.13	1,225	3.03
Total par value	84,019	2.05	87,602	1.43
Premiums	9		14
Discounts	(10)		(10)
Hedging adjustments	(257)		(83)
Total	$83,761		$87,523

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2018	As of December 31, 2017
Noncallable	$72,698	$79,847
Callable	11,321	7,755
Total par value	$84,019	$87,602

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2018	As of December 31, 2017
Due or callable in one year or less	$73,479	$66,715
Due or callable after one year through two years	8,373	17,071
Due or callable after two years through three years	996	2,362
Due or callable after three years through four years	500	612
Due or callable after four years through five years	222	308
Due or callable after five years	449	534
Total par value	$84,019	$87,602

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2018	$62,632	$62,868	2.10
As of December 31, 2017	$50,139	$50,217	1.21

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2018		As of December 31, 2017
	Required	Actual	Required	Actual
Risk-based capital	$1,836	$7,663	$1,581	$7,157
Total regulatory capital ratio	4.00%	4.92%	4.00%	4.88%
Total regulatory capital (1)	$6,224	$7,663	$5,863	$7,157
Leverage capital ratio	5.00%	7.39%	5.00%	7.33%
Leverage capital	$7,780	$11,494	$7,328	$10,736
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$2	$2	$1	$1
Net reclassification from capital during the period	3	8	36	24
Repurchase/redemption of mandatorily redeemable capital stock	(3)	(7)	(35)	(22)
Balance, end of period	$2	$3	$2	$3

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of September 30, 2018	As of December 31, 2017
Due in one year or less	$1	$1
Due after four years through five years	1	—
Total	$2	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, June 30, 2017	$(19)	$132	$113
Other comprehensive income before reclassifications:
Net change in fair value	—	9	9
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	9	10
Balance, September 30, 2017	$(18)	$141	$123

Balance, June 30, 2018	$(22)	$117	$95
Other comprehensive income before reclassifications:
Actuarial gain	4	—	4
Net change in fair value	—	(8)	(8)
Net current period other comprehensive income (loss)	4	(8)	(4)
Balance, September 30, 2018	$(18)	$109	$91
____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(20)	$124	$104
Other comprehensive income before reclassifications:
Net change in fair value	—	15	15
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income	2	17	19
Balance, September 30, 2017	$(18)	$141	$123

Balance, December 31, 2017	$(24)	$134	$110
Other comprehensive income before reclassifications:
Actuarial gain	4	—	4
Net change in fair value	—	(26)	(26)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	6	(25)	(19)
Balance, September 30, 2018	$(18)	$109	$91

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

	As of September 30, 2018			As of December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$46,243	$61	$202	$45,057	$198	$359
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	979	3	19	876	9	9
Interest-rate caps or floors	10,083	2	1	13,000	2	1
Total derivatives not designated as hedging instruments	11,062	5	20	13,876	11	10
Total derivatives before netting and collateral adjustments	$57,305	66	222	$58,933	209	369
Netting adjustments and cash collateral (2)		225	(197)		125	(348)
Derivative assets and derivative liabilities		$291	$25		$334	$21
___________
(1) Includes variation margin for daily settled contracts of negative $302 as of September 30, 2018 and $107 as of December 31, 2017.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $431 and $507 as of September 30, 2018 and December 31, 2017, respectively. Cash collateral received and related accrued interest was $10 and $34 as of September 30, 2018 and December 31, 2017, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$14	$11	$48	$334
Derivatives not designated as hedging instruments:
Interest-rate swaps	—	2	4	5
Interest-rate caps or floors	—	—	—	(3)
Net interest settlements	—	(2)	(1)	(6)
Total net gains (losses) related to derivatives not designated as hedging instruments	—	—	3	(4)
Other (1)	(1)	—	(2)	1
Net gains on derivatives and hedging activities	$13	$11	$49	$331

____________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended September 30,
	2018				2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$130	$(116)	$14	$5	$52	$(41)	$11	$(57)
Consolidated obligations:
Bonds	(18)	18	—	(16)	(17)	17	—	10
Total	$112	$(98)	$14	$(11)	$35	$(24)	$11	$(47)

____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Nine Months Ended September 30,
	2018				2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$583	$(531)	$52	$(29)	$426	$(90)	$336	$(201)
Consolidated obligations:
Bonds	(177)	174	(3)	(27)	(39)	37	(2)	62
Discount notes	1	(2)	(1)	(2)	3	(3)	—	(3)
Total	$407	$(359)	$48	$(58)	$390	$(56)	$334	$(142)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2018 was $5, for which the Bank was not required to post collateral as of September 30, 2018. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver any additional collateral to its uncleared derivatives counterparties as of September 30, 2018.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two Clearinghouses for all cleared derivative transactions: LCH Ltd. and CME Clearing. Effective January 16, 2018, LCH Ltd. made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. CME Clearing made the same change to its rulebook on January 3, 2017. As a result, at both Clearinghouses, variation margin is characterized as daily settlement payments, rather than cash collateral. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. Initial margin continues to be considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of September 30, 2018		As of December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$64	$210	$19	$106
Cleared derivatives	2	12	190	263
Total gross recognized amount	66	222	209	369
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(61)	(185)	(17)	(85)
Cleared derivatives	286	(12)	142	(263)
Total gross amounts of netting adjustments and cash collateral	225	(197)	125	(348)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	3	25	2	21
Cleared derivatives	288	—	332	—
Total net amounts after netting adjustments and cash collateral	291	25	334	21
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	3	25	2	21
Cleared derivatives	288	—	332	—
Total net unsecured amount (1)	$291	$25	$334	$21
____________
(1) The Bank had net credit exposure of $3 and $226 as of September 30, 2018 and December 31, 2017, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of September 30, 2018 and December 31, 2017.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of September 30, 2018 and December 31, 2017.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of September 30, 2018 and December 31, 2017.

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

	As of September 30, 2018
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$54	$—	$—	$54
Available-for-sale securities:
Private-label residential MBS	—	—	946	—	946
Derivative assets:
Interest-rate related	—	66	—	225	291
Grantor trust (included in Other assets)	53	—	—	—	53
Total assets at fair value	$53	$120	$946	$225	$1,344
Liabilities
Derivative liabilities:
Interest-rate related	$—	$222	$—	$(197)	$25
Total liabilities at fair value	$—	$222	$—	$(197)	$25
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,001	$1,225	$1,104	$1,345
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	—	(1)	(2)
Included in other comprehensive income	(8)	9	(25)	17
Accretion of credit losses in net interest income	15	16	47	47
Settlements	(62)	(86)	(179)	(243)
Balance, end of period	$946	$1,164	$946	$1,164
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2018 and December 31, 2017. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2018 and December 31, 2017.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2018 and December 31, 2017. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$64	$64	$64	$—	$—	$—
Interest-bearing deposits	5,961	5,961	—	5,961	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	10,959	10,959	—	10,959	—	—
Trading securities	54	54	—	54	—	—
Available-for-sale securities	946	946	—	—	946	—
Held-to-maturity securities	24,260	24,268	—	23,813	455	—
Advances	109,746	109,786	—	109,786	—	—
Mortgage loans held for portfolio, net	376	392	—	392	—	—
Accrued interest receivable	255	255	—	255	—	—
Derivative assets	291	291	—	66	—	225
Grantor trust assets (included in Other assets)	53	53	53	—	—	—
Liabilities:
Interest-bearing deposits	965	965	—	965	—	—
Consolidated obligations, net:
Discount notes	62,632	62,620	—	62,620	—	—
Bonds	83,761	83,698	—	83,698	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	175	175	—	175	—	—
Derivative liabilities	25	25	—	222	—	(197)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $872,256 and $896,441 as of September 30, 2018 and December 31, 2017, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2018 and December 31, 2017. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2018 and December 31, 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2018			As of December 31, 2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$10,181	$15,783	$25,964	$9,520	$20,669	$30,189
Commitments to fund additional advances	73	10	83	—	—	—
Unsettled consolidated obligation bonds, at par (2)	130	—	130	3	—	3
Unsettled consolidated obligation discount notes, at par (2)	23	—	23	—	—	—
____________

(1)
“Expire Within One Year” includes 15 standby letters of credit for a total of $61 and 16 standby letters of credit for a total of $59 as of September 30, 2018 and December 31, 2017, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $80 and $119 as of September 30, 2018 and December 31, 2017, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
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

	As of September 30, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$1,205	21.68	$28,010	25.44	$—	0.01
Navy Federal Credit Union	570	10.26	13,068	11.87	32	3.36

	As of December 31, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$908	17.61	$21,010	20.55	$—	0.01
Navy Federal Credit Union	675	13.09	15,530	15.19	195	16.58
Note 17—Subsequent Events

On October 31, 2018, the Bank's board of directors approved a cash dividend for the third quarter of 2018. The Bank paid the third quarter 2018 dividend on November 2, 2018, in the amount of $82.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2018 and December 31, 2017, and results of operations for the third quarter and first nine months of 2018 and 2017. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2017.

Executive Summary

Financial Condition

As of September 30, 2018, total assets were $155.6 billion, an increase of $9.0 billion, or 6.16 percent, from December 31, 2017. This increase was primarily due to a $7.3 billion, or 7.13 percent, increase in advances, and a $4.3 billion, or 10.7 percent, increase in total investments.

As of September 30, 2018, total liabilities were $147.8 billion, an increase of $8.5 billion, or 6.13 percent, from December 31, 2017. This increase was primarily due to an $8.7 billion, or 6.34 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during this period.

As of September 30, 2018, total capital was $7.8 billion, an increase of $485 million, or 6.68 percent, from December 31, 2017. This increase was primarily due to an increase in the Bank’s retained earnings and subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during this period.

Results of Operations

The Bank recorded net income of $107 million for the third quarter of 2018, an increase of $12 million, or 11.3 percent, from net income of $95 million for the same period in 2017. Net interest income was $143 million for the third quarter of 2018, an increase of $20 million, or 17.2 percent, from net interest income of $123 million for the same period in 2017. The increase in net income and net interest income for the third quarter of 2018 was primarily attributable to an increase in the average balances of the Bank's interest-earning assets. During the third quarter of 2018, the Bank made an additional $13 million accrual related to its retirement plan, which increased compensation and benefits expense.

The Bank recorded net income of $328 million for the first nine months of 2018, an increase of $72 million, or 27.9 percent, from net income of $256 million for the same period in 2017. This increase in net income was primarily due to an increase in interest rates during the period.

Net interest income was $409 million for the first nine months of 2018, an increase of $374 million from net interest income of $35 million for the same period in 2017. This increase in net interest income was primarily due to prepayments of previously restructured and redesignated advances that occurred during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which decreased net interest income for the first nine months of 2017. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reported in noninterest income. The remaining change in net interest income for the period was primarily due to an increase in interest rates during the period.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.68 percent for the third quarter of 2018, compared to 5.46 percent for the same period in 2017. The increase in ROE was primarily due to the increase in net income during the period. ROE spread to three-month average LIBOR was 334 basis points for the third quarter of 2018, compared to 415 basis points for the same period in 2017. The decrease in the ROE spread to three-month average LIBOR was primarily due to the increase in three-month average LIBOR during the third quarter of 2018, compared to the same period in 2017.

The Bank's annualized ROE was 5.81 percent for the first nine months of 2018, compared to 4.91 percent for the same period in 2017. The increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR was 361 basis points for the first nine months of 2018, compared to 371 basis points for the same period in 2017. The decrease in the ROE spread to three-month average LIBOR was primarily due to the increase in three-month average LIBOR during the first nine months of 2018, compared to the same period in 2017.

The Bank’s interest-rate spread was 28 basis points for the third quarter of 2018, compared to 31 basis points for the same period in 2017. The decrease in the Bank’s interest-rate spread for the third quarter of 2018, compared to the same period in 2017, was due to the increase in interest rates having more of an impact on interest-bearing liabilities than on interest-earning assets. The Bank’s interest-rate spread was 27 basis points for the first nine months of 2018, compared to negative one basis points for the same period in 2017. The increase in the Bank’s interest-rate spread for the first nine months of 2018, compared to the same period in 2017, was primarily due to the prepayment of previously restructured and redesignated advances discussed above, which decreased net interest income in 2017.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including rising interest rates, deposit levels and loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Given the large proportion of short-term advances outstanding, the Bank expects that advance balances will continue fluctuating during the remainder of 2018 as a result of scheduled repayments and prepayments. Money market fund industry demand for short-term government-sponsored enterprises debt should continue to be strong.

Recent Hurricane Activity

Recently, two significant hurricanes impacted the southeastern coast of the United States. On September 14, 2018, Hurricane Florence made landfall near the North Carolina and South Carolina border. Then, on October 10, 2018, Hurricane Michael made landfall on the Florida Panhandle.

The Bank continues to analyze the potential impact that damage related to Hurricanes Florence and Michael might have on the Bank’s advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS. Based on current assessments, the Bank does not expect losses related to the hurricanes, if any, to have a material impact to the Bank’s financial condition or results of operations.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Statements of Condition (at period end)
Total assets	$155,591	$154,171	$140,460	$146,566	$143,924
Advances	109,746	104,537	91,733	102,440	99,812
Mortgage loans held for portfolio	377	395	417	436	462
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Investments (1)	44,680	47,629	47,483	40,378	41,564
Loan to another FHLBank	—	—	—	200	250
Interest-bearing deposits	965	1,069	1,213	1,177	1,080
Consolidated obligations, net:
Discount notes (2)	62,632	65,353	54,659	50,139	49,727
Bonds (2)	83,761	79,812	77,160	87,523	85,517
Total consolidated obligations, net (2)	146,393	145,165	131,819	137,662	135,244
Mandatorily redeemable capital stock	2	2	3	1	3
Affordable Housing Program payable	85	80	80	77	72
Capital stock - putable	5,557	5,300	4,748	5,154	5,041
Retained earnings	2,104	2,079	2,052	2,003	1,972
Accumulated other comprehensive income	91	95	95	110	123
Total capital	7,752	7,474	6,895	7,267	7,136
Statements of Income (for the period ended)
Net interest income	143	131	135	122	123
Net impairment losses recognized in earnings	—	(1)	—	—	—
Net losses on trading securities	—	(1)	(1)	—	(1)
Net gains on derivatives and hedging activities	13	14	22	10	11
Standby letters of credit fees	6	7	6	6	6
Other income	—	2	—	2	2
Noninterest expense	44	33	35	36	36
Income before assessments	118	119	127	104	105
Affordable Housing Program assessments	11	12	13	11	10
Net income	107	107	114	93	95
Performance Ratios (%)
Return on equity (3)	5.68	5.73	6.01	5.16	5.46
Return on assets (4)	0.28	0.28	0.29	0.26	0.27
Net interest margin (5)	0.38	0.34	0.35	0.35	0.35
Regulatory capital ratio (at period end) (6)	4.92	4.79	4.84	4.88	4.87
Equity to assets ratio (7)	4.96	4.89	4.89	4.97	4.97
Dividend payout ratio (8)	77.16	74.36	56.86	66.83	61.59

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2018	$872,256
June 30, 2018	914,286
March 31, 2018	887,057
December 31, 2017	896,441
September 30, 2017	893,364

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

	As of September 30, 2018		As of December 31, 2017		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$109,746	70.54	$102,440	69.89	$7,306	7.13
Investment securities	25,260	16.23	26,322	17.96	(1,062)	(4.04)
Other investments	19,420	12.48	14,056	9.59	5,364	38.16
Mortgage loans, net	376	0.24	435	0.30	(59)	(13.61)
Loan to another FHLBank	—	—	200	0.14	(200)	(100.00)
Other assets	789	0.51	3,113	2.12	(2,324)	(74.66)
Total assets	$155,591	100.00	$146,566	100.00	$9,025	6.16
Consolidated obligations, net:
Discount notes	$62,632	42.36	$50,139	35.99	$12,493	24.92
Bonds	83,761	56.66	87,523	62.83	(3,762)	(4.30)
Deposits	965	0.65	1,177	0.85	(212)	(17.97)
Other liabilities	481	0.33	460	0.33	21	4.34
Total liabilities	$147,839	100.00	$139,299	100.00	$8,540	6.13
Capital stock	$5,557	71.69	$5,154	70.93	$403	7.82
Retained earnings	2,104	27.14	2,003	27.56	101	5.05
Accumulated other comprehensive income	91	1.17	110	1.51	(19)	(17.24)
Total capital	$7,752	100.00	$7,267	100.00	$485	6.68

Advances

Total advances increased by 7.13 percent as of September 30, 2018, compared to December 31, 2017. A significant percentage of advances made during the first nine months of 2018 were short-term advances.

As of September 30, 2018, 52.4 percent of the Bank’s advances were fixed-rate, compared to 57.9 percent as of December 31, 2017. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of September 30, 2018 and December 31, 2017, 47.6 percent and 42.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.26 percent and 0.27 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2018		As of December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$33,501	30.43	$42,984	42.04
Adjustable or variable-rate indexed	52,369	47.56	38,344	37.50
Hybrid	22,246	20.20	18,901	18.48
Convertible	708	0.64	693	0.68
Principal reducing credit	1,287	1.17	1,327	1.30
Total par value	$110,111	100.00	$102,249	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of September 30, 2018	As of December 31, 2017	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$1	$1	$—	(22.56)
Government-sponsored enterprises debt obligations	3,291	5,406	(2,115)	(39.12)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	126	157	(31)	(19.44)
Government-sponsored enterprises residential	9,636	9,357	279	2.97
Government-sponsored enterprises commercial	10,812	9,729	1,083	11.13
Private-label residential	1,394	1,672	(278)	(16.61)
Total mortgage-backed securities	21,968	20,915	1,053	5.03
Total investment securities	25,260	26,322	(1,062)	(4.04)
Other investments:
Interest-bearing deposits (1)	5,961	2,176	3,785	173.99
Securities purchased under agreements to resell	2,500	2,500	—	—
Federal funds sold	10,959	9,380	1,579	16.83
Total other investments	19,420	14,056	5,364	38.16
Total investments	$44,680	$40,378	$4,302	10.65
____________

(1)
Interest-bearing deposits include a $407 million and $401 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of September 30, 2018 and December 31, 2017, respectively, and a $46 million business money market account with United Bank, one of the Bank’s 10 largest borrowers as of December 31, 2017.

The increase in total investments was primarily due to an increase other investments from December 31, 2017 to September 30, 2018. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of September 30, 2018 and December 31, 2017, as these investments amounted to 285 percent and 290 percent of regulatory capital, respectively.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2017 to September 30, 2018, was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of September 30, 2018 and December 31, 2017. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2018	As of December 31, 2017
	Percent of Total	Percent of Total
Florida	22.80	23.14
South Carolina	20.42	20.80
Georgia	10.12	10.22
Virginia	11.12	10.70
North Carolina	8.16	8.62
All other	27.38	26.52
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2017 to September 30, 2018 was primarily a result of increased funding and liquidity needs during the period. Consolidated obligation issuances financed 94.1 percent of the $155.6 billion in total assets as of September 30, 2018, remaining relatively stable compared to the financing ratio of 93.9 percent as of December 31, 2017.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2018 and December 31, 2017, 81.5 percent and 80.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2018 and December 31, 2017. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of September 30, 2018 and 4.78 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2017.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2018.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 18, 2018 the Bank received notification from the Director that, based on June 30, 2018 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the third quarter and first nine months of 2018 and 2017.

Net Income

The following table presents the Bank’s significant income items for the third quarter and first nine months of 2018 and 2017, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net interest income	$143	$123	$20	17.17	$409	$35	$374	*
Noninterest income	19	18	1	3.64	67	349	(282)	(80.85)
Noninterest expense	44	36	8	27.33	112	100	12	12.05
Affordable Housing Program assessments	11	10	1	11.35	36	28	8	27.90
Net income	$107	$95	$12	11.34	$328	$256	$72	27.90
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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $20 million and $60 million for the third quarter of 2018 and 2017, respectively, and a decrease of $90 million and $483 million for the first nine months of 2018 and 2017, respectively.

The increase in net interest income during the third quarter of 2018, compared to the same period in 2017, was primarily due to an increase in the average balances of the Bank's interest-earning assets.

The increase in net interest income during the first nine months of 2018, compared to the same period in 2017, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income during the first quarter of 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. These prepayments of previously restructured and redesignated advances primarily relate to a single member institution. The remaining change in net interest income for the period was primarily due to an increase in interest rates during the period.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2018 and 2017 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 28 basis points and 27 basis points, respectively, for the third quarter and first nine months of 2018, compared to 31 basis points and negative one basis points, respectively, for the same periods in 2017. The decrease in the Bank’s interest-rate spread for the third quarter of 2018, compared to the same period in 2017, was due to the increase in interest rates having more of an impact on interest-bearing liabilities than on interest-earning assets. The increase in the Bank’s interest-rate spread for the first nine months of 2018, compared to the same period in 2017, was primarily due to the prepayment of previously restructured and redesignated advances discussed above, which decreased net interest income in 2017.

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$5,536	$29	2.11	$985	$6	2.41
Securities purchased under agreements to resell	2,476	13	1.96	1,033	3	1.14
Federal funds sold	11,325	57	2.01	13,340	41	1.19
Investment securities (2)	26,181	184	2.80	25,617	134	2.08
Advances	102,913	585	2.25	96,388	306	1.26
Mortgage loans (3)	386	5	5.35	474	7	5.24
Loans to other FHLBanks	—	—	—	5	—	—
Total interest-earning assets	148,817	873	2.33	137,842	497	1.43
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,072			1,978
Total assets	$149,888			$139,819
Liabilities and Capital
Interest-bearing deposits (4)	$1,094	5	1.87	$1,184	3	1.06
Consolidated obligations, net:
Discount notes	57,584	290	2.00	50,560	130	1.02
Bonds	83,033	435	2.08	80,284	241	1.19
Other borrowings	6	—	3.46	2	—	4.88
Total interest-bearing liabilities	141,717	730	2.05	132,030	374	1.12
Other liabilities	742			843
Total capital	7,429			6,946
Total liabilities and capital	$149,888			$139,819
Net interest income and net yield on interest-earning assets		$143	0.38		$123	0.35
Interest-rate spread			0.28			0.31
Average interest-earning assets to interest-bearing liabilities			105.01			104.40
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,159	$60	1.94	$1,437	$17	1.60
Securities purchased under agreements to resell	2,241	30	1.77	999	7	0.94
Federal funds sold	12,435	165	1.78	11,730	88	1.00
Investment securities (2)	26,504	517	2.61	25,977	377	1.94
Advances	106,714	1,577	1.98	97,723	476	0.65
Mortgage loans (3)	406	16	5.34	499	20	5.24
Loans to other FHLBanks	3	—	2.73	2	—	—
Total interest-earning assets	152,462	2,365	2.07	138,367	985	0.95
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,115			1,952
Total assets	$153,576			$140,318
Liabilities and Capital
Interest-bearing deposits (4)	$1,087	13	1.62	$1,176	7	0.85
Consolidated obligations, net:
Discount notes	61,288	796	1.74	49,164	301	0.82
Bonds	82,923	1,147	1.85	82,081	642	1.05
Other borrowings	5	—	4.07	4	—	3.24
Total interest-bearing liabilities	145,303	1,956	1.80	132,425	950	0.96
Other liabilities	731			920
Total capital	7,542			6,973
Total liabilities and capital	$153,576			$140,318
Net interest income (expense) and net yield on interest-earning assets		$409	0.36		$35	0.03
Interest-rate spread			0.27			(0.01)
Average interest-earning assets to interest-bearing liabilities			104.93			104.49
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the third quarter was primarily related to changes in average balances, while the change during the first nine months of 2018 was primarily rate related.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$24	$(1)	$23	$39	$4	$43
Securities purchased under agreements to resell	7	3	10	13	10	23
Federal funds sold	(7)	23	16	5	72	77
Investment securities	3	47	50	8	132	140
Advances	22	257	279	48	1,053	1,101
Mortgage loans	(2)	—	(2)	(4)	—	(4)
Total	47	329	376	109	1,271	1,380
Increase (decrease) in interest expense:
Interest-bearing deposits	—	2	2	(1)	7	6
Consolidated obligations, net:
Discount notes	19	141	160	89	406	495
Bonds	9	185	194	7	498	505
Total	28	328	356	95	911	1,006
Increase in net interest income	$19	$1	$20	$14	$360	$374
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Net impairment losses recognized in earnings	$—	$—	$—	*	$(1)	$(2)	$1	31.40
Net losses on trading securities	—	(1)	1	21.24	(2)	(5)	3	54.72
Net gains on derivatives and hedging activities	13	11	2	12.98	49	331	(282)	(85.15)
Standby letters of credit fees	6	6	—	(2.29)	19	20	(1)	(6.04)
Other	—	2	(2)	(22.75)	2	5	(3)	(54.18)
Total noninterest income	$19	$18	$1	3.64	$67	$349	$(282)	(80.85)
____________
* Not meaningful

The decrease in total noninterest income during the first nine months of 2018, compared to the same period in 2017, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017, which resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the first quarter of 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2018
	Advances	Investments	Consolidated Obligation Bonds	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(9)	$—	$—	$—	$(9)
Net interest settlements included in net interest income (2)	5	—	(16)	—	(11)
Total effect on net interest income	$(4)	$—	$(16)	$—	$(20)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$14	$—	$—	$—	$14
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	(1)	1	—	—	—
Price alignment amount on derivatives	—	—	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	13	1	—	(1)	13
Net losses on trading securities (3)	—	(1)	—	—	(1)
Total effect on noninterest income	$13	$—	$—	$(1)	$12
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned”, therefore, this line item may not agree to the income statement.

(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Three Months Ended September 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(13)	$—	$—	$(13)
Net interest settlements included in net interest income (2)	(57)	—	10	(47)
Total effect on net interest income	$(70)	$—	$10	$(60)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$11	$—	$—	$11
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$11	$(1)	$—	$10
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned”, therefore, this line item may not agree to the income statement.

	For the Nine Months Ended September 30, 2018
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(32)	$—	$—	$—	$—	$—	$(32)
Net interest settlements included in net interest income (2)	(29)	—	(27)	(2)	—	—	(58)
Total effect on net interest income	$(61)	$—	$(27)	$(2)	$—	$—	$(90)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$52	$—	$(3)	$(1)	$—	$—	$48
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	(1)	3	—	—	1	—	3
Price alignment amount on derivatives	—	—	—	—	—	(2)	(2)
Total net gains (losses) on derivatives and hedging activities	51	3	(3)	(1)	1	(2)	49
Net losses on trading securities (3)	—	(2)	—	—	—	—	(2)
Total effect on noninterest income	$51	$1	$(3)	$(1)	$1	$(2)	$47
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

Noninterest Expense and Assessments

The increase in total noninterest expense during the third quarter and first nine months of 2018, compared to the same periods in 2017, was primarily due to the increase in compensation and benefits expense due to the Bank making an additional $13 million retirement plan accrual during the third quarter of 2018. The change in assessments during the periods were due to a change in income before assessments.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first nine months of 2018. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
On August 23, 2018, the Finance Agency issued a final Advisory Bulletin on FHLBank liquidity that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. Portions of the Liquidity Guidance Advisory Bulletin will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. Refer to “Legislative and Regulatory Developments” for a description of the Liquidity Guidance Advisory Bulletin and anticipated impact to the Bank.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first nine months of 2018.
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

The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first nine months of 2018. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first nine months of 2018. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2018 and December 31, 2017, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the FHLBanks had $1.0 trillion in aggregate par value of consolidated obligations issued and outstanding, $146.9 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2018.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of September 30, 2018, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Advisory Bulletin (AB) 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity Guidance AB). On August 23, 2018, the Finance Agency issued a final AB on FHLBank liquidity that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB rescinds 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit. In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the Finance Agency revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks would be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten to thirty calendar days, with a specific measurement period set forth in the supervisory letter.

The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding standby letters of credit commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addressed liquidity stress testing, contingency funding plans and an adjustment to the FHLBank’s core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. While the Bank is still analyzing the impact of the Liquidity Guidance AB, it may require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets. Further, the Bank’s cost of funding may increase if it is required to achieve the appropriate funding gap with longer term funding. The Bank does not believe these changes will have a material effect on the Bank’s results of operations or the Bank’s dividend rate.

Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the Finance Agency proposed amending its rule on golden parachute payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	Revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach; and

•	Align procedures and outcomes of review with requirements of the Finance Agency’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. Ten of the FHLBanks and the Office of Finance provided a joint comment letter on October 12 related to clarifying certain provisions of the proposed amendment. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Final Rule on Indemnification Payments. On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency;

•
expenses of defending an action, subject to the FHLBank or the Office of Finance’s board of directors conducting a due investigation and making a written determination that the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLBank or OF and such payments will not material adversely affect the safety and soundness of the FHLBank or the Officer of Finance (as the case may be) and an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule became effective November 5, 2018. The Bank does not expect the rule will materially impact the Bank.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $1.32 billion as of September 30, 2018.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of September 30, 2018		As of December 31, 2017
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	87	$1,282	16	$2,380
2	62	18,689	51	20,549
3	64	12,831	84	53,972
4	116	64,980	79	6,366
5	73	9,809	104	13,557
6	14	354	60	3,021
7	12	422	28	740
8	4	180	10	321
9	5	117	9	139
10	7	126	12	180

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $23.3 billion and $1.89 billion, respectively, as of September 30, 2018.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2018 and December 31, 2017. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2018	$110,111	$338,248	64.90	8.76	26.34
As of December 31, 2017	102,249	330,093	67.96	5.43	26.61
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2018 and December 31, 2017.

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

	As of September 30, 2018
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$385	$—	$—	$385
Austria	475	—	—	475
Canada	1,134	—	—	1,134
France	300	—	—	300
Germany	1,330	—	—	1,330
Netherlands	1,175	—	—	1,175
Norway	1,125	—	—	1,125
Sweden	750	—	—	750
Switzerland	—	—	1	1
United States of America	4,285	5,961	8	10,254
Total	$10,959	$5,961	$9	$16,929
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $11.5 billion as of December 31, 2017 to $16.9 billion as of September 30, 2018. As of September 30, 2018, State Street Money Market had 11.8 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of September 30, 2018, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of September 30, 2018 and December 31, 2017 (in millions), based on their credit ratings as of September 30, 2018 and December 31, 2017, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of September 30, 2018
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	3,291	—	—	—	—	—	—	—	—	3,291
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	126	—	—	—	—	—	—	—	—	126
Government-sponsored enterprises residential	—	9,636	—	—	—	—	—	—	—	—	9,636
Government-sponsored enterprises commercial	547	10,265	—	—	—	—	—	—	—	—	10,812
Private-label residential	—	8	23	166	184	105	634	47	73	154	1,394
Total mortgage-backed securities	547	20,035	23	166	184	105	634	47	73	154	21,968
Total investment securities	547	23,327	23	166	184	105	634	47	73	154	25,260
Other investments:
Interest-bearing deposits	—	2,007	3,908	46	—	—	—	—	—	—	5,961
Securities purchased under agreements to resell	—	—	1,500	1,000	—	—	—	—	—	—	2,500
Federal funds sold	—	1,385	8,184	1,390	—	—	—	—	—	—	10,959
Total other investments	—	3,392	13,592	2,436	—	—	—	—	—	—	19,420
Total investments	$547	$26,719	$13,615	$2,602	$184	$105	$634	$47	$73	$154	$44,680
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $38 million as of September 30, 2018.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of September 30, 2018 and December 31, 2017.

Non-MBS Held-to-Maturity Securities

The unrealized losses related to non-MBS held-to-maturity securities are caused by interest rate changes and not due to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuer`s and the strength of the underlying collateral were sufficient to protect the Bank from losses based on current expectations. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of September 30, 2018 and December 31, 2017.

Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2018 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of September 30, 2018 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$8	$—	$8
A	23	—	23
BBB	160	6	166
BB	173	10	183
B	78	27	105
CCC	563	135	698
CC	31	23	54
D	76	—	76
Unrated	165	1	166
Total unpaid principal balance	$1,277	$202	$1,479
Amortized cost	$1,124	$162	$1,286
Gross unrealized losses	$1	$1	$2
Fair value	$1,222	$179	$1,401
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	—	(1)
Net impairment losses recognized in earnings	$(1)	$—	$(1)
Weighted average percentage of fair value to unpaid principal balance	95.63%	89.03%	94.73%
Original weighted average credit support	9.49%	24.86%	11.58%
Weighted average credit support	5.86%	9.78%	6.39%
Weighted average collateral delinquency	10.92%	15.65%	11.56%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of September 30, 2018.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	16.27	7.82	24.99	8.93
Alt-A	14.28	19.25	36.94	3.84
Total	15.27	13.55	30.98	6.38
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of September 30, 2018.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not be required to deliver any additional collateral to its uncleared derivative counterparties as of September 30, 2018.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Clearing and LCH Ltd. Effective January 16, 2018, LCH Ltd. made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. CME Clearing made the same change to its rulebook on January 3, 2017. Variation margin on daily settled contracts is netted directly against the derivative’s gross recognized amount. Initial margin is still considered cash collateral. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2018.

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

	As of September 30, 2018
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$3	$—	$—	$—
Single-A	5,046	8	(8)	—
Triple-B	5,530	1	(1)	—
Cleared derivatives	1,014	—	3	3
Liability positions with credit exposure:
Double-A	1,285	(13)	14	1
Single-A	6,084	(43)	45	2
Triple-B	5,089	(69)	70	1
Cleared derivatives	30,702	(10)	294	284
Total	$54,753	$(126)	$417	$291

	As of December 31, 2017
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$3,625	$33	$(9)	$24
Liability positions with credit exposure:
Double-A	500	—	—	—
Single-A	5,689	(21)	22	1
Triple-B	6,699	(4)	4	—
Cleared derivatives	28,843	(106)	415	309
Total derivative positions with non-member counterparties to which the Bank had credit exposure	45,356	(98)	432	334
Member institutions (1)	3	—	—	—
Total	$45,359	$(98)	$432	$334
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of September 30, 2018, seven of the Bank’s 10 mortgage insurance providers have been rated below “AA” by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of September 30, 2018 and December 31, 2017.

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

			As of September 30, 2018	As of December 31, 2017
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$3,777	$4,722
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	23,760	20,182
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	660	118
		Total	28,197	25,022
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	6,765	10,067
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	11,281	7,585
		Total	18,046	17,652
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	—	2,383
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	105
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	10,000	13,000
		Total	10,100	13,105
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	823	715
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	—
		Total	906	715
Total notional amount			$57,305	$58,933

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2018			As of December 31, 2017
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.24	0.17	0.12	0.27	0.19	0.16
Liabilities	0.17	0.18	0.19	0.15	0.17	0.17
Equity	1.57	(0.07)	(1.20)	2.54	0.51	0.07
Effective duration gap	0.07	(0.01)	(0.07)	0.12	0.02	(0.01)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2018			As of December 31, 2017
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$154,739	$155,369	$155,810	$145,420	$146,087	$147,041
Liabilities	147,000	147,515	148,058	138,283	138,732	139,131
Equity	7,739	7,854	7,752	7,137	7,355	7,910
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

As of September 30, 2018, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2018, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, should be carefully considered as they could materially affect the Bank’s business, financial condition, and/or operating results. The risks described below and in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition, and/or operating results.

Possible replacement of the LIBOR benchmark interest rate may have an impact on the Bank’s business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. During the third quarter of 2018, certain market participants began moving towards the utilization of SOFR as a possible LIBOR replacement through the issuance of debt securities indexed to SOFR. As noted throughout this report, many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank is evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants including the Bank as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of a possible transition to SOFR or an alternate replacement will have on the Bank’s business, financial condition, or results of operations.

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

PwC has advised the Bank that for the nine months ended September 30, 2018, certain covered persons had borrowing relationships with one Bank member (referred below as the “Lender”) who owned more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than 10 percent of the Bank’s capital stock, the Lender’s voting rights are less than 10 percent;

•	as of September 30, 2018 and December 31, 2017, no officer or director of the Lender served on the board of directors of the Bank; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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

Federal Home Loan Bank of Atlanta

Date:	November 8, 2018	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	November 8, 2018	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer