Form 10-K
period 2018-12-31
Federal Home Loan Bank of Atlanta
filed 2019-03-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Class B Stock, par value $100
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes   ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2018, the aggregate par value of the stock held by current and former members of the registrant was $5,301,373,500. As of February 28, 2019, 49,019,105 total shares were outstanding, including mandatorily redeemable capital stock.

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

Special Cautionary Notice Regarding Forward-looking Statements

This Report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same regulations. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” ”likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A—Risk Factors and the risks set forth below. Accordingly, the Bank cautions that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, the reader is cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and the Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on its behalf.

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

•
political, national, and world events, including acts of war, terrorism, natural disasters, or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulators, and/or investors in the consolidated obligations of the FHLBanks;

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

Cooperative. The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 848 financial institutions, comprised of 505 commercial banks, 229 credit unions, 69 savings institutions, 37 insurance companies, and eight CDFIs as of December 31, 2018.

Business Model. As a cooperative, the Bank’s customers are also its owners. The Bank strategically focuses on positioning itself with its membership in a number of ways to enhance their total value in the cooperative by providing readily available, competitively priced funding to its member institutions, a potential return on investment, support for community investment activities, and other credit and noncredit products and services, including education opportunities on a range of topics. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community developments. The Bank primarily supports this mission by offering collateralized loans, known as advances, to its members.

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

The Finance Agency assesses each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which include advances and acquired member assets, to consolidated obligations. The Bank’s core mission activities primarily include the making of advances. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations for each FHLBank’s strategic plan:

•	when the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plan to bring the ratio closer to the preferred ratio; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. If the FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the board of directors should consider possible strategic alternatives.

The Bank’s core mission asset ratio was 74.1 percent as of December 31, 2018.

Under the FHLBank Act, the Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. It does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

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

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $108.5 billion and $102.4 billion as of December 31, 2018 and 2017, respectively, and advances represented 70.2 percent and 69.9 percent of total assets as of December 31, 2018 and 2017, respectively. Advances generated 67.0 percent, 53.8 percent, and 53.0 percent of total interest income for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Fixed-rate advances. Fixed-rate advances include the following:

•
Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity generally from one month to 20 years. The Bank allows for the inclusion of interest-rate caps and/or floors in certain FRC Advances with terms of 12 months or greater and a par value of $1 million or more.

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

Forward starting advances. With the forward starting advance, the borrower may enter into the terms of any structured advance, including the FRC Advance, ARC Advance, Expander Advance, or Float-to-Fixed Advance, with a future settlement date. Interest accrues beginning on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 9—Advances to the Bank’s 2018 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$62,458	57.61	$57,245	55.98
Adjustable or variable-rate indexed	43,737	40.34	42,984	42.04
Principal reducing credit	1,232	1.14	1,327	1.30
Convertible	987	0.91	693	0.68
Total par value	$108,414	100.00	$102,249	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2018
Institution	State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Bank of America, National Association	North Carolina	$19,759	18.23	2.46
Navy Federal Credit Union	Virginia	13,058	12.05	2.86
Capital One, National Association	Virginia	9,301	8.58	2.50
TIAA, FSB	Florida	9,181	8.47	2.46
Regions Bank	Alabama	8,502	7.84	2.58
Branch Banking and Trust Company	North Carolina	6,180	5.70	2.78
SunTrust Bank	Georgia	5,003	4.62	2.56
BankUnited, National Association	Florida	4,796	4.42	2.51
Pentagon Federal Credit Union	Virginia	2,681	2.47	2.75
Synovus Bank	Georgia	1,750	1.61	2.55
Subtotal (10 largest borrowers)		80,211	73.99	2.59
Subtotal (all other borrowers)		28,203	26.01	2.46
Total par value		$108,414	100.00	2.55
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

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to 10 years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as they are for advances. Standby letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $30.3 billion and $30.2 billion of outstanding standby letters of credit as of December 31, 2018 and 2017, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2018
Institution	State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	North Carolina	$28,909	20.84
Navy Federal Credit Union	Virginia	13,127	9.46
SunTrust Bank	Georgia	10,791	7.78
Capital One, National Association	Virginia	9,726	7.01
TIAA, FSB	Florida	9,332	6.73
Regions Bank	Alabama	8,502	6.13
Compass Bank	Alabama	8,423	6.07
Branch Banking and Trust Company	North Carolina	6,180	4.45
BankUnited, National Association	Florida	4,796	3.46
Pentagon Federal Credit Union	Virginia	4,241	3.06
Subtotal (10 largest borrowers)		104,027	74.99
Subtotal (all other borrowers)		34,695	25.01
Total advances par value and standby letters of credit		$138,722	100.00

Community Investment Services

Each FHLBank must set aside 10 percent of its income subject to assessment for the Affordable Housing Program (AHP), or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below.

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

•
the Set-aside AHP currently consists of the following distinct products: First-time Homebuyer, Community Partners, Foreclosure Recovery, Veterans Purchase, Returning Veterans Purchase, Community Rebuild and Restore, and Structured Partnership Product. The Set-aside AHP products are available on a first-come, first-served basis and provide no-cost funds through member financial institutions to be used for down payments, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

The Bank’s AHP assessments were $46 million, $39 million, and $31 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In 2018, the Bank exercised its discretion to create a voluntary program that is funded, operated, and regulated totally separate and apart from AHP. This voluntary program is referred to as the Community Heroes initiative, which is a matching-grant initiative to enable law enforcement officers, firefighters, other first responders, and public school teachers to purchase a home under locally structured partnerships. Pursuant to this initiative, the Bank will provide up to $4.5 million in grant funding through its members to eligible recipients with the potential for match funding from local governments, counties, or housing finance agencies.

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

The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. Two of the Bank’s PFIs under the traditional MPF products, Branch Banking and Trust Company and SunTrust Bank, were among the Bank’s top 10 borrowers as of December 31, 2018.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance®”, and “MPF®” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2018.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2018, the Bank’s investment securities consist of MBS issued by GSEs, U.S. government agencies, or private-label securities; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The Bank ceased purchasing private-label MBS in 2008. The investment securities portfolio generally provides the Bank with higher returns than those available in other investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. agency and GSE securities were 53.1 percent and 61.0 percent of the Bank’s total investments as of December 31, 2018 and 2017, respectively, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 32.4 percent, 44.6 percent, and 44.2 percent of total interest income for the years ended December 31, 2018, 2017, and 2016, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance included a carrying value of $684 million and $866 million, respectively, of MBS that were issued by one of the Bank’s members or an affiliate of a member as of December 31, 2018 and 2017. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2018 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2018 and 2017.

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.2 billion as of December 31, 2018 and 2017.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $114.3 billion and $106.4 billion as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the membership stock requirement was 0.09 percent (nine basis points) of the member’s total assets, subject to a cap of $15 million.

As of December 31, 2018, the activity-based stock requirement was the sum of the following:

•	4.25 percent of the member’s outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), although this percentage was set at zero as of December 31, 2018. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2018.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5, Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2018 audited financial statements.

Derivatives

Finance Agency regulations and the Bank’s Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit the trading or speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the exposure to interest-rate risk inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. These derivatives consist of interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•
preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

•	reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	mitigate the adverse earnings effects of the shortening or lengthening of certain assets (e.g., mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve overall asset/liability management objectives.

The total notional amount of the Bank’s outstanding derivatives was $59.5 billion and $58.9 billion as of December 31, 2018 and 2017, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of consolidated obligations with embedded options. When issuing bonds, the Bank generally simultaneously enters into derivatives to, in effect, convert fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond and derivatives markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of advances with embedded options. Issuing fixed-rate advances while simultaneously entering into derivatives, in effect, converts fixed-rate advances into variable-rate earning assets.

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

Regulatory Oversight, Audits, and Examinations

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Agency monthly financial information on the condition and results of operations of the Bank. The Bank is also subject to regulation by the SEC, the Financial Crimes Enforcement Network (FinCEN), and the Commodity Futures Trading Commission.

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

Available Information

The Bank’s website is located at www.fhlbatl.com. The content of the Bank’s website is not incorporated by reference into this Report or in any other report or document that the Bank files with the SEC, and any references to the Bank’s website are intended to be inactive textual references only.

Personnel

As of December 31, 2018, the Bank employed 319 full-time and three part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $46 million, $39 million, and $31 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency or other financial services regulators could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business. For example, from time to time, there have been several legislative efforts and policy proposals regarding reform of the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. If implemented, these plans may also directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. In addition, certain regulations affecting our members could impact the extent to which they can engage in business with the Bank. Due to recent changes in the U.S. government, there are additional uncertainties in the legislative and regulatory environment.

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

We operate in a highly competitive environment. Advances are the Bank’s primary product offering and represented 70.2 percent of the Bank’s total assets for the year ended December 31, 2018. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. Although the Federal Reserve raised interest rates in each of 2016, 2017 and 2018, the Bank expects this short-term advance preference to continue during 2019. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the Bank’s financial condition and results of operations. Advances due in one year or less comprised 66.7 percent of the Bank’s total advances outstanding as of December 31, 2018.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank’s largest borrowers as of December 31, 2018, were Bank of America, National Association, which accounted for $19.8 billion, or 18.2 percent, and Navy Federal Credit Union, which accounted for $13.1 billion, or 12.1 percent, of the Bank’s total advances then outstanding. In addition, as of December 31, 2018, 10 of the Bank’s member institutions (including Bank of America, National Association, and Navy Federal Credit Union) collectively accounted for $80.2 billion, or 74.0 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, including among the Bank’s members. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank’s financial condition and results of operations could be negatively affected.

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

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact net interest income.
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory operational liquidity and contingent liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. In 2018, the Finance Agency issued new liquidity requirements in a separate regulatory directive. These liquidity requirements may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income.

Market Risk

Changes in interest rates could significantly affect the Bank’s earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding loans and investments and interest paid on the Bank’s borrowings and other liabilities. Although the Bank uses a number of measures to monitor and manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from duration mismatches. The existence of gaps in interest-rate sensitivities means that either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank’s position, any such gap could adversely affect the net present value of the Bank’s interest-sensitive assets and liabilities, which could negatively affect the Bank’s financial condition and results of operations.

The Bank’s businesses and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could affect the success of the Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income for further discussion of the Bank’s yield on assets and interest-rate spread.

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

Certain changes to statutory and regulatory requirements for derivative transactions, including rules that would subject non-cleared swaps to a mandatory two-way initial margin requirement, among other things, could adversely affect the liquidity and pricing of derivative transactions entered into by the Bank, making derivative trades more costly and less attractive as risk management tools. Furthermore, many of the Bank’s derivative instruments are swapped to LIBOR based rates and indices, and there can be no assurances that ongoing efforts to transition away from LIBOR, including the market’s adoption of alternative benchmarks and new contractual terms for legacy transactions, will not adversely affect the trading market or value of derivatives.

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

The Bank invests in MBS and has at times invested in whole mortgage loans. Changes in interest rates can significantly affect the prepayment patterns of these assets, and such prepayment patterns could affect the Bank’s earnings. In the Bank’s experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

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

The Bank assumes secured and unsecured credit risk exposure associated with securities transactions, money market transactions, supplemental mortgage insurance agreements, and derivative contracts. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. The Bank’s credit risk may be exacerbated based on market movements that impact the value of the derivative or collateral positions, the failure of a counterparty to return collateral owed by the counterparty to the Bank, or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any failure to properly perfect the Bank’s security interest in collateral or any disruption in the servicing of collateral in the event of a default could create credit losses for the Bank.

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS. As of December 31, 2018, 5.81 percent of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have continued to improve since the 2008 financial crisis; however, given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank’s financial condition and results of operation.

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

As of December 31, 2018, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All ratings are with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States.

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

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of those systems and technology. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cyberattacks (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events) or other breaches of technology security, that may derive from human error or malfeasance on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives, or accidental technological failure. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, result in fraudulent wire transfers, or otherwise interrupt the Bank’s ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities, and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption, or cyberattack.

Like many financial institutions, the Bank has seen an increase in cyberattack attempts. For the Bank, these attempts have predominantly occurred through phishing and social engineering scams, and in particular, ransomware. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank devotes substantial resources and deploys preventative measures to secure the Bank’s systems, including firewalls, email security, and anti-virus solutions. These measures, or the Bank’s system redundancies and other continuity measures, may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure or interruption in our business continuity, disaster recovery or certain information systems, or a cybersecurity event, could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. While the Bank maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance may be insufficient to cover all losses or types of claims that may arise. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense, to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

Additionally, the Bank relies on the Office of Finance to facilitate the issuance and servicing of its consolidated obligations. A failure or interruption of the Office of Finance's operating systems as a result of breaches of technology security or cyberattacks could disrupt the Bank’s access to funds, and could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs or other harm.

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

On July 27, 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline, has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. During the third quarter of 2018, certain market participants began moving towards the utilization of SOFR as a possible LIBOR replacement through the issuance of debt securities indexed to SOFR and in November 2018, the FHLBank System offered its first SOFR linked consolidated obligation. As noted throughout this report, many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank is evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and alternative reference rates such as SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants including the Bank as an alternative index is utilized along with LIBOR. There can be no guarantee that alternatives may or may not be developed with additional complications. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of a possible transition to SOFR or an alternate replacement will have on the Bank’s business, financial condition, or results of operations.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact the Bank’s business and financial results.

The Bank relies on key personnel for many of its functions and has a relatively small workforce, given the size and complexity of its business. The Bank’s ability to retain such personnel is important for it to conduct its operations and measure and maintain risk and financial controls. Additionally, the Bank must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain the Bank’s current business, including succession planning, and to execute its strategic initiatives. If the Bank is unable to recruit, retain and motivate such employees, its business and financial performance may be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 219,260 square feet of this space and leases the remaining space to tenants. The Bank leases an off-site backup facilities comprising approximately 9,402 square feet for the Bank’s disaster recovery center. The Bank also leases 2,993 square feet of office space located in Washington, D.C., which is shared with two other FHLBanks. The Bank’s management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2019, the Bank had 851 member and non-member shareholders and 49 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2018, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $39.2 billion, $40.7 billion, and $25.1 billion in standby letters of credit in 2018, 2017, and 2016, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Bank and should be read in conjunction with the Bank’s 2018 audited financial statements and related notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2014 to 2018, have been derived from annual financial statements, including the statements of condition as of December 31, 2018 and 2017 and the related statements of income for the years ended December 31, 2018, 2017, and 2016 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or annual periods (dollars in millions):

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of Condition (as of year end)
Total assets (1)	$154,476	$146,566	$138,671	$142,246	$138,344
Advances	108,462	102,440	99,077	104,168	99,644
Mortgage loans held for portfolio	361	436	524	586	749
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(2)	(3)
Investments (2)	44,309	40,378	36,510	35,175	36,502
Interest-bearing deposits	1,176	1,177	1,118	1,084	1,110
Consolidated obligations, net:
Discount notes (1) (3)	66,025	50,139	41,292	69,434	37,162
Bonds (1) (3)	79,114	87,523	88,647	63,953	92,088
Total consolidated obligations, net (1) (3)	145,139	137,662	129,939	133,387	129,250
Mandatorily redeemable capital stock	1	1	1	14	19
Affordable Housing Program payable	85	77	69	63	65
Capital stock - putable	5,486	5,154	4,955	5,101	5,150
Retained earnings	2,110	2,003	1,892	1,840	1,746
Accumulated other comprehensive income	51	110	104	75	95
Total capital	7,647	7,267	6,951	7,016	6,991
Statements of Income (for the year ended)
Net interest income	561	157	334	243	323
Reversal of provision for credit losses	—	—	(1)	(1)	(5)
Net impairment losses recognized in earnings	(3)	(2)	(3)	(5)	(3)
Net losses on trading securities	(1)	(5)	(30)	(61)	(60)
Net gains on derivatives and hedging activities	29	341	119	261	120
Standby letters of credit fees	25	26	28	28	26
Other income (4)	1	7	(3)	2	22
Noninterest expense	150	136	137	135	132
Income before assessment	462	388	309	334	301
Affordable Housing Program assessment	46	39	31	33	30
Net income	416	349	278	301	271
Performance Ratios (%)
Return on equity (5)	5.54	4.97	4.08	4.63	4.11
Return on assets (6)	0.27	0.25	0.20	0.23	0.21
Net interest margin (7)	0.37	0.11	0.24	0.19	0.25
Regulatory capital ratio (as of year end) (8)	4.92	4.88	4.94	4.89	5.00
Equity to assets ratio (9)	4.93	4.97	4.88	4.91	5.09
Dividend payout ratio (10)	74.12	68.40	81.08	68.48	67.30

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
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2018	$886,081
December 31, 2017	896,441
December 31, 2016	859,361
December 31, 2015	771,948
December 31, 2014	718,218

(4) Other income includes service fees and other items. For the year ended December 31, 2016, amount includes a $6 million loss on litigation settlements, net. For the year ended December 31, 2014, amount includes a $15 million gain on extinguishment of debt and a $4 million gain on litigation settlements, net.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2018 and 2017, and results of operations for the years ended December 31, 2018, 2017, and 2016. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2018 included in Item 8 of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition
As of December 31, 2018, total assets were $154.5 billion, an increase of $7.9 billion, or 5.40 percent, from December 31, 2017. This increase was primarily due to a $6.0 billion, or 5.88 percent, increase in advances, and a $3.9 billion, or 9.74 percent, increase in total investments.
As of December 31, 2018, total liabilities were $146.8 billion, an increase of $7.5 billion, or 5.41 percent, from December 31, 2017. This increase was primarily due to a $7.5 billion, or 5.43 percent, increase in consolidated obligations as a result of the increased funding and liquidity needs during the year.
As of December 31, 2018, total capital was $7.6 billion, an increase of $380 million, or 5.23 percent, from December 31, 2017. This increase was primarily due to an increase in the Bank’s retained earnings and subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during the year.

Results of Operations
The Bank recorded net income of $416 million for 2018, an increase of $67 million, or 19.5 percent, from net income of $349 million for 2017. This increase in net income was primarily due to increased interest rates during the year.
Net interest income was $561 million for 2018, an increase of $404 million, from net interest income of $157 million for 2017. This increase in net interest income was primarily due to prepayments of previously restructured and redesignated advances during 2017. These prepayments resulted in $307 million of accelerated amortization during 2017, which reduced net interest income for the year. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The remaining changes in net interest income were primarily due to an increase in interest rates during the year.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.54 percent for 2018, compared to 4.97 percent for 2017. This increase in ROE was primarily due to the increase in net income during the year. ROE spread to average three-month LIBOR was 323 basis points for 2018, compared to 371 basis points for 2017. This decrease in the ROE spread to three-month average LIBOR was primarily due to the increase in three-month average LIBOR.
The Bank’s interest-rate spread was 28 basis points for 2018, compared to seven basis points for 2017. This increase in the Bank’s interest-rate spread was primarily due to the increased prepayments of previously restructured and redesignated advances discussed above, which decreased net interest income during 2017.

Business Outlook
The Bank’s business model continues to be focused on enhancing the total value of the cooperative for its members by serving as their trusted advisor. The Bank focuses these efforts on offering readily available, competitively priced advances, a potential return on investment, support for community investment activities, and other credit and noncredit products and services. As part of the Bank’s cooperative structure, the Bank has chosen to operate with narrow margins, passing on its low funding costs to members, which causes the Bank’s profitability to be sensitive to changes in market conditions.
The state of the economy is a significant component in determining the Bank’s overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank’s portfolio. While the U.S. economy has continued to experience strong growth in 2018, factors such as interest rates, liquidity levels at member institutions, fiscal and monetary policies, performance of global economies, and regulatory changes could have a significant effect - either positive or negative - on the Bank’s financial performance.
Interest rates are also a significant factor on the Bank’s business outlook. While the Federal Reserve raised interest rates during 2017 and 2018, there is uncertainty as to whether rates in 2019 will move up, down, or remain stable. This uncertainty can impact the Bank’s interest rate risk management, profitability, and ROE. It can also impact member advance demand, as rate uncertainty can impact deposit levels at members.
Merger activity involving the Bank’s members can impact the Bank’s business outlook. As the financial industry continues to experience consolidation, as evidenced by the recent announcement of a merger involving two of the Bank’s larger borrowers, our membership base may increase or decrease, and our advance balance and other business could increase or decrease significantly depending upon the size of the financial institutions involved in the merger. While the Bank’s balance sheet is designed to expand and contract based upon advance demand, the Bank’s business could be affected by this merger activity, including as a result of a single event, such as the loss of a member’s business due to acquisition by a non-member.
Management continues to be focused and engaged on developing and implementing an effective transition away from LIBOR. Many of the Bank’s assets and liabilities are indexed to LIBOR, and many of the Bank’s derivative instruments are swapped to LIBOR-based rates and indices. In addition to transitioning these items to an alternative rate, the transition will also require changes to the Bank’s information, operational, and modeling systems. All of these actions involve risks and considerable time and resources. The risks involved with the transition, and the uncertainty given that the market has not yet identified one standard alternative benchmark, can impact the Bank’s business outlook.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$108,462	70.21	$102,440	69.89	$6,022	5.88
Investment securities	24,799	16.05	26,322	17.96	(1,523)	(5.78)
Other investments	19,510	12.63	14,056	9.59	5,454	38.80
Mortgage loans, net	360	0.23	435	0.30	(75)	(17.36)
Loan to another FHLBank	500	0.33	200	0.14	300	150.00
Other assets	845	0.55	3,113	2.12	(2,268)	(72.85)
Total assets	$154,476	100.00	$146,566	100.00	$7,910	5.40
Consolidated obligations, net:
Discount notes	$66,025	44.97	$50,139	35.99	$15,886	31.69
Bonds	79,114	53.88	87,523	62.83	(8,409)	(9.61)
Deposits	1,176	0.80	1,177	0.85	(1)	(0.10)
Other liabilities	514	0.35	460	0.33	54	11.56
Total liabilities	$146,829	100.00	$139,299	100.00	$7,530	5.41
Capital stock	$5,486	71.74	$5,154	70.93	$332	6.43
Retained earnings	2,110	27.59	2,003	27.56	107	5.38
Accumulated other comprehensive income	51	0.67	110	1.51	(59)	(53.73)
Total capital	$7,647	100.00	$7,267	100.00	$380	5.23

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2018		2017
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$33	2.50	$—	—
Due in one year or less	72,300	2.50	60,794	1.51
Due after one year through two years	13,298	2.52	10,780	1.70
Due after two years through three years	5,403	2.65	14,210	1.68
Due after three years through four years	4,678	2.56	4,162	2.22
Due after four years through five years	3,997	2.81	3,729	2.19
Due after five years	8,705	3.30	8,574	2.92
Total par value	108,414	2.59	102,249	1.72
Discount on AHP advances	(4)		(4)
Discount on EDGE (1) advances	(2)		(3)
Hedging adjustments	54		198
Total	$108,462		$102,440
____________
(1) Economic Development and Growth Enhancement Program

Advances outstanding as of December 31, 2018 increased by 5.88 percent, compared to December 31, 2017. As a result of shareholder demand, the majority of new advances in 2018 were short-term advances. As of December 31, 2018 and 2017, 59.6 percent and 57.9 percent, respectively, of the Bank’s advances were fixed-rate. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of December 31, 2018 and 2017, 45.3 percent and 42.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.47 percent and 0.27 percent, respectively, of the Bank’s variable-rate advances were swapped. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 74.0 percent of the Bank’s total advances outstanding as of December 31, 2018. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2018 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank’s advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).

Investments
The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$1	$1	$—	(22.56)
Government-sponsored enterprises debt obligations	2,727	5,406	(2,679)	(49.55)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	118	157	(39)	(24.53)
Government-sponsored enterprises residential	9,304	9,357	(53)	(0.58)
Government-sponsored enterprises commercial	11,368	9,729	1,639	16.84
Private-label residential	1,281	1,672	(391)	(23.34)
Total mortgage-backed securities	22,071	20,915	1,156	5.53
Total investment securities	24,799	26,322	(1,523)	(5.78)
Other investments:
Interest-bearing deposits (1)	6,782	2,176	4,606	211.70
Securities purchased under agreements to resell	3,750	2,500	1,250	50.00
Federal funds sold	8,978	9,380	(402)	(4.29)
Total other investments	19,510	14,056	5,454	38.80
Total investments	$44,309	$40,378	$3,931	9.74
____________

(1)
Interest-bearing deposits include a $409 million and $401 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers, as of December 31, 2018 and 2017, respectively, and a $46 million business money market account with United Bank one of the Bank’s 10 largest borrowers as of December 31, 2017.

The increase in total investments was primarily due to an increase in total other investments from December 31, 2017 to December 31, 2018 as the Bank positioned itself to meet new Finance Agency liquidity requirements. Additionally, the amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2018 and 2017, as these investments amounted to 290 percent of regulatory capital.
Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2018 audited financial statements for information on securities with unrealized losses as of December 31, 2018 and 2017.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s 2018 audited financial statements.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2018 to December 31, 2017 was primarily due to the maturity and prepayments of these assets during the year.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2018 and 2017. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2018	2017
	Percent of Total	Percent of Total
Florida	22.76	23.14
South Carolina	20.40	20.80
Georgia	10.12	10.22
Virginia	11.23	10.70
North Carolina	8.19	8.62
All other	27.30	26.52
Total	100.00	100.00

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2017 to December 31, 2018 was a result of increased advance demand and other funding and liquidity needs during the year. Consolidated obligation issuances financed 94.0 percent of the $154.5 billion in total assets as of December 31, 2018, remaining relatively stable compared to the financing ratio of 93.9 percent as of December 31, 2017.
Consolidated obligations outstanding were primarily variable rate as of December 31, 2018 and 2017. The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2018 and 2017, 80.7 percent and 80.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2018 and 2017. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2018 and 4.78 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2017.
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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2018 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 13, 2018, the Bank received notification from the Director that, based on September 30, 2018 data, the Bank meets the definition of “adequately capitalized.”

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

Finance Agency regulations require the Bank to perform annual stress tests under various scenarios and publicly disclose a summary of the stress test results for the severely adverse scenario. The Bank filed the results of its stress test with the Finance Agency on August 30, 2018, and publicly disclosed a summary of the adverse scenario results on November 15, 2018.

Under the Bank’s financial management policy, the Bank targets to maintain (1) a capital-to-assets ratio of 4.50 percent to 5.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank’s dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank’s ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank’s actual financial performance, its ability to maintain adequate retained earnings, other factors described in Item 1A, Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2018, 2017, and 2016, is contained in Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2018 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2018, 2017, and 2016.

Net Income
The following table presents the Bank’s significant income items for the years ended December 31, 2018, 2017, and 2016, and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	Percent	Amount	Percent
Net interest income	$561	$157	$334	$404	257.96	$(177)	(53.12)
Reversal of provision for credit losses	—	—	(1)	—	73.29	1	40.48
Noninterest income	51	367	111	(316)	(86.04)	256	228.54
Noninterest expense	150	136	137	14	10.02	(1)	(0.86)
Affordable Housing Program assessment	46	39	31	7	19.46	8	25.11
Net income	$416	$349	$278	$67	19.46	$71	25.26

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $91 million, $536 million, and $442 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The increase in net interest income during 2018, compared to 2017, was primarily due to increased prepayments of previously restructured and redesignated advances during 2017. These prepayments resulted in $307 million of accelerated amortization during 2017. This accelerated amortization reduced net interest income and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The 2017 prepayments of previously restructured and redesignated advances primarily relate to a single member institution. The remaining change in net interest income was primarily due to an increase in interest rates, which impacted interest-earning assets more than the offsetting increase in consolidated obligation expense.

The decrease in net interest income during 2017, compared to 2016, was primarily due to the increased prepayments of restructured and redesignated advances during 2017, as discussed above. These prepayments resulted in $307 million of accelerated amortization during 2017, compared to $16 million of accelerated amortization during 2016. This accelerated amortization reduced net interest income during the years. The remaining change in net interest income was due to an increase in interest rates, which impacted interest-earning assets more than the offsetting increase in consolidated obligation expense.

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Interest income:
Advances	$2,227	$817	$586
Investments	1,075	677	489
Mortgage loans	21	25	31
Total interest income	3,323	1,519	1,106

Interest expense:
Consolidated obligations	2,743	1,351	768
Interest-bearing deposits	19	11	4
Total interest expense	2,762	1,362	772
Net interest income	$561	$157	$334

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2018, 2017, and 2016 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 28 basis points, seven basis points, and 21 basis points for 2018, 2017, and 2016, respectively. The decrease in interest-rate spread during 2017, compared to 2016 and 2018, was primarily due to the increased prepayments of previously restructured and redesignated advances during 2017 as previously discussed, which decreased net interest income during 2017.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,856	$101	2.08	$1,751	$29	1.68	$2,718	$17	0.64
Securities purchased under agreements to resell	2,410	46	1.92	1,023	10	1.01	992	4	0.38
Federal funds sold	11,818	223	1.89	12,016	128	1.06	8,501	36	0.42
Investment securities (2)	26,067	705	2.71	25,671	510	1.99	26,696	432	1.62
Advances	105,674	2,227	2.11	97,988	817	0.83	98,396	586	0.60
Mortgage loans (3)	396	21	5.28	486	25	5.20	520	31	5.96
Loans to other FHLBanks	3	—	1.59	5	—	0.76	4	—	0.40
Total interest-earning assets	151,224	3,323	2.20	138,940	1,519	1.09	137,827	1,106	0.80
Allowance for credit losses on mortgage loans	(1)			(1)			(2)
Other assets	1,131			1,999			1,881
Total assets	$152,354			$140,938			$139,706
Liabilities and Capital
Interest-bearing deposits (4)	$1,067	19	1.74	$1,173	11	0.92	$1,190	4	0.31
Consolidated obligations, net:
Discount notes	60,847	1,139	1.87	48,676	436	0.90	58,744	249	0.42
Bonds	82,175	1,604	1.95	83,198	915	1.10	70,877	519	0.73
Other borrowings	4	—	4.29	4	—	3.54	9	—	4.80
Total interest-bearing liabilities	144,093	2,762	1.92	133,051	1,362	1.02	130,820	772	0.59
Other liabilities	746			882			2,067
Total capital	7,515			7,005			6,819
Total liabilities and capital	$152,354			$140,938			$139,706
Net interest income and net yield on interest-earning assets		$561	0.37		$157	0.11		$334	0.24
Interest-rate spread			0.28			0.07			0.21
Average interest-earning assets to interest-bearing liabilities			104.95			104.43			105.36
___________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income between 2018 and 2017 and between 2017 and 2016, were primarily rate related.

	2018 vs. 2017			2017 vs. 2016
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$63	$9	$72	$(8)	$20	$12
Securities purchased under agreements to resell	22	14	36	—	6	6
Federal funds sold	(2)	97	95	20	72	92
Investment securities	8	187	195	(17)	95	78
Advances	69	1,341	1,410	(2)	233	231
Mortgage loans	(5)	1	(4)	(2)	(4)	(6)
Total	155	1,649	1,804	(9)	422	413
Increase (decrease) in interest expense:
Interest-bearing deposits	(1)	9	8	—	7	7
Consolidated obligations, net:
Discount notes	131	572	703	(49)	236	187
Bonds	(11)	700	689	102	294	396
Total	119	1,281	1,400	53	537	590
Increase (decrease) in net interest income	$36	$368	$404	$(62)	$(115)	$(177)
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

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(3)	$(2)	$(3)	$(1)	(61.92)	$1	15.12
Net losses on trading securities	(1)	(5)	(30)	4	80.45	25	81.95
Net gains on derivatives and hedging activities	29	341	119	(312)	(91.55)	222	185.87
Standby letters of credit fees	25	26	28	(1)	(4.35)	(2)	(3.23)
Loss on litigation settlements, net	—	—	(6)	—	—	6	100.00
Other	1	7	3	(6)	(77.47)	4	96.15
Total noninterest income	$51	$367	$111	$(316)	(86.04)	$256	228.54

The decrease in total noninterest income during 2018, compared to 2017, was primarily due to increased prepayments of restructured and redesignated advances during 2017, which resulted in $307 million of accelerated amortization during 2017. This accelerated amortization reduced net interest income during 2017 and was offset by a corresponding increase in net gains on derivatives and hedging activities. The remaining changes in derivatives and hedging activities were primarily related to changes in interest rates.

The increase in total noninterest income during 2017, compared to 2016, was primarily due to the increased prepayments of restructured and redesignated advances during 2017, as discussed above. These prepayments resulted in $307 million of accelerated amortization during 2017, compared to $16 million of accelerated amortization during 2016. The remaining changes in derivatives and hedging activities were primarily related to changes in interest rates. Additionally, the decreased losses on trading securities were primarily due to a smaller trading securities portfolio in 2017, compared to 2016.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2018
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other(4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(28)	$—	$(1)	$—	$—	$—	$(29)
Net interest settlements included in net interest income (2)	(20)	—	(40)	(2)	—	—	(62)
Total effect on net interest income	$(48)	$—	$(41)	$(2)	$—	$—	$(91)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$32	$—	$1	$(1)	$—	$—	$32
Losses (gains) on derivatives not receiving hedge accounting including net interest settlements	(1)	1	—	—	1	—	1
Price alignment on derivatives	—	—	—	—	—	(4)	(4)
Total net gains (losses) on derivatives and hedging activities	31	1	1	(1)	1	(4)	29
Net losses on trading securities (3)	—	(1)	—	—	—	—	(1)
Total effect on noninterest income	$31	$—	$1	$(1)	$1	$(4)	$28
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

Noninterest Expense and AHP Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Noninterest expense:
Compensation and benefits	$93	$78	$75	$15	$3
Cost of quarters	5	5	5	—	—
Other operating expenses	33	31	32	2	(1)
Total operating expenses	131	114	112	17	2
Finance Agency and Office of Finance	15	15	15	—	—
Other	4	7	10	(3)	(3)
Total noninterest expense	150	136	137	14	(1)
Affordable Housing Program assessment	46	39	31	7	8
Total noninterest expense and AHP assessment	$196	$175	$168	$21	$7

The increase in total noninterest expense during 2018, compared to 2017, was primarily due to an increase in compensation and benefits expense primarily due to the Bank making an additional voluntary $13 million retirement plan contribution during 2018. Total noninterest expense remained relatively stable during 2017 and 2016. For 2016, “Other” includes $2 million of voluntary contributions to AHP in excess of regulatory requirements.

The changes in assessments each period was due to a change in income before assessments. If income before assessments increases (decreases), then assessments increases (decreases).

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2018. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
On August 23, 2018, the Finance Agency issued a final Advisory Bulletin on FHLBank liquidity that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. Portions of the Liquidity Guidance Advisory Bulletin were implemented on December 31, 2018, with further implementation to take place on March 31, 2019, and full implementation on December 31, 2019. Refer to “Legislative and Regulatory Developments” for a description of the Liquidity Guidance Advisory Bulletin and anticipated impact to the Bank.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2018.
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

The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout 2018. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during 2018. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities and the FHLBanks work collectively to manage the system-wide liquidity and funding needs.  Management and the FHLBanks jointly monitor the combined refinancing risk primarily by tracking the maturities of financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices.  In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s 2018 audited financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance. Under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

Off-balance Sheet Commitments
The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•	the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2018, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2018 and 2017. As of December 31, 2018, the FHLBanks had $1.0 trillion in aggregate par value of consolidated obligations issued and outstanding, $145.5 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2018.
Refer to Note 19—Commitments and Contingencies to the Bank’s 2018 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

The following table presents the payment due dates or expiration terms of the Bank’s long-term contractual obligations and commitments as of December 31, 2018 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations bonds	$55,386	$16,679	$5,313	$1,888	$79,266
Commitments to fund additional advances	48	—	—	—	48
Pension and post-retirement contributions	20	14	23	21	78
Operating leases	1	1	—	—	2
Mandatorily redeemable capital stock	—	—	1	—	1
Total	$55,455	$16,694	$5,337	$1,909	$79,395

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

Refer to Note 18—Estimated Fair Values to the Bank’s 2018 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

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

Advances and Standby Letters of Credit

Finance Agency regulations require the Bank to obtain eligible collateral from borrowers to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance or standby letter of credit. Based on the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances or standby letters of credit as of December 31, 2018 and 2017. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank’s credit risk policies and practice.

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

Term Federal Funds Sold
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backing, so that full and timely payment of principal and interest on such security is expected, and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. If the Bank’s investment in federal funds sold is not paid when due, it is evaluated for purposes of an allowance for credit losses. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2018 and 2017. The Bank determined that no allowance for credit losses was needed for federal funds sold as of December 31, 2018 and 2017.

Term Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2018 and 2017.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank’s 2018 audited financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management’s estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2018 and 2017. The Bank uses derivatives in its risk management program for the following purposes:

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2018 audited financial statements for a discussion of recently issued and adopted accounting guidance.

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

Final Rule on FHLBank Capital Requirements. On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (“Finance Board”) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the FHLBanks establish and use their own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018 (see “Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance” below).

The Bank does not expect this rule to materially affect its financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC issued a final rule, effective March 6 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (“depositories”), certain reciprocal deposits -

deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits - from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

The Bank continues to evaluate the potential impact of the final rule, but currently does not expect the rule to materially affect its financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Final Rule on Golden Parachute and Indemnification Payments. On December 20, 2018, the Finance Agency published a final rule, effective January 22, 2019, on golden parachute and indemnification payments (“Golden Parachute Rule”) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amendments:

•
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

•	revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.

The Bank does not expect this rule to materially impact its financial condition or results of operations.

Final Rule Amending AHP Regulations. On November 28, 2018, the Finance Agency published a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP.  The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows the Bank to create multiple pools of competitive funds in order to target specific affordable housing needs in the Bank’s district. The final rule amendments also:

•	revise the scoring criteria to create different and new scoring priorities;

•	authorize the Banks to establish separate competitive funds that target specific affordable housing needs in their districts;

•	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	clarify the requirements for remediating AHP noncompliance;

•	prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

•	further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. The Bank does not expect this rule to materially affect its financial condition or results of operations.

Finance Agency Proposed Rule on Housing Goals. On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing Federal Home Loan Bank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	eliminate the $2.5 billion acquired member assets mortgage purchase volume threshold that triggers the application of housing goals;

•
establish the target level for the new prospective acquired member assets mortgage purchase housing goal at 20 percent of total acquired member assets mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

•
establish a goal that 50 percent of acquired member assets program users meet the definition of “small members” whose assets do not exceed the “community financial institution” asset cap, which under Finance Agency regulations is currently $1.199 billion; and

•	allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

The Bank submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. The Bank continues to evaluate the proposed rule but does not expect this rule, if adopted as proposed, to materially affect its financial condition or results of operation.

Final Rule on Indemnification Payments. On October 4, 2018, the Finance Agency published a final rule, effective November 5, 2018 establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

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

The rule also outlines the process the board of directors must undergo prior to making a permitted payment related to expenses of defending an action. The rule became effective November 5, 2018. The Bank does not expect the rule to materially affect its financial condition or results of operations.

Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance. On August 23, 2018, the Finance Agency issued an Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

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

With respect to base case liquidity, the Finance Agency revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding standby letters of credit commitments.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to the FHLBank’s core mission achievement calculation. Portions of the Liquidity Guidance AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019. While the Banks is still analyzing the impact of the Liquidity Guidance AB, it may require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets. Further, the Bank’s cost of funding may increase if it is required to achieve the appropriate funding gap with longer-term funding. The Bank does not expect these changes to have a material effect on the Bank’s financial condition or results of operations or the Bank’s dividend rate.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System. On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and, if applicable, (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply. The Bank does not expect the rule to materially affect its financial condition or results of operations.

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
The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances strategic and tactical decisions. Additionally, the Bank aspires to (1) sustain a corporate culture of transparency, integrity, and adherence to legal and ethical obligations; and (2) achieve and exceed best practices in governance, ethics, and compliance.
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

•
Operational Risk - (1) manage the key risks associated with operational availability of critical systems and services, the integrity and security of the Bank’s information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards; (2) deliver an employee value proposition that allows the Bank to build, retain, engage, and develop staff to meet the evolving needs of the Bank’s key stakeholders and effectively manage enterprise-wide risks; and (3) manage the key risks associated with cyber security threats.

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

The Bank measures its potential market risk exposure in a number of ways. These include asset, liability, and equity duration analyses; and earnings forecast scenario analyses that reflect repricing gaps. The Bank establishes tolerance limits for these financial metrics and uses internal models to measure each of these risk exposures at least monthly.

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions and attempts to do so in the most cost-efficient manner. The Bank does not engage in speculative trading of these instruments. The Bank’s derivative positions may include interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in the following two ways:

•
As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, and investments by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets and liabilities. The Bank’s management reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

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

			As of December 31,
			2018	2017
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$3,716	$4,722
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	25,590	20,182
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	206	118
		Total	29,512	25,022
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	6,791	10,067
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	14,124	7,585
		Total	20,915	17,652
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	—	2,383
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	8,000	13,000
		Total	8,100	13,105
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	852	715
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	—
		Total	935	715
Total notional amount			$59,518	$58,933

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

Bank policy requires the Bank to maintain its effective duration of equity within a range of plus five years to minus five years, assuming current interest rates, and within a range of plus seven years to minus seven years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2018			2017
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.25	0.20	0.14	0.27	0.19	0.16
Liabilities	0.21	0.25	0.25	0.15	0.17	0.17
Equity	0.99	(0.80)	(1.95)	2.54	0.51	0.07
Effective duration gap	0.04	(0.05)	(0.11)	0.12	0.02	(0.01)
____________
(1) The “down 200 basis points” scenarios as of December 31, 2017 are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 18—Estimated Fair Values to the Bank’s 2018 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2018			2017
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$153,290	$153,977	$154,492	$145,420	$146,087	$147,041
Liabilities	145,710	146,378	147,120	138,283	138,732	139,131
Equity	7,580	7,599	7,372	7,137	7,355	7,910
____________
(1) The “down 200 basis points” scenarios as of December 31, 2017 are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, CDFIs, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $541 million as of December 31, 2018. Management and the board also monitor the Bank’s concentration in secured credit and letters of credit exposure to individual borrowers.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2018		2017
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	97	$2,176	16	$2,380
2	50	18,472	51	20,549
3	75	22,207	84	53,972
4	104	60,897	79	6,366
5	57	3,083	104	13,557
6	13	361	60	3,021
7	9	140	28	740
8	3	262	10	321
9	6	190	9	139
10	5	85	12	180

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $25.2 billion and $1.83 billion, respectively, as of December 31, 2018.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2018 and December 31, 2017. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2018	$108,414	$338,362	64.96	8.85	26.19
As of December 31, 2017	102,249	330,093	67.96	5.43	26.61
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2018 and 2017.

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

•
whole mortgages or other whole loans, other than the following: (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies that are of investment quality; (4) MBS or asset-

backed securities that are backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans that are authorized under section 12(b) of the FHLBank Act;

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

	As of December 31, 2018
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,965	$—	$—	$1,965
Austria	400	—	—	400
Canada	1,935	—	—	1,935
Finland	500	—	—	500
France	—	—	3	3
Germany	1,640	—	—	1,640
Netherlands	588	—	—	588
Norway	375	—	—	375
Switzerland	—	—	3	3
United States of America	1,575	6,782	2	8,359
Total	$8,978	$6,782	$8	$15,768
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $11.5 billion as of December 31, 2017 to $15.7 billion as of December 31, 2018. The following two counterparties each represented greater than 10 percent and collectively represented 25.3 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Australia & New Zealand Banking Group and State Street Bank. As of December 31, 2018, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
The Bank’s RMP permits the Bank to invest in U.S. agency (i.e., Fannie Mae, Freddie Mac and Ginnie Mae) obligations including the following: (1) CMOs and REMICS that are backed by such securities; and (2) other MBS, CMOs, and REMICS that are of sufficient investment quality, which typically have the highest credit ratings issued by S&P or Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The following tables present information on the credit ratings of the Bank’s investments held as of December 31, 2018 and 2017 (in millions), based on their credit ratings as of December 31, 2018 and 2017, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2018
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	2,727	—	—	—	—	—	—	—	—	2,727
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	118	—	—	—	—	—	—	—	—	118
Government-sponsored enterprises residential	—	9,304	—	—	—	—	—	—	—	—	9,304
Government-sponsored enterprises commercial	522	10,846	—	—	—	—	—	—	—	—	11,368
Private-label	—	77	92	112	119	50	246	44	68	473	1,281
Total mortgage-backed securities	522	20,345	92	112	119	50	246	44	68	473	22,071
Total investment securities	522	23,073	92	112	119	50	246	44	68	473	24,799
Other investments:
Interest-bearing deposits	—	2,032	4,703	47	—	—	—	—	—	—	6,782
Securities purchased under agreements to resell	—	750	2,000	1,000	—	—	—	—	—	—	3,750
Federal funds sold	—	2,865	4,668	1,445	—	—	—	—	—	—	8,978
Total other investments	—	5,647	11,371	2,492	—	—	—	—	—	—	19,510
Total investments	$522	$28,720	$11,463	$2,604	$119	$50	$246	$44	$68	$473	$44,309
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $42 million as of December 31, 2018.

	As of December 31, 2017
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	5,406	—	—	—	—	—	—	—	—	—	5,406
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	157	—	—	—	—	—	—	—	—	—	157
Government-sponsored enterprises residential	—	9,357	—	—	—	—	—	—	—	—	—	9,357
Government-sponsored enterprises commercial	577	9,152	—	—	—	—	—	—	—	—	—	9,729
Private-label residential	—	1	15	206	261	131	659	56	9	246	88	1,672
Total mortgage-backed securities	577	18,667	15	206	261	131	659	56	9	246	88	20,915
Total investment securities	577	24,074	15	206	261	131	659	56	9	246	88	26,322
Other investments:
Interest-bearing deposits	—	1,729	401	46	—	—	—	—	—	—	—	2,176
Securities purchased under agreements to resell	—	1,500	1,000	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	2,670	5,050	1,660	—	—	—	—	—	—	—	9,380
Total other investments	—	5,899	6,451	1,706	—	—	—	—	—	—	—	14,056
Total investments	$577	$29,973	$6,466	$1,912	$261	$131	$659	$56	$9	$246	$88	$40,378
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $36 million as of December 31, 2017.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2018 and 2017.
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2018 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of December 31, 2018 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$77	$—	$77
A	92	—	92
BBB	107	6	113
BB	110	9	119
B	24	26	50
CCC	153	130	283
CC	29	23	52
D	72	—	72
Unrated	526	1	527
Total unpaid principal balance	$1,190	$195	$1,385
Amortized cost	$1,052	$157	$1,209
Gross unrealized losses	$(2)	$(1)	$(3)
Fair value	$1,117	$166	$1,283
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(3)	—	(3)
Net impairment losses recognized in earnings	$(3)	$—	$(3)

Weighted average percentage of fair value to unpaid principal balance	93.90%	85.46%	92.71%
Original weighted average credit support	9.51%	24.83%	11.67%
Weighted average credit support	5.90%	9.51%	6.40%
Weighted average collateral delinquency	10.93%	15.37%	11.56%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2018.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	16.02	7.63	24.50	8.93
Alt-A	14.10	18.74	35.23	3.89
Total	15.05	13.24	29.91	6.39
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during 2018, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s 2018 audited financial statements.
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s 2018 audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a path with annual rates of housing price growth that were 33.0 percent lower than the base case. The results of the adverse case housing price scenario were immaterial additional other-than-temporary impairment losses.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally is required to post or collect collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2018.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $1 million of collateral at fair value to its uncleared derivative counterparties as of December 31, 2018.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH.Clearnet Limited. Variation margin is characterized as daily settlement payments and is netted directly against the derivative’s gross recognized amount. Initial margin is considered cash collateral. Because of the limited number of Clearinghouses and clearing agents, a risk of concentration is introduced. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2018.

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

	As of December 31, 2018
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$698	$—	$—	$—
Single-A	5,425	6	(6)	—
Triple-B	4,471	2	(2)	—
Cleared derivatives	969	—	3	3
Liability positions with credit exposure:
Double-A	615	(1)	1	—
Single-A	4,816	(28)	29	1
Triple-B	4,608	(41)	41	—
Cleared derivatives	32,523	(33)	343	310
Total derivative positions with non-member counterparties to which the Bank had credit exposure	54,125	(95)	409	314
Member institutions (1)	3	—	—	—
Total	$54,128	$(95)	$409	$314
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

Homeowner Equity. The homeowner’s equity in the real property securing the MPF loan.

Private Mortgage Insurance (PMI). PMI is required for any MPF loan with a loan-to-value (LTV) ratio greater than 80 percent at the time of origination.

First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the Bank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement obligation. If the Bank experiences losses in a master commitment, these losses will be: (1) absorbed by the Bank's FLA; and (2) recovered through the withholding of future performance-based credit enhancement fees from the PFI, if applicable.

Credit Enhancement Obligation. PFIs have a credit enhancement obligation to absorb losses in excess of the FLA in order to limit the Bank’s loss exposure to approximately that of an investor in an investment grade MBS. PFIs must either fully collateralize their credit enhancement obligation with assets considered acceptable by the Bank’s credit and collateral policy or purchase supplemental mortgage insurance (SMI) from mortgage insurers, as applicable. The credit enhancement obligation may be periodically reset lower for each master commitment after a required period of seasoning.

The Bank. The Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $251 million and $312 million as of December 31, 2018 and 2017, respectively. The allowance for credit losses on MPF loans was $1 million as of December 31, 2018 and 2017.

MPP

Mortgage loans purchased under the MPP must comply with the underwriting and eligibility standards set forth in applicable MPP guidelines. The Bank manages MPP credit risk by sharing potential losses with the PFI. The general allocation of losses under the MPP is divided into the following loss layers:

Homeowner Equity. The homeowner’s equity in the real property securing the MPP loan.

Private Mortgage Insurance. PMI is required for any MPP loan with a LTV ratio greater than 80 percent at the time of origination.

Lender Risk Account (LRA). The Bank establishes a LRA for each master commitment to cover losses that are not paid by PMI or homeowner’s equity. The Bank can establish the amount of the LRA balance either up front as a portion of the purchase proceeds (Fixed LRA) or as a portion of the monthly interest paid by the borrower (Spread LRA).

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

SMI. Losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI.

The Bank. The Bank absorbs any remaining unallocated losses.

Total credit enhancement is sized to provide the equivalent of at least a BBB rating under an approved NRSRO rating model.

The unpaid principal balance of MPP mortgage loans was $110 million and $124 million as of December 31, 2018 and 2017, respectively. The allowance for credit losses on MPP loans was less than $1 million as of December 31, 2018 and 2017.

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

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs that both consider the operational risk ramifications of the Bank’s business strategies and environment. The Bank has established comprehensive financial and operating policies and procedures to mitigate the likelihood of loss resulting from the identified operational risks. In addition, the Bank’s operational risk committee is responsible for overseeing the Bank’s risk management policies, procedures, strategies, and activities related to operational risks, including overseeing the monitoring process and review of risk assessments. This oversight also includes compliance risk and reputational risk. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

The board of directors has an Enterprise Risk and Operations Committee (EROC) to advise and assist the board with respect to enterprise risk management, operations, information technology, and other related matters. In addition, the Bank’s internal Enterprise Risk Committee (ERC) is responsible for the management and oversight of the Bank’s risk management programs and practices. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly tests compliance with the policies and procedures related to managing operational risks.

Cyber-Related Risks. The efficiencies offered by information technology (IT) are necessary components of Bank operations. The IT architecture supports multiple operating systems, database structures, and virtualized servers to support business applications that are a mixture of vendor-licensed and in-house developed. Cyber-attacks are increasing globally across all business sectors and cyber attackers are finding more ways to penetrate organizations’ systems. Cybersecurity threats can result in damage to the Bank’s physical facilities, technology systems, and/or the Bank’s intangible assets. Successful attacks can have a financial, legal, and reputational impact on the Bank as well as disrupt the Bank’s ability to serve its shareholders.
The Bank’s board of directors, through EROC, oversees the major dimensions of the Bank’s information technology program including management information systems to ensure alignment with the Bank’s strategic plan, risk management activities, and operational performance standards. In that role, EROC oversees the development, implementation and maintenance of the Bank’s information security program including recommending action to the board with respect to the Bank’s information security policy on an annual basis and reviewing reports on the effectiveness of the Bank’s information security program. The Bank’s internal ERC reviews and reports to the board on the risk exposures and risk appetites of the Bank, including those related to information technology. In addition, the Bank’s internal Information Technology Governance Committee oversees IT governance, including: IT risk management and IT operational performance, and the Bank’s internal Security Governance Committee provides independent and integrated oversight of the information security program. Each of these committees provide information and make recommendations to the board, through the Bank’s executive management committee, regarding their respective oversight authority.

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2018 and continuing into 2019, the Bank faces business risk, which may include changes in:

•	the overall economy;

•	the financial services industry or the Bank’s competitive environment; and

•	legislation, regulation, or congressional scrutiny affecting the Bank or its members.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “Bank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
March 7, 2019

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2018	2017
Assets
Cash and due from banks	$35	$2,357
Interest-bearing deposits (including deposits with another FHLBank of $20 and $22 as of December 31, 2018 and 2017, respectively)	6,782	2,176
Securities purchased under agreements to resell	3,750	2,500
Federal funds sold	8,978	9,380
Investment securities:
Trading securities	55	56
Available-for-sale securities	865	1,104
Held-to-maturity securities (fair value of $23,846 and $25,219 as of December 31, 2018 and 2017, respectively)	23,879	25,162
Total investment securities	24,799	26,322
Advances	108,462	102,440
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	361	436
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	360	435
Loan to another FHLBank	500	200
Accrued interest receivable	295	208
Derivative assets	314	334
Other assets	201	214
Total assets	$154,476	$146,566
Liabilities
Interest-bearing deposits	$1,176	$1,177
Consolidated obligations, net:
Discount notes	66,025	50,139
Bonds	79,114	87,523
Total consolidated obligations, net	145,139	137,662
Mandatorily redeemable capital stock	1	1
Accrued interest payable	204	142
Affordable Housing Program payable	85	77
Derivative liabilities	17	21
Other liabilities	207	219
Total liabilities	146,829	139,299
Commitments and contingencies (Note 19)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 and 8 as of December 31, 2018 and 2017, respectively	891	819
Subclass B2 issued and outstanding shares: 46 and 44 as of December 31, 2018 and 2017, respectively	4,595	4,335
Total capital stock Class B putable	5,486	5,154
Retained earnings:
Restricted	463	380
Unrestricted	1,647	1,623
Total retained earnings	2,110	2,003
Accumulated other comprehensive income	51	110
Total capital	7,647	7,267
Total liabilities and capital	$154,476	$146,566

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Interest income
Advances	$2,226	$814	$583
Prepayment fees, net	1	3	3
Interest-bearing deposits	101	29	17
Securities purchased under agreements to resell	46	10	4
Federal funds sold	223	128	36
Trading securities	1	9	38
Available-for-sale securities	101	106	105
Held-to-maturity securities	603	395	289
Mortgage loans	21	25	31
Total interest income	3,323	1,519	1,106
Interest expense
Consolidated obligations:
Discount notes	1,139	436	249
Bonds	1,604	915	519
Interest-bearing deposits	19	11	4
Total interest expense	2,762	1,362	772
Net interest income	561	157	334
Reversal of provision for credit losses	—	—	(1)
Net interest income after reversal of provision for credit losses	561	157	335
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	(2)
Net amount of impairment losses reclassified from accumulated other comprehensive income	(3)	(2)	(1)
Net impairment losses recognized in earnings	(3)	(2)	(3)
Net losses on trading securities	(1)	(5)	(30)
Net gains on derivatives and hedging activities	29	341	119
Standby letters of credit fees	25	26	28
Loss on litigation settlements, net	—	—	(6)
Other	1	7	3
Total noninterest income	51	367	111
Noninterest expense
Compensation and benefits	93	78	75
Other operating expenses	38	36	37
Finance Agency	8	9	9
Office of Finance	7	6	6
Other	4	7	10
Total noninterest expense	150	136	137
Income before assessment	462	388	309
Affordable Housing Program assessment	46	39	31
Net income	$416	$349	$278

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$416	$349	$278
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	—	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(65)	8	27
Reclassification of noncredit portion of impairment losses included in net income	3	2	3
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(62)	10	29
Pension and postretirement benefit plans	3	(4)	—
Total other comprehensive (loss) income	(59)	6	29
Total comprehensive income	$357	$355	$307

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	54	5,405	—	—	—	—	5,405
Repurchase/redemption of capital stock	(55)	(5,544)	—	—	—	—	(5,544)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	55	223	278	29	307
Cash dividends on capital stock	—	—	—	(226)	(226)	—	(226)
Balance, December 31, 2016	50	4,955	310	1,582	1,892	104	6,951
Issuance of capital stock	97	9,726	—	—	—	—	9,726
Repurchase/redemption of capital stock	(95)	(9,493)	—	—	—	—	(9,493)
Net shares reclassified to mandatorily redeemable capital stock	—	(34)	—	—	—	—	(34)
Comprehensive income	—	—	70	279	349	6	355
Cash dividends on capital stock	—	—	—	(238)	(238)	—	(238)
Balance, December 31, 2017	52	5,154	380	1,623	2,003	110	7,267
Issuance of capital stock	110	11,074	—	—	—	—	11,074
Repurchase/redemption of capital stock	(107)	(10,705)	—	—	—	—	(10,705)
Net shares reclassified to mandatorily redeemable capital stock	—	(37)	—	—	—	—	(37)
Comprehensive income (loss)	—	—	83	333	416	(59)	357
Cash dividends on capital stock	—	—	—	(309)	(309)	—	(309)
Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Operating activities
Net income	$416	$349	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111	(55)	(45)
Reversal of provision for credit losses	—	—	(1)
Net change in fair value adjustment on derivative and hedging activities	66	55	43
Net change in fair value adjustment on trading securities	1	5	30
Net impairment losses recognized in earnings	3	2	3
Net change in:
Accrued interest receivable	(87)	(36)	(1)
Other assets	11	4	(6)
Affordable Housing Program payable	7	6	4
Accrued interest payable	62	14	1
Other liabilities	(11)	(9)	(76)
Total adjustments	163	(14)	(48)
Net cash provided by operating activities	579	335	230
Investing activities
Net change in:
Interest-bearing deposits	(4,531)	(663)	214
Securities purchased under agreements to resell	(1,250)	(1,114)	1,114
Federal funds sold	402	(1,610)	(2,349)
Loan to another FHLBank	(300)	(200)	—
Trading securities:
Proceeds from principal collected	—	200	973
Available-for-sale securities:
Proceeds from principal collected	236	311	396
Held-to-maturity securities:
Proceeds from principal collected	6,760	6,540	5,641
Purchases of long-term	(5,479)	(7,200)	(7,044)
Advances:
Proceeds from principal collected	415,626	376,476	265,686
Made	(421,793)	(380,435)	(261,105)
Mortgage loans:
Proceeds from principal collected	73	103	127
Purchases from another FHLBank	—	(18)	(72)
Proceeds from sale of foreclosed assets	3	4	13
Purchases of premises, equipment, and software	(5)	(5)	(4)
Net cash (used in) provided by investing activities	(10,258)	(7,611)	3,590

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2018	2017	2016
Financing activities
Net change in interest-bearing deposits	(26)	70	29
Net payments on derivatives containing a financing element	(5)	(30)	(72)
Proceeds from issuance of consolidated obligations:
Discount notes	1,022,569	847,617	517,242
Bonds	68,281	70,703	75,617
Payments for debt issuance costs	(12)	(8)	(9)
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,006,848)	(838,777)	(545,415)
Bonds	(76,625)	(71,718)	(50,763)
Proceeds from issuance of capital stock	11,074	9,726	5,405
Payments for repurchase/redemption of capital stock	(10,705)	(9,493)	(5,544)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(37)	(34)	(20)
Cash dividends paid	(309)	(238)	(226)
Net cash provided by (used in) financing activities	7,357	7,818	(3,756)
Net (decrease) increase in cash and due from banks	(2,322)	542	64
Cash and due from banks at beginning of the year	2,357	1,815	1,751
Cash and due from banks at end of the year	$35	$2,357	$1,815
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,529	$1,346	$750
Affordable Housing Program assessments, net	$38	$31	$25
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$37	$34	$7
Held-to-maturity securities acquired with accrued liabilities	$—	$—	$135
Transfers of mortgage loans to real estate owned	$2	$3	$5

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

The Bank classifies certain investment securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net losses on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2018 and 2017.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2018 and 2017. In addition, there were no troubled debt restructurings related to advances as of December 31, 2018 and 2017.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances or standby letters of credit as of December 31, 2018 and 2017. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure as of December 31, 2018 and 2017.

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on the Bank’s assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2018 and 2017.

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
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. The Bank’s investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2018 and 2017.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2018 and 2017.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was $1 and $2 as of December 31, 2018 and 2017, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by the clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Premises, Equipment, and Software. Premises, equipment, and the cost of purchased software and certain costs incurred in developing computer software for internal use are recorded in “Other assets” on the Statements of Condition. The Bank records these items at cost less accumulated depreciation or amortization. The Bank computes depreciation and amortization using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; capitalized computer software cost—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred.

The following tables present information on premises, equipment, and capitalized computer software cost.

	As of December 31,
	2018	2017	2018	2017
	Premises and Equipment		Computer Software Cost
Gross carrying amount	$91	$90	$62	$58
Accumulated depreciation or amortization	72	68	53	50
Net carrying amount	$19	$22	$9	$8

		For the Years Ended December 31,
		2018	2017	2016
Premises and equipment depreciation expense		$4	$4	$4
Software amortization expense		2	2	3

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 3—Recently Issued and Adopted Accounting Guidance

The following tables provide a summary of accounting guidance issued by the Financial Accounting Standards Board that was adopted and recently issued guidance not yet adopted, which may impact the Bank’s financial statements.

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
Upon adoption, interest paid as reported in the supplemental disclosures of cash flow information increased by $422 and $214 for the years ended December 31, 2017 and 2016, respectively, relating to accreted interest on zero-interest debt instruments. However, the adoption of this guidance did not have any other effect on the Bank's financial condition, results of operations, or cash flows.

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

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Purposes (ASU 2018-16)	This guidance permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes.	January 1, 2019	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)	This guidance amends the accounting for derivatives and hedging activities to better portray the economics of the transactions.	January 1, 2019	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
This guidance shortens the amortization period for certain callable debt securities held at a premium by requiring that the premium be amortized to the earliest call date, rather than contractual maturity.
		January 1, 2019	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Leases (ASU 2016-02)	This guidance amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	January 1, 2019	The adoption of this guidance did not have a material impact on the Bank’s financial condition or results of operations.

Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance amends the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	December 31, 2020 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations.
Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance amends the disclosure requirements on fair value measurements.	January 1, 2020 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations.
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020 Early adoption is permitted
The Bank does not intend to adopt this guidance early. The Bank has completed its preliminary assessment of the impact of this guidance on all its financial assets, including advances, investments, and other financial assets, and does not expect the adoption of this guidance to have a material impact on its financial condition and results of operations. However, the Bank will continue to evaluate this guidance, as well as the economic conditions and forecasts at the time of adoption. The ultimate impact on the Bank’s financial condition and results of operations will depend upon the composition of the financial assets held by the Bank at the adoption date, as well as the economic conditions and forecasts at that time.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $8 and $7 for the years ended December 31, 2018 and 2017, respectively. There are no legal restrictions regarding the withdrawal of these funds.

Note 5—Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2018	2017
Government-sponsored enterprises debt obligations	$55	$56

The following table presents net losses on trading securities.

	For the Years Ended December 31,
	2018	2017	2016
Net (losses) gains on trading securities held at year end	$(1)	$1	$(8)
Net losses on trading securities that matured during the year	—	(6)	(22)
Net losses on trading securities	$(1)	$(5)	$(30)

Note 6—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018	$793	$(1)	$73	$—	$865
As of December 31, 2017	$970	$(1)	$135	$—	$1,104

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2018	1	$3	$—	2	$4	$(1)	3	$7	$(1)
As of December 31, 2017	1	$7	$(1)	1	$4	$—	2	$11	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale.

	As of December 31,
	2018	2017
Variable-rate	$779	$955
Fixed-rate	14	15
Total amortized cost	$793	$970

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018	$539	$—	$54	$—	$593
As of December 31, 2017	$638	$(1)	$104	$—	$741

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 7—Held-to-maturity Securities
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2018				2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	2,672	5	(2)	2,675	5,350	8	(6)	5,352
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	118	2	—	120	157	2	—	159
Government-sponsored enterprises residential	9,304	40	(43)	9,301	9,357	65	(24)	9,398
Government-sponsored enterprises commercial	11,368	4	(41)	11,331	9,729	16	(12)	9,733
Private-label residential	416	4	(2)	418	568	8	—	576
Total	$23,879	$55	$(88)	$23,846	$25,162	$99	$(42)	$25,219

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	—	$—	$—	1	$1	$—	1	$1	$—
Government-sponsored enterprises debt obligations	12	1,235	(1)	1	99	(1)	13	1,334	(2)
Mortgage-backed securities:
Government-sponsored enterprises residential	54	2,704	(13)	22	1,382	(30)	76	4,086	(43)
Government-sponsored enterprises commercial	58	7,406	(34)	18	1,015	(7)	76	8,421	(41)
Private-label residential	26	139	(1)	11	25	(1)	37	164	(2)
Total	150	$11,484	$(49)	53	$2,522	$(39)	203	$14,006	$(88)

	As of December 31, 2017
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	1	$1	$—	—	$—	$—	1	$1	$—
Government-sponsored enterprises debt obligations	6	996	(1)	5	1,495	(5)	11	2,491	(6)
Mortgage-backed securities:
Government-sponsored enterprises residential	12	1,466	(11)	40	1,154	(13)	52	2,620	(24)
Government-sponsored enterprises commercial	16	1,209	(5)	7	1,029	(7)	23	2,238	(12)
Private-label residential	7	19	—	16	70	—	23	89	—
Total	42	$3,691	$(17)	68	$3,748	$(25)	110	$7,439	$(42)

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

	As of December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$225	$225	$2,913	$2,909
Due after one year through five years	2,057	2,058	1,972	1,975
Due after five years through 10 years	331	333	406	409
Due after 10 years	60	60	60	60
Total non-mortgage-backed securities	2,673	2,676	5,351	5,353
Mortgage-backed securities	21,206	21,170	19,811	19,866
Total	$23,879	$23,846	$25,162	$25,219

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2018	2017
Non-mortgage-backed securities:
Fixed-rate	$101	$2,088
Variable-rate	2,572	3,263
Total non-mortgage-backed securities	2,673	5,351

Mortgage-backed securities:
Fixed-rate	1,914	2,321
Variable-rate	19,292	17,490
Total mortgage-backed securities	21,206	19,811
Total amortized cost	$23,879	$25,162

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018	$91	$1	$(1)	$91
As of December 31, 2017	$125	$1	$—	$126

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2018.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. The Bank’s housing price forecast as of December 31, 2018 included a short-term housing price forecast with geographically projected changes ranging from a decrease of seven percent to an increase of 14 percent over the 12 month period beginning October 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of three percent to an increase of seven percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2018, as well as the related current credit enhancement.

	Significant Inputs - Weighted Average (%) (1)
Classification of Securities	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	13.05	17.50	27.58	1.35
Alt-A	17.03	14.56	33.93	0.01
Total	14.61	16.35	30.06	0.83

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

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$394	$455	$505
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	3	2	3
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(62)	(63)	(53)
Balance, end of year	$335	$394	$455

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

Non-MBS Held-to-Maturity Securities. The unrealized losses related to non-MBS held-to-maturity securities are caused by interest rate changes and not due to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than temporarily impaired as of December 31, 2018.

Note 9—Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from zero percent to 7.54 percent as of December 31, 2018. Advances with interest rates of zero percent are AHP and EDGE subsidized advances and certain structured advances. The following table presents the Bank’s advances outstanding.

	As of December 31,
	2018	2017
Overdrawn demand deposit accounts	$33	$—
Due in one year or less	72,300	60,794
Due after one year through two years	13,298	10,780
Due after two years through three years	5,403	14,210
Due after three years through four years	4,678	4,162
Due after four years through five years	3,997	3,729
Due after five years	8,705	8,574
Total par value	108,414	102,249
Discount on AHP advances	(4)	(4)
Discount on EDGE advances	(2)	(3)
Hedging adjustments	54	198
Total	$108,462	$102,440

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $13,868 and $17,920 as of December 31, 2018 and 2017, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2018	2017
Overdrawn demand deposit accounts	$33	$—
Due or callable in one year or less	80,307	74,706
Due or callable after one year through two years	8,866	10,191
Due or callable after two years through three years	4,382	4,300
Due or callable after three years through four years	3,871	3,191
Due or callable after four years through five years	3,683	2,842
Due or callable after five years	7,272	7,019
Total par value	$108,414	$102,249

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $987 and $693 as of December 31, 2018 and 2017, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2018	2017
Overdrawn demand deposit accounts	$33	$—
Due or convertible in one year or less	73,009	60,984
Due or convertible after one year through two years	13,484	10,846
Due or convertible after two years through three years	5,437	14,326
Due or convertible after three years through four years	4,642	4,184
Due or convertible after four years through five years	3,951	3,695
Due or convertible after five years	7,858	8,214
Total par value	$108,414	$102,249

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2018	2017
Fixed-rate:
Due in one year or less	$40,578	$37,107
Due after one year	24,043	22,044
Total fixed-rate	64,621	59,151
Variable-rate:
Due in one year or less	31,755	23,687
Due after one year	12,038	19,411
Total variable-rate	43,793	43,098
Total par value	$108,414	$102,249

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

largest borrowers was $80,211 and $71,440 as of December 31, 2018 and 2017, respectively. This concentration represented 74.0 percent and 69.9 percent of total advances outstanding as of December 31, 2018 and 2017, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2018 and 2017. No advance was past due as of December 31, 2018 and 2017.

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

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2018	2017
Medium-term (15 years or less)	$8	$19
Long-term (greater than 15 years)	353	417
Total unpaid principal balance	361	436
Premiums	1	2
Discounts	(1)	(2)
Total	$361	$436

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2018	2017
Conventional mortgage loans	$338	$409
Government-guaranteed or insured mortgage loans	23	27
Total unpaid principal balance	$361	$436

The Bank records credit enhancement fees related to residential mortgage loans as a reduction to mortgage loan interest income.

For information related to the Bank’s credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$1	$1	$2
Reversal of provision for credit losses	—	—	(1)
Balance, end of year	$1	$1	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of December 31,
	2018	2017
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$9	$11
Collectively evaluated for impairment	330	400
Total recorded investment	$339	$411

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of December 31, 2018
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$8	$2	$10
Past due 60-89 days	3	—	3
Past due 90 days or more	6	—	6
Total past due mortgage loans	17	2	19
Total current mortgage loans	322	21	343
Total mortgage loans (1)	$339	$23	$362
Other delinquency statistics:
In process of foreclosure (2)	$2	$—	$2
Seriously delinquent rate (3)	1.93%	1.23%	1.89%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$6	$—	$6
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $1 relates to accrued interest.
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

The following table presents the Bank’s recorded investment balance in mortgage loans classified as troubled debt restructurings.

	As of December 31,
	2018			2017
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional residential mortgage loans	$8	$1	$9	$9	$2	$11

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank’s pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the years ended December 31, 2018, 2017, and 2016.

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

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,031,617 and $1,034,260 as of December 31, 2018 and 2017, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $153,960 and $146,018 as of December 31, 2018 and 2017, respectively, compared to a book value of $145,139 and $137,662 in consolidated obligations as of December 31, 2018 and 2017, respectively.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2018	2017
Fixed-rate	$21,217	$19,978
Step up/down	4,379	1,864
Simple variable-rate	53,670	65,760
Total par value	$79,266	$87,602

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2018		2017
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$55,386	2.26	$60,410	1.34
Due after one year through two years	13,292	2.30	17,826	1.41
Due after two years through three years	3,387	2.44	3,351	1.67
Due after three years through four years	3,884	2.27	1,287	1.72
Due after four years through five years	1,429	2.87	3,503	2.21
Due after five years	1,888	3.23	1,225	3.03
Total par value	79,266	2.31	87,602	1.43
Premiums	7		14
Discounts	(18)		(10)
Hedging adjustments	(141)		(83)
Total	$79,114		$87,523

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2018	2017
Noncallable	$65,237	$79,847
Callable	14,029	7,755
Total par value	$79,266	$87,602

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2018	2017
Due or callable in one year or less	$65,560	$66,715
Due or callable after one year through two years	10,874	17,071
Due or callable after two years through three years	982	2,362
Due or callable after three years through four years	429	612
Due or callable after four years through five years	168	308
Due or callable after five years	1,253	534
Total par value	$79,266	$87,602

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2018	$66,025	$66,270	2.33
As of December 31, 2017	$50,139	$50,217	1.21

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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2018, 2017, or 2016. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2018, 2017, or 2016. The Bank had outstanding principal in AHP-related advances of $22 and $24 as of December 31, 2018 and 2017, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a rollforward of the Bank’s AHP liability.

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$77	$69	$63
AHP assessments	46	39	31
Subsidy usage, net	(38)	(31)	(25)
Balance, end of year	$85	$77	$69

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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2018 and 2017. Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2018		2017
	Required	Actual	Required	Actual
Risk-based capital	$1,654	$7,597	$1,581	$7,157
Total regulatory capital ratio	4.00%	4.92%	4.00%	4.88%
Total regulatory capital	$6,179	$7,597	$5,863	$7,157
Leverage capital ratio	5.00%	7.38%	5.00%	7.33%
Leverage capital	$7,724	$11,396	$7,328	$10,736

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2018, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member’s total assets as of December 31, 2017, subject to a cap of $15. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31. As of December 31, 2018, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.25 percent of the member’s outstanding par value of advances and

•	8.00 percent of targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2018 and 2017.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2018 and 2017, the Bank’s excess capital stock did not exceed one percent of its total assets.

A member may redeem its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member’s excess capital stock before expiration of the five-year notice period. The Bank’s authority to redeem or repurchase capital stock is subject to a number of limitations.

Under Finance Agency regulations, the Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends in cash or capital stock from unrestricted retained earnings and current earnings. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if a payment would cause the Bank to fail to meet any of its regulatory capital requirements.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2018, 2017, and 2016.

	2018		2017		2016
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$65	5.16	$57	4.77	$52	4.66
Second quarter	80	5.78	61	4.77	59	4.87
Third quarter	82	6.19	58	4.91	55	4.64
Fourth quarter	82	6.19	62	5.01	60	4.64
Total	$309	5.77	$238	4.82	$226	4.62

The concentration of the Bank’s regulatory capital stock to its 10 largest shareholders was $3,559, or 64.9 percent, and $3,183, or 61.8 percent, as of December 31, 2018 and 2017, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the activity in mandatorily redeemable capital stock.

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$1	$1	$14
Net reclassification from capital during the year	37	34	7
Repurchase/redemption of mandatorily redeemable capital stock	(37)	(34)	(20)
Balance, end of year	$1	$1	$1

As of December 31, 2018, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2018	2017
Due in one year or less	$—	$1
Due after four years through five years	1	—
Total	$1	$1

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 15—Accumulated Other Comprehensive Income
The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	27	27
Actuarial loss	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	—	29	29
Balance, December 31, 2016	(20)	124	104
Other comprehensive income before reclassifications:
Net change in fair value	—	8	8
Actuarial loss	(5)	—	(5)
Prior service cost	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive (loss) income	(4)	10	6
Balance, December 31, 2017	(24)	134	110
Other comprehensive income before reclassifications:
Net change in fair value	—	(65)	(65)
Actuarial gain	3	—	3
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Net current period other comprehensive income (loss)	3	(62)	(59)
Balance, December 31, 2018	$(21)	$72	$51

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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2017. The contributions made by the Bank during 2018 and 2017 were more than five percent of the total contributions for each of the Pentegra Plan years ended June 30, 2017 and 2016.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2018	2017	2016
Net pension cost charged to compensation and benefit expense for the year ended December 31	$24	$12	$12
Pentegra Plan funded status as of July 1(1)	109.86%	111.75%	104.72%
Bank’s funded status as of the plan year end	110.86%	117.96%	105.51%
____________
(1) The Pentegra Plan’s funded status as of July 1 is preliminary and may increase because the plan’s participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2019 for the plan year ended June 30, 2018 and through March 15, 2018 for the plan year ended June 30, 2017). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2020 for the plan year July 1, 2018 through June 30, 2019 and April 2019 for the plan year July 1, 2017 through June 30, 2018. Form 5500 was filed in April 2018 for the plan year July 1, 2016 through June 30, 2017.

The Bank also participates in a qualified defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $3 to this plan during each of the years ended December 31, 2018 and 2017, and $2 during the year ended December 31, 2016.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributions to this plan were not material during each of the years ended December 31, 2018, 2017, and 2016.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank’s minimum obligation from this plan was $4 and $3 as of December 31, 2018 and 2017, respectively. Operating expense includes deferred compensation and accrued earnings of $1 during each of the years ended December 31, 2018, 2017, and 2016.

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

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $65 as of December 31, 2018 and 2017. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $1 for the year ended December 31, 2018, and $2 for each of the years ended December 31, 2017, and 2016. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of $3, a loss of $4, and income of less than $1 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

•	reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	mitigate the adverse earnings effects from the shortening or lengthening of certain assets (e.g., mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve overall asset/liability management objectives.
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

Types of Derivatives
The Bank may use the following types of derivatives to reduce funding costs and to manage its exposure to interest-rate risks inherent in the normal course of business.
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most derivative transaction agreements is LIBOR.
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

	As of December 31,
	2018			2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$50,427	$32	$151	$45,057	$198	$359
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	1,008	3	11	876	9	9
Interest-rate caps or floors	8,083	1	1	13,000	2	1
Total derivatives not designated as hedging instruments	9,091	4	12	13,876	11	10
Total derivatives before netting and collateral adjustments	$59,518	36	163	$58,933	209	369
Netting adjustments and cash collateral (2)		278	(146)		125	(348)
Derivative assets and derivative liabilities		$314	$17		$334	$21
___________

(1)	Includes variation margin for daily settled contracts of $21 and $107 as of December 31, 2018 and 2017, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $433 and $507 as of December 31, 2018 and 2017, respectively. Cash collateral received and related accrued interest was $9 and $34 as of December 31, 2018 and 2017, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Years Ended December 31,
	2018	2017	2016
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$32	$343	$120
Derivatives not designated as hedging instruments:
Interest-rate swaps	1	6	30
Interest-rate caps or floors	—	(3)	(1)
Net interest settlements	—	(6)	(30)
Total net losses related to derivatives not designated as hedging instruments	1	(3)	(1)
Price alignment amount (1)	(4)	1	—
Net gains on derivatives and hedging activities	$29	$341	$119

___________
(1) This amount is for derivatives for which variation margin is characterized as daily settled contract.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Year Ended December 31, 2018
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$156	$(124)	$32	$(20)
Consolidated obligations:
Bonds	(58)	59	1	(40)
Discount notes	1	(2)	(1)	(2)
Total	$99	$(67)	$32	$(62)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2017
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$580	$(240)	$340	$(254)
Consolidated obligations:
Bonds	(97)	99	2	75
Discount notes	3	(2)	1	(3)
Total	$486	$(143)	$343	$(182)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2018 was $6, for which the Bank was not required to post collateral as of December 31, 2018. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $1 of collateral at fair value to its uncleared derivative counterparties as of December 31, 2018.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two
Clearinghouses for all cleared derivative transactions: LCH Ltd. and CME Clearing. Effective January 16, 2018, LCH Ltd. made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. CME Clearing made the same change to its rulebook on January 3, 2017. As a result, at both Clearinghouses, variation margin is characterized as daily settlement payments, rather than cash collateral. At both Clearinghouses, initial margin continues to be considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of December 31,
	2018		2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$35	$128	$19	$106
Cleared derivatives	1	35	190	263
Total gross recognized amount	36	163	209	369
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(33)	(111)	(17)	(85)
Cleared derivatives	311	(35)	142	(263)
Total gross amounts of netting adjustments and cash collateral:	278	(146)	125	(348)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	2	17	2	21
Cleared derivatives	312	—	332	—
Total net amounts after netting adjustments and cash collateral	314	17	334	21
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	2	17	2	21
Cleared derivatives	312	—	332	—
Total net unsecured amount (1)	$314	$17	$334	$21
____________

(1)
The Bank had net credit exposure of $2 and $226 as of December 31, 2018 and 2017, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2018 and 2017.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2018 and 2017.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of December 31, 2018 and 2017.

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

	As of December 31, 2018
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$55	$—	$—	$55
Available-for-sale securities:
Private-label residential MBS	—	—	865	—	865
Derivative assets:
Interest-rate related	—	36	—	278	314
Grantor trust (included in Other assets)	52	—	—	—	52
Total assets at fair value	$52	$91	$865	$278	$1,286
Liabilities
Derivative liabilities:
Interest-rate related	$—	$163	$—	$(146)	$17
Total liabilities at fair value	$—	$163	$—	$(146)	$17
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

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$1,104	$1,345	$1,662
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(3)	(2)	(3)
Included in other comprehensive income	(62)	10	29
Accretion of credit losses in net interest income	62	62	53
Settlements	(236)	(311)	(396)
Balance, end of year	$865	$1,104	$1,345
____________

(1)	Related to available-for-sale securities held at year end.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2018 and 2017. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2018 and 2017.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2018 and 2017.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2018 and 2017. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$35	$35	$35	$—	$—	$—
Interest-bearing deposits	6,782	6,782	—	6,782	—	—
Securities purchased under agreements to resell	3,750	3,750	—	3,750	—	—
Federal funds sold	8,978	8,978	—	8,978	—	—
Trading securities	55	55	—	55	—	—
Available-for-sale securities	865	865	—	—	865	—
Held-to-maturity securities	23,879	23,846	—	23,428	418	—
Advances	108,462	108,448	—	108,448	—	—
Mortgage loans held for portfolio, net	360	374	—	374	—	—
Loan to another FHLBank	500	500	—	500	—	—
Accrued interest receivable	295	295	—	295	—	—
Derivative assets	314	314	—	36	—	278
Grantor trust assets (included in Other assets)	52	52	52	—	—	—
Liabilities:
Interest-bearing deposits	1,176	1,176	—	1,176	—	—
Consolidated obligations, net:
Discount notes	66,025	66,014	—	66,014	—	—
Bonds	79,114	79,086	—	79,086	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	204	204	—	204	—	—
Derivative liabilities	17	17	—	163	—	(146)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $886,081 and $896,441 as of December 31, 2018 and 2017, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2018 and 2017. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2018 and 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2018			2017
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$12,334	$17,974	$30,308	$9,520	$20,669	$30,189
Commitments to fund additional advances	48	—	48	—	—	—
Unsettled consolidated obligation bonds, at par (2)	640	—	640	3	—	3
Unsettled consolidated obligation discount notes, at par (2)	750	—	750	—	—	—
____________

(1)
“Expire Within One Year” includes 14 standby letters of credit for a total of $37 and 16 standby letters of credit for a total of $59 as of December 31, 2018 and 2017, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $102 and $119 as of December 31, 2018 and 2017, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.

The Bank’s operating expenses include net rental costs of $1 for each of the years ended December 31, 2018 and 2017, and $2 for the year ended December 31, 2016. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
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

	As of December 31, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$855	15.58	$19,759	18.23	$—	0.01
Navy Federal Credit Union	570	10.39	13,058	12.04	—	0.04

	As of December 31, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$908	17.61	$21,010	20.55	$—	0.01
Navy Federal Credit Union	675	13.09	15,530	15.19	195	16.58

Note 21—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There was a $500 and a $200 loan outstanding to FHLBank Des Moines as of December 31, 2018 and 2017, respectively. There were no outstanding borrowings from other FHLBanks as of December 31, 2018 and 2017. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2018, 2017, and 2016.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2018	2017	2016
Investing activities:
Loans made to other FHLBanks	$(1,000)	$(950)	$(1,010)
Principal collected on loans made to other FHLBanks	700	750	1,010
Net change in loans made to other FHLBanks	$(300)	$(200)	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$660	$500	$—
Payments of short-term borrowings from other FHLBanks	(660)	(500)	—
Net change in borrowings from other FHLBanks	$—	$—	$—

Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these loan assets was $78 and $84 as of December 31, 2018 and 2017, respectively.

Note 22— Subsequent Events

On January 24, 2019, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2018. The Bank paid the fourth quarter 2018 dividend on January 30, 2019, in the amount of $86.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

The following tables present supplementary financial information for each quarter in the years ended December 31, 2018 and 2017 (in millions).

	For the Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$958	$873	$809	$683	$3,323
Interest expense	806	730	678	548	2,762
Net interest income	152	143	131	135	561
Noninterest income	(16)	19	21	27	51
Noninterest expense	38	44	33	35	150
Affordable Housing Program assessments	10	11	12	13	46
Net income	$88	$107	$107	$114	$416

	For the Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$534	$497	$421	$67	$1,519
Interest expense	412	374	307	269	1,362
Net interest income (expense)	122	123	114	(202)	157
Noninterest income	18	18	12	319	367
Noninterest expense	36	36	30	34	136
Affordable Housing Program assessments	11	10	10	8	39
Net income	$93	$95	$86	$75	$349

Investment Portfolio

The following table presents supplementary financial information on the Bank’s investments (dollars in millions).

	As of December 31,
	2018					2017	2016
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Interest-bearing deposits	$6,782	$—	$—	$—	$6,782	$2,176	$1,106
Securities purchased under agreements to resell	3,750	—	—	—	3,750	2,500	1,386
Federal funds sold	8,978	—	—	—	8,978	9,380	7,770

Trading securities:
Government-sponsored enterprises debt obligations	—	—	55	—	55	56	261
State and local housing agency debt obligations	—	—	—	—	—	—	1
Total trading securities	—	—	55	—	55	56	262

Available-for-sale securities:
Private-label residential MBS	—	1	—	864	865	1,104	1,345

Held-to-maturity securities:
State and local housing agency debt obligations	—	—	1	—	1	1	76
Government-sponsored enterprises debt obligations	225	2,057	330	60	2,672	5,350	6,041
Mortgage-backed securities:
U.S. agency obligations- guaranteed residential	—	—	5	113	118	157	209
Government-sponsored enterprises residential	—	46	116	9,142	9,304	9,357	10,752
Government-sponsored enterprises commercial	282	1,497	9,394	195	11,368	9,729	6,773
Private-label residential	3	—	—	413	416	568	790
Total held-to-maturity securities	510	3,600	9,846	9,923	23,879	25,162	24,641

Total investment securities	510	3,601	9,901	10,787	24,799	26,322	26,248
Total investments	$20,020	$3,601	$9,901	$10,787	$44,309	$40,378	$36,510

Yield on trading securities	—	—	2.64%	—
Yield on available-for-sale securities	5.00%	5.95%	—	5.44%
Yield on held-to-maturity securities	1.75%	2.62%	2.17%	2.90%
Yield on total investment securities	1.75%	2.62%	2.18%	3.08%

The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2018.

Loan Portfolio

The following table presents the Bank’s outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans (in millions).

	As of December 31,
	2018	2017	2016	2015	2014
Advances	$108,462	$102,440	$99,077	$104,168	$99,644
Real estate mortgages	$361	$436	$524	$586	$749
Nonaccrual real estate mortgages, unpaid principal balance	$6	$11	$11	$18	$33
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (1)	$—	$—	$1	$3	$5
Troubled debt restructurings, unpaid principal balance (not included above) (2)	$8	$9	$10	$13	$11
Interest contractually due during the year	$—
Interest actually received during the year	$—
___________
(1) Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.
(2) Represents troubled debt restructured loans that are still performing as of year end.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The following table presents the allowance for credit losses on domestic conventional residential mortgage loans (dollars in millions).

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Balance, beginning of year	$1	$1	$2	$3	$11
Reversal of provision for credit losses	—	—	(1)	(1)	(5)
Charge-offs	—	—	—	—	(3)
Balance, end of year	$1	$1	$1	$2	$3
Ratio of net charge-offs during the year to average loans outstanding during the year (in basis points)	3	4	2	4	39

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding the Bank’s short-term borrowings (dollars in millions).

	As of and for the Years Ended December 31,
	2018	2017	2016
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$66,025	$50,139	$41,292
Weighted average interest rate at the end of the year	2.33%	1.21%	0.48%
Daily average outstanding for the year	$60,847	$48,676	$58,774
Weighted average interest rate for the year	1.87%	0.90%	0.42%
Maximum amount outstanding at any month-end during the year	$70,108	$56,059	$69,375

Consolidated obligation bonds:
Amount outstanding at the end of the year	$30,618	$33,392	$41,705
Weighted average interest rate at the end of the year	2.33%	1.31%	0.68%
Daily average outstanding for the year	$33,428	$32,213	$27,227
Weighted average interest rate for the year	2.31%	0.90%	0.65%
Maximum amount outstanding at any month-end during the year	$37,806	$43,230	$41,705

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

As of December 31, 2018, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2018, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

PwC serves as the independent registered public accounting firm for the Bank. Rule 201(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it or a covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than 10 percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide 10 or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.

PwC has advised the Bank that for the year ended December 31, 2018, certain covered persons had borrowing relationships with one Bank member (referred below as the “Lender”) who owns more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.
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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than 10 percent of the Bank’s capital stock, the Lender’s voting rights are less than 10 percent;

•	as of December 31, 2018 and as of the date of the filing of this Form 10-K, no officer or director of the Lender served on the board of directors of the Bank; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2019, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2018, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2018 election notification process.

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

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Brian E. Argrett(1)	55	2016	12/31/2021	(5)(7)(8)(9)
Travis Cosby, III(1)	60	2014	12/31/2021	(5)(7)(8)(9)
Suzanne S. DeFerie(1)	62	2015	12/31/2020	(5)(7)(8)(9)
R. Thornwell Dunlap, III(1)	61	2016	12/31/2019	(5)(7)(8)(10)
F. Gary Garczynski(2)(3)	72	2007	12/31/2020	(6)(8)(10)(11)
William C. Handorf(2)	74	2007	12/31/2019	(5)(6)(8)(9)
Scott C. Harvard(1)(4)	64	2017	12/31/2020	(6)(8)(10)(11)
Jonathan Kislak(2)	70	2008	12/31/2022	(7)(8)(9)(11)
LaSalle D. Leffall, III(2)	56	2007	12/31/2020	(5)(7)(8)(10)
Kim C. Liddell(1)	58	2015	12/31/2022	(6)(8)(9)(11)
Garrett S. Richter(1)	68	2019	12/31/2022	(6)(8)(10)(11)
John B. Rucker(2)	67	2017	12/31/2019	(6)(8)(10)(11)
Robert L. Strickland, Jr.(2)(3)(4)	67	2007	12/31/2021	(12)
Richard A. Whaley(1)	59	2013	12/31/2022	(13)
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

(4)	Mr. Harvard previously served as a director from 2003-2012. Mr. Strickland previously served as a director from 2002-2004.

(5)	Member of Audit Committee

(6)	Member of Credit and Member Services Committee

(7)	Member of Enterprise Risk and Operations Committee

(8)	Member of Executive Committee

(9)	Member of Finance Committee

(10)	Member of Governance and Compensation Committee

(11)	Member of Housing and Community Investment Committee

(12)	Vice chairman of Executive Committee and ex officio member of all board committees

(13)	Chairman of Executive Committee and ex officio member of all board committees

Chairman of the board, Richard A. Whaley, has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He currently serves as chairman of the Georgia Bankers Association Insurance Trust, Inc. and is a veteran of the U.S. Army. He currently serves as chairman of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Vice chairman of the board, Robert L. Strickland, Jr. is executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland served as president of the National Council of State Housing Agencies for two terms. He has also served on the National Association of Home Builders Mortgage Finance Roundtable and as a member of Fannie Mae’s National Advisory Council. He currently serves as a director of the Alabama MultiFamily Loan Consortium. He currently serves as vice chairman of the Executive Committee and ex officio member of the other committees of the Bank’s board. Mr. Strickland’s experience in affordable housing finance supported his nomination as a public interest director.

Brian E. Argrett has served as president, chief executive officer, and director of City First Bank of DC since 2011. Previously, Mr. Argrett was founder and managing partner of both Fulcrum Capital Group and Fulcrum Capital Partners, L.P. from 1992 to 2011. He served as president, chief executive officer, and director of Fulcrum Venture Capital Corporation, a federally licensed and regulated Small Business Investment Company, from 1992 to 2011. He currently serves as chairman of the boards of directors of City First Enterprises, a nonprofit bank holding company, and City First Foundation. Mr. Argrett also served as presidential appointee to the Community Development Advisory Board, former chairman of the Community Development Bankers Association, and director of the Washington DC Economic Partnership. From 2006-2009, Mr. Argrett served on the audit committee of First Federal Financial Corp. (NYSE- FED). He currently serves as chairman of the Enterprise Risk and Operations Committee of the Bank’s board.
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

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (OTC - FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chairman from 2007-2012. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a Vice President of Virginia Savings Bank from 2009 to 2011. He served on the board of the Virginia Association of Community Banks from 2012 to 2014 and he currently serves chairman and as a member of the executive committee of the Virginia Bankers Association. He is a director of the Community Bankers Bank in Richmond, Virginia. He also served on the Council of Federal Home Loan Banks. Mr. Harvard has a served on numerous non-profit boards over his career and currently serves on the boards of the Top of Virginia Chamber of Commerce and the Shenandoah Valley Westminster Canterbury. Mr. Harvard currently serves as vice chairman of the Credit and Member Services Committee and vice chairman of the Governance and Compensation Committee of the Bank’s board.
Jonathan Kislak has served as principal and chairman of the board of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. From 2013-2016, Mr. Kislak served on the board of directors and chair of the audit committee of Cherry Hill Mortgage Investment Corp. (NYSE - CHMI). He currently serves as vice chairman of the Enterprise Risk and Operations Committee of the Bank’s board. Mr. Kislak’s experience in banking, audit, capital markets, mortgage markets and affordable housing supported his nomination as an independent director.

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation’s largest nonprofit owners of affordable multifamily housing, and served as president and chief operating officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds, Inc., registered investment companies, from 2011 through the present. He is a member of the New York State Bar, District of Columbia Bar, Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall earned a B.A., magna cum laude, in History from Harvard College followed by the simultaneous completion of a J.D., cum laude, from Harvard Law School and M.B.A. from Harvard Business School. He currently serves as vice chairman of the Audit Committee of the Bank’s board. Mr. Leffall’s experience in finance, law, and affordable multifamily housing, and derivatives knowledge supported his nomination as an independent director.

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

Garrett S. Richter serves as president and chief executive officer of First Florida Integrity Bank (FFIB), the successor to First National Bank of the Gulf Coast, which was founded in 2009.  He also serves as a director and president of TGR Financial, Inc., FFIB’s holding company. Prior to that, he served for one term in the Florida House of Representatives and two terms as a Florida State Senator, chairing the Senate Banking and Insurance Committee for four years. He was the President Pro Tempore of the Florida Senate from 2012-2016.  From 1994 to 2005 he was President and CEO of First National Bank of Naples, a bank which he co-founded in 1989. Mr Richter also serves as a commissioner on the Florida Ethics Commission. He is on the board of directors for the Greater Naples Chamber of Commerce, chairing the Public Policy Committee. He is a veteran of the U.S. Army, having served with the 75th Ranger Company in Vietnam in 1971.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chairman from 2014 to 2015 and as its chairman in 2016. He currently serves as chairman of the Housing and Community Investment Committee of the Bank’s board. Mr. Rucker’s experience as a lawyer and in affordable housing finance supported his appointment to fill the independent directorship vacancy.

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

Finance Agency Regulations Regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 7, 2019, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 7, 2019, directors Garczynski, Handorf, Kislak, Leffall, Rucker, and Strickland, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, Garczynski, Harvard, Leffall, Richter, Rucker, Strickland, and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 7, 2019, each of directors Garczynski, Handorf, Kislak, Leffall, Rucker, and Strickland was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Argrett, Cosby, DeFerie, Dunlap, Handorf, Leffall, Strickland, and Whaley. The board determined that, as of March 7, 2019, each of directors Handorf, Leffall and Strickland was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Argrett, Cosby, Dunlap, DeFerie, Handorf, Leffall, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 7, 2019, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2018 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2018 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	55	President and Chief Executive Officer
Kirk R. Malmberg	58	Executive Vice President and Chief Financial Officer
Robert F. Dozier, Jr.	50	Executive Vice President and Chief Business Officer
Scott M. Brennan	42	Senior Vice President, Director of Sales
Julia S. Brown	54	Senior Vice President, Corporate Secretary
Alp E. Can	43	Senior Vice President, Chief Risk Officer
Sharon B. Cook	40	First Vice President, Chief Marketing Officer
Bryan Delong	55	Senior Vice President, Chief Human Resources Officer
Arthur L. Fleming	60	Senior Vice President, Director of Community Investment Services
Melissa V. Hoggatt	59	First Vice President, Interim Chief Information Officer
Annette Hunter	54	Senior Vice President, Director of Accounting Operations
Haig H. Kazazian, III	53	Senior Vice President, Treasurer
Robert S. Kovach	55	Senior Vice President, Chief Credit Officer
Eric M. Mondres	64	Senior Vice President, Director of Government and Industry Relations
Reginald T. O'Shields	48	Senior Vice President, General Counsel and Chief Compliance and Ethics Officer
Richard A. Patrick	63	Senior Vice President, Chief Audit Officer
Leslie H. Schreiner	55	First Vice President, Director of Diversity and Inclusion
William T. Shaw	47	Senior Vice President, Controller

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

Robert F. Dozier, Jr. was appointed executive vice president and chief business officer in 2011. Mr. Dozier oversees the Bank’s member sales and outreach, community investment services, corporate communications, government and industry relations, and financial operations management. Prior to joining the Bank, Mr. Dozier was president and chief operating officer for Homeowners Mortgage Enterprises, a subsidiary of CoastalStates Bank, where he began as a loan officer in 1992. Mr. Dozier also served on the board of directors for CoastalSouth Bancshares, the holding company of CoastalStates Bank. From 2002 to 2004, Mr. Dozier served as a director of the Bank. He earned a B.A. in political science from the University of South Carolina.

Scott M. Brennan has served as Director of Sales since 2014, being promoted from first vice president to senior vice president effective January 1, 2019. He joined the Bank in 2001 in the Bank’s member sales and trading department as a relationship manager, serving as senior relationship manager from 2006 to 2013, having been promoted from vice president to first vice president in 2014. Mr. Brennan earned a B.S. from Franklin and Marshall College.

Julia S. Brown serves as senior vice president and corporate secretary. The board of directors appointed Ms. Brown to serve as corporate secretary in 2011. Prior to her appointment as corporate secretary, she served as associate general counsel, assistant corporate secretary beginning in 2005, deputy general counsel, assistant corporate secretary beginning in 2007, and first vice president, deputy general counsel for governance beginning in 2009. Before joining the Bank in 2001 as a senior attorney, Ms. Brown practiced commercial real estate law with Sutherland Asbill & Brennan, LLP, in Atlanta, Georgia. She earned a B.S. in Spanish and anthropology from Wellesley College, summa cum laude, and her J.D., cum laude, from Harvard Law School.

Alp E. Can has served as chief risk officer since 2017, directing the Bank's enterprise risk management function, having been promoted from first vice president to senior vice president in 2018. He is responsible for overseeing enterprise-wide risk assessment and reporting functions, financial risk modeling, as well as model validation efforts for the Bank. Mr. Can joined the Bank in 2005 as an asset liability analyst in the financial risk management and modeling department. He was promoted to first vice president and manager of financial risk modeling in 2013 and to director of enterprise risk management in 2014. Mr. Can earned a bachelor’s degree in economics from the University of Istanbul, and an M.S. in mathematical risk management and M.B.A.- Finance, each from Georgia State University.

Sharon B. Cook has served as first vice president, chief marketing officer since 2015. Ms. Cook oversees the Bank’s corporate communications, marketing, and government and industry relations. Ms. Cook joined the bank in 2008 as a senior marketing communications manager. She was promoted to vice president, director of corporate communications in 2011. Ms. Cook earned an M.B.A. from Brenau University and a B.A. in Journalism and Mass Communications from Georgia State University.

Bryan Delong has served as senior vice president, chief human resources officer, since 2016, having previously served as director of human resources since 2008. Mr. Delong is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, employee development, workforce diversity and inclusion, and human resources compliance. Mr. Delong also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. A 26-year veteran of the Bank, Mr. Delong previously served as the assistant director of human resources with responsibility for managing the Bank’s compensation, benefits, human resources information systems, and employee development programs. Prior to joining the Bank in 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. Mr. Delong holds an M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

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

Melissa V. Hoggatt has served as first vice president and interim chief information officer since December of 2018. Prior to that she was Director of Financial Operations Management from 2014. Ms. Hoggatt joined the Bank in 2012 as the Director of Community Investment Services Production and Compliance Operations. Ms. Hoggatt received a B.S. in Psychology from the University of Alabama and is currently completing her Executive MBA at Georgia State University.

Annette Hunter has served as director of accounting operations since 2006, having been promoted from first vice president to senior vice president in 2015. In that role, Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances and purchased mortgage portfolios. Ms. Hunter joined the Bank in 2002 as manager of derivative and investment operations. Prior to joining the Bank, she served in various managerial accounting roles at Mirant Corporation, Louis Dreyfus Energy Corporation and Continental Hydraulic Hose. Ms. Hunter earned a B.S. in Business Administration from The Ohio State University and an M.B.A. from Kennesaw State University. She is a certified public accountant.

Haig H. Kazazian, III has served as treasurer since 2013, and was promoted to senior vice president, treasurer in 2014. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product development in 2001, first vice president in 2005, manager of national accounts and capital markets trading in 2009, and manager of treasury analysis and national accounts sales and trading in 2011. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Robert S. Kovach has served as senior vice president, chief credit officer since 2012, directing the Bank’s credit and collateral services and collateral risk management operations. Prior to joining the Bank in 2010 as director of collateral services, Mr. Kovach served a variety of roles with FHLBank Pittsburgh from 1996 to 2010, including director of collateral services, chief investment officer, and director of internal audit. He also served as a field manager and a senior examiner for the Office of Thrift Supervision. Mr. Kovach holds a chartered financial analyst designation and earned a B.S. in chemistry from Dickinson College.

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

Reginald T. O’Shields has served as senior vice president and general counsel since 2011 and was named Chief Compliance and Ethics Officer in 2018. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to human resources and administrative services. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

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

Leslie H. Schreiner has served as first vice president, director of diversity and inclusion, since July 2018. She is responsible for the oversight and implementation of the Bank’s Diversity and Inclusion Program. From 2016 to 2018, she served as Director of Strategic Planning and Accounting Services, responsible for the Bank’s strategic planning and budgeting process, business intelligence initiatives, as well as accounts payable, fixed assets and expense reimbursement. Ms. Schreiner joined the Bank in 2007 as Director of Accounting Automation and Technical Compliance. Prior to joining the Bank, she held various senior accounting roles with Resources Global, Primis and

Information America. Leslie earned a B.A. in Accounting from University of Georgia and M.B.A in Finance from Georgia State University. She is a certified public accountant.

William T. Shaw has served as controller of the Bank since 2014, being promoted from first vice president to senior vice president effective January 1, 2019. Mr. Shaw oversees financial reporting, accounting policy, and derivatives hedge accounting. From 2009 to 2013 he served as vice president, director of accounting policy. Mr. Shaw was promoted to director of accounting policy and financial reporting in 2013 and to first vice president in 2014. Before joining the Bank as assistant vice president, manager of accounting policy in 2008, Mr. Shaw served as vice president of accounting and assistant controller for First Charter Corporation, director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and various manager roles with PricewaterhouseCoopers LLP. He received his B.S. in accounting and master’s degree in accountancy from Brigham Young University. He is also a certified public accountant.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2018 compensation program for:

•	the chief executive officer,

•	the chief financial officer,

•	the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2018, and

•	two additional individuals who served as executive officers during 2018 but who were not serving as executive officers on December 31, 2018.
These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2018 are identified in the following table.

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Robert S. Kovach	Senior Vice President, Chief Credit Officer
Reginald T. O'Shields	Senior Vice President, General Counsel and Chief Compliance and Ethics Officer
Cathy C. Adams (1)	Former Executive Vice President and Chief Operations Officer
Robert Bennett (2)	Former Senior Vice President, Chief Information Officer
____________
(1) Ms. Adams retired from the Bank effective November 30, 2018.
(2) Mr. Bennett retired from the Bank effective November 23, 2018.

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

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). The named executive officers’ ICP awards and Deferred Incentive are subject to adjustment or forfeiture in certain events as described below under “2018 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

Benefits. The Bank provides retirement benefits to promote executive retention, and the executive officers are eligible to participate in the same benefit plans that are made available to other employees of the Bank, such as medical, group term life and long-term disability coverage. The Bank also provides limited perquisites to executive officers.

Executive Compensation Process

Board and committee consideration of executive compensation. The Bank’s board of directors establishes the Bank’s executive compensation philosophy and objectives and has final approval of any compensation decisions related to the Bank’s chief executive officer (CEO), all officers reporting directly to the CEO who are senior vice presidents or higher, and any officer determined to be a named executive officer in the prior year. The governance and compensation committee of the board of directors advises and assists the board and makes recommendations to the board relating to compensation of such officers.

The CEO reviews and recommends to the board the base salary of the officers who report directly to him and who are senior vice president and higher level officers. The CEO also determines the base salary of all other senior vice president officers (other than the chief audit officer and, as noted above, any officer determined to be a named executive officer the prior year) within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Willis Towers Watson to provide assistance in evaluating the Bank’s executive compensation programs for 2018. Willis Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation (including base salary and target incentive compensation), retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at certain comparable commercial banks and financial services organizations. The companies that were included in the peer groups for 2018 are listed below in “Compensation Decisions in 2018 — Overview.” The board used this data to assess competitive levels of compensation for the Bank’s executives and did not target any named executive officer’s compensation to a specific percentile of such executive officer’s comparable position in the peer groups.

The board does not evaluate specifically the multiples by which a named executive officer’s cash compensation is greater than that of non-executive employees when setting executive compensation. The Bank is exempt from SEC proxy rules and does not provide shareholder advisory “say on pay” votes regarding executive compensation.

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director prohibits the FHLBanks from providing to any executive officer compensation that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. Pursuant to this authority and a Finance Agency final rule on executive compensation, the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any planned board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. The Housing Act also authorizes the Director to prohibit the Bank from making any “golden parachute” payments to its officers, employees, and directors.

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

Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2018.

Compensation Decisions for 2018
Overview
The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•	achievement of performance objectives for 2018 as determined by the board;

•	fulfillment of the Bank’s public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank’s 2018 financial results.

Base Salary

In determining the base salary for Messrs. McMullan, Malmberg and Dozier, the board considered data developed by Willis Towers Watson regarding the cash compensation provided by two different groups:

(1) the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations (FHLB Peers):

• FHLBank Boston	• FHLBank New York
• FHLBank Chicago	• FHLBank Pittsburgh
• FHLBank Cincinnati	• FHLBank San Francisco
• FHLBank Des Moines

and (2) the following commercial banks with assets between $24 billion and $100 billion (Commercial Bank Peers):

• Associated Banc-Corp	• First Citizens Bank
• BOK Financial	• Huntington Bancshares
• City National Bank	• People’s Bank
• Commerce Bancshares	• Synovus Financial Corporation
• Comerica	• Umpqua Bank
• EverBank	• Webster Bank

The median asset size for the Commercial Bank Peers was $31.4 billion.

According to the data provided to the board by Willis Towers Watson,

•	Mr. McMullan’s salary was below the median base salary for the presidents of the FHLB Peers as well as the Commercial Bank Peers;

•	Mr. Malmberg’s base salary was below the median base salaries for chief financial officers of the FHLB Peers as well as the Commercial Bank Peers; and

•	Mr. Dozier’s base salary approximated the median base salary for comparable positions at the FHLB Peers and was below the median base salary for comparable positions at the Commercial Bank Peers.

After reviewing the Bank’s performance and Mr. McMullan’s, Mr. Malmberg’s, and Mr. Dozier’s performance during fiscal year 2017, respectively, the board set:

•	Mr. McMullan’s base salary for 2018 at $835,000, which was an increase of 2.33 percent from 2017;

•	Mr. Malmberg’s base salary for 2018 at $520,000, which was an increase of 2.36 percent from 2017; and

•	Mr. Dozier’s base salary for 2018 at $500,000, which was an increase of 2.46 percent from 2017.

In order to review sufficient market data in determining the base salaries for Mr. Kovach and Ms. Adams, whose positions are not as precisely mirrored at other institutions, the board also considered compensation data supplied by Willis Towers Watson from the following financial services organizations with assets generally between $25 billion and $65 billion, plus three additional financial services organizations with assets between $73 billion and $160 billion (Financial Service Peers):

• Associated Banc-Corp	• Humana
• Assurant	• Huntington Bancshares
• BOK Financial	• Markel
• Chubb	• People’s Bank
• Cigna	• Progressive
• City National Bank	• Reinsurance Group of America (RGA)
• CNO Financial	• Synovus Financial Corporation
• Comerica	• TD Ameritrade
• Commerce Bancshares	• Umpqua Bank
• Cullen Frost Bankers	• Unum
• EverBank	• Visa
• First Citizens Bank	• Webster Bank
• Great American Insurance	• Wellpoint

The median asset size for the Financial Service Peers was $32.9 billion.

According to the data provided to the board by Willis Towers Watson, Mr. Kovach’s base salary was above the median base salary for comparable positions at the FHLB Peers and below the median base salary for comparable positions at the Financial Service Peers. Ms. Adams’ base salary was below the median base salaries for comparable positions at the considered FHLB Peers and Financial Services Peers. Following this review, and after consideration of their respective performance during fiscal year 2017, the board determined to increase the existing base salaries for 2018 as follows:

•	Mr. Kovach to $405,000 (a 1.30 percent increase)

•	Ms. Adams to $505,000 (a 2.43 percent increase)

In determining the base salary for Mr. O’Shields, the CEO considered the cash compensation for comparable positions at all of the FHLBanks. According to this data, Mr. O’Shields’ base salary was in line with the median base salary for comparable positions at the other FHLBanks. Following this review, and after consideration of his performance during fiscal year 2017 and the CEO’s recommendation, the board determined to increase Mr. O’Shield’s base salary for 2018 to $355,000, which represented a 2.01 percent increase from 2017.
As discussed above, the CEO determines the base salary of all senior vice president officers (other than those officers reporting directly to him or prior named executive officers, whose base salaries are established by the board of directors, and the chief audit officer). Mr. Bennett's base salary for 2018 was $395,000, which represented a 1.28 percent increase from 2017.

Incentive Compensation

The following table presents the 2018 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2018 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice President	35.00	60.00	85.00
Senior Vice President	30.00	50.00	70.00

These percentages represent an increase from the award percentages established for 2017.
For 2018, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2018. A description of each of the performance metrics, and the performance against such metrics in 2018, is provided following the tables.

2018 Weights and Awards

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	17.00	25.50	34.00
Risk Management - Risk Appetite	33.00	16.50	24.75	33.00
Risk Management - ROE Spread to 3-Month LIBOR	33.00	16.50	24.75	33.00
Total	100.00	50.00	75.00	100.00

Executive Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	11.90	20.40	28.90
Risk Management - Risk Appetite	33.00	11.55	19.80	28.05
Risk Management - ROE Spread to 3-Month LIBOR	33.00	11.55	19.80	28.05
Total	100.00	35.00	60.00	85.00

Senior Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	7.50	12.50	17.50
Risk Management - Risk Appetite	25.00	7.50	12.50	17.50
Risk Management - ROE Spread to 3-Month LIBOR	25.00	7.50	12.50	17.50
Individual and Team Goals	25.00	7.50	12.50	17.50
Total	100.00	30.00	50.00	70.00

The Shareholder Focus - Shareholder Activity goal measures the increase in the number of products and services utilized by members during 2018. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2018, over a product utilization baseline established as of December 31, 2017. The performance goals were three percent product utilization increase at threshold (1,948), six percent increase at target (2,004), and 12.00 percent increase at maximum (2,123). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. As of December 31, 2018, the Bank achieved a shareholder activity performance score of 2,143, representing an increase of 13.33 percent over the 2017 baseline. Based on 2018 performance, the board awarded the maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. As of December 31, 2018, the Bank achieved a risk appetite performance score of 98.51 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the Bank’s ROE amount in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. For 2018, the performance goals were 250 basis points (threshold), 275 basis points (target), and 315 basis points (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. In 2018, the Bank’s ROE spread to average three-month LIBOR was 323 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

In 2018, the board of directors did not establish individual performance award opportunities for the Bank’s president and executive vice presidents. Individual goals for Mr. Kovach, Mr. O’Shields, and Mr. Bennett focused on information technology initiatives, diversity and inclusion, and risk management. Based upon performance in 2018, Mr. Kovach, Mr. O’Shields and Mr. Bennett were awarded the maximum level for this goal.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2018 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	34.00	30.54	33.00	N/A	97.54	Target-Max	$814,470	$407,235
Kirk R. Malmberg	28.90	25.59	28.05	N/A	82.54	Target-Max	$429,214	214,607
Robert F. Dozier, Jr.	28.90	25.59	28.05	N/A	82.54	Target-Max	$412,706	206,353
Robert S. Kovach	17.50	16.01	17.50	17.50	68.51	Target-Max	277,465	138,733
Reginald T. O'Shields	17.50	16.01	17.50	17.50	68.51	Target-Max	243,211	121,605
Cathy C. Adams	28.90	25.59	28.05	N/A	82.54	Target-Max	392,785	—
Robert C. Bennett	17.50	16.01	17.50	17.50	68.51	Target-Max	249,798	—
____________
N/A Not applicable
The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2020-2022) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2020	1/3 of balance (± 1-year return)
2021	1/2 of balance (± 2-year return)
2022	Remaining balance (± 3-year return)

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

To ensure continued focus on the Bank’s Diversity and Inclusion Plan, the 2018 ICP provides that annual incentive awards to the named executive officers may be reduced by up to 10 percent to the extent that the board of directors, in its sole discretion, determines that certain Bank-wide activity goals related to workforce development, outreach to diverse vendors, and engagement with diverse shareholders have not been achieved.

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

Retirement Benefits
The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit, defined contribution, and deferred compensation plans (DCP). These plans are described in more detail below in the sections entitled “Executive Compensation — Pension Benefits” and “— Deferred Compensation.”
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

Employment Agreement. The Bank entered into an Employment Agreement with Mr. McMullan, effective January 1, 2014 (Employment Agreement). Under the Employment Agreement, Mr. McMullan’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement had an initial three-year term and will continue to extend automatically for subsequent one-year periods unless either party elects not to renew. Pursuant to the Employment Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provides for certain severance benefits for Mr. McMullan, which are discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. McMullan to the president and CEO position.
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

BOARD OF DIRECTORS

Richard A. Whaley, Chairman	Robert L Strickland, Jr., Vice Chairman
Brian E. Argrett	Scott C. Harvard
Travis Cosby, III	Jonathan Kislak
Suzanne S. DeFerie	LaSalle D. Leffall, III
R. Thornwell Dunlap, III	Kim C. Liddell
F. Gary Garczynski	John B. Rucker
William C. Handorf

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2018, 2017, and 2016. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2018 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2018	$835,000	$2,100	$858,804	$941,627	$75,881	$2,713,412
	2017	816,000	100	833,345	2,409,977	74,001	4,133,423
	2016	800,000	100	799,865	1,871,447	69,688	3,541,100
Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2018	520,000	100	451,668	548,299	36,343	1,556,410
	2017	508,000	100	422,788	1,008,531	35,736	1,975,155
	2016	495,000	600	401,882	775,473	32,682	1,705,637
Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer	2018	500,000	100	434,257	88,046	115,073	1,137,476
	2017	488,000	100	406,101	105,000	108,482	1,107,683
	2016	475,000	200	385,605	67,000	28,614	956,419
Robert S. Kovach Senior Vice President and Chief Credit Officer	2018	405,000	100	293,004	—	25,996	724,100
	2017	399,800	100	291,721	323,000	24,252	1,038,873
	2016	390,000	100	278,317	190,000	23,491	881,908
Reginald O'Shields Senior Vice President, General Counsel	2018	355,000	21,600	256,716	135,000	23,168	791,484

Cathy C. Adams Former Executive Vice President and Chief Operations Officer (1)	2018	475,865	1,500	413,353	1,661,408	76,561	2,628,687
	2017	493,000	100	410,273	1,248,856	34,833	2,187,062
	2016	480,000	1,100	389,676	1,123,030	29,873	2,023,679
Robert C. Bennett Former Senior Vice President and Chief Information Officer (1)	2018	364,615	1,500	263,601	99,000	451,835	1,180,551

__________
(1) Ms. Adams retired from the Bank effective November 30, 2018. Mr. Bennett retired from the Bank effective November 23, 2018.
(2) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g).The 2018 bonus amounts for Mr. McMullan and Mr. O’Shields also includes an award payment of $2,000 and $1,500 respectively, under the Bank’s Service Award Program to recognize employees with five or more years of service. The 2018 bonus amounts include payments of $1,500 for Ms. Adams and Mr. Bennett to recognize retirees under the Bank’s Service Award Program. The 2016 bonus amounts for Ms. Adams and Messrs. Malmberg and Dozier also includes an award payment of $1,000, $500 and $100, respectively, under the Bank’s Service Award Program. The Service Award Program is administered by the Bank’s human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g). Also included in 2018 bonus amounts is a $20,000 performance bonus payment to Mr. O’Shields for assuming additional responsibilities.
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2018, 2017, and 2016 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. Upon their resignation, these amounts were no longer subject to deferral for Mr. Bennett and Ms. Adams and were distributed to them in full. As discussed in the Compensation Discussion and Analysis, the 2018 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on January 29, 2019. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2018: $44,334 for Mr. McMullan, $22,454 for Mr. Malmberg, $21,551 for Mr. Dozier, $15,539 for Mr. Kovach, $13,505 for Mr. O’Shields, $20,568 for Ms. Adams, and $13,803 for Mr. Bennett.
(4) The amounts in column (f) reflect the sum of (i) the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2018 Pension Benefits table, and (ii) all “above market” earnings earned under the Bank’s non-qualified DCPs. The aggregate actuarial present value for Mr. Kovach’s pension benefits under the Bank’s Pension and DBEP Plans decreased by $31,000 in 2018. Pursuant to SEC rules, this negative value is not reflected in the sum reported in column (f). Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2018 above-market amounts for Mr. McMullan, Mr. Malmberg, Mr. Dozier, and Ms. Adams were $27,627, $4,299, $46, and $8,408, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(5) The amounts in column (g) for 2018 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other (5)	Total
W. Wesley McMullan	$15,415	$34,685	$24,629	$1,152	$—	$75,881

Kirk R. Malmberg	16,500	14,700	5,099	44	—	36,343

Robert F. Dozier, Jr.	27,500	78,249	9,280	44	—	115,073

Robert S. Kovach	5,608	18,692	1,652	44	—	25,996

Reginald O'Shields	5,735	15,565	1,171	697	—	23,168

Cathy C. Adams	16,500	12,052	13,498	654	33,857	76,561

Robert C. Bennett	14,777	7,100	1,787	654	427,517	451,835
____________
(1) The Bank provided Mr. Dozier with $16,500 in matching 401(k) contributions and $11,000 in automatic 401(k) contributions.
(2) The Bank provided Mr. Dozier with $78,249 in DC BEP contributions as described in the Deferred Compensation discussion.
(3) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. McMullan reimbursement for guest travel to certain business functions, certain activities at business functions, an airline program membership, and a $1,500 per month car allowance. The Bank provided Mr. Malmberg, Ms. Adams, Mr. Dozier, Mr. Kovach, and Mr. O’Shields reimbursement for guest travel to certain business functions and certain activities at business functions. The Bank provided Mr. Dozier reimbursement for executive health benefits and financial planning, and Mr. Malmberg and Ms. Adams reimbursement for an airline program membership. The Bank provided Mr. Bennett reimbursement for certain activities at business functions. The Bank allowed Ms. Adams and Mr. Bennett to retain certain personal IT resources at the time of retirement. The Bank provided Mr. McMullan, Mr. Malmberg, Ms. Adams, and Mr. Dozier matching contributions in the Bank’s Once For All charitable giving program.
(4) The tax gross-up amount represents the Bank’s payment of withholding taxes on the $100 employee appreciation bonus provided to all employees of the Bank. The Bank also provided a tax gross-up on awards under the Bank’s Service Award Program in 2018.
(5) The amounts in this column represent a severance payment to Mr. Bennett of $398,500, equivalent to 12 months of his then current salary, and annual leave cash-out payments to Ms. Adams and Mr. Bennett at retirement.

Awards of Incentive Compensation in 2018

The following table provides information concerning each grant of an award to a named executive officer in 2018 under the ICP.

2018 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$417,500	$626,250	$835,000
Kirk R. Malmberg	182,000	312,000	442,000
Robert F. Dozier, Jr.	175,000	300,000	425,000
Robert S. Kovach	121,500	202,500	283,500
Reginald O'Shields	106,500	177,500	248,500
Cathy C. Adams	166,553	285,519	404,486
Robert C. Bennett	109,385	182,308	255,231
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2018. The actual amounts earned pursuant to the ICP during 2018 are reported under column (e) of the 2018 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2018 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2018, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

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
Mr. McMullan, Mr. Malmberg, and Mr. O’Shields participate in the Pension Plan on these terms because they were hired on or before July 1, 2005. Each of them has attained eligibility for immediate early retirement. Ms. Adams, retired, also participated in the Pension Plan on these terms.

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, and by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available. Mr. Kovach, who was hired in 2010, participates in the Pension Plan under these terms and has attained eligibility for immediate early retirement. He is also eligible to receive a lump sum payment due to his prior service at FHLBank Pittsburgh. Mr. Bennett, retired, also participated in the Pension Plan under these terms.

Employees hired on or after March 1, 2011

The Pension Plan was closed to new participants effective March 1, 2011. Accordingly, Mr. Dozier does not participate in the Pension Plan.

DBEP

Payments under the Pension Plan may be limited due to federal tax code limitations. The DBEP exists to restore those benefits that executives otherwise would forfeit due to these limitations. The DBEP operates using the same benefit formula and retirement eligibility provisions as described above under the Pension Plan. Because the DBEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as the Pension Plan.

All of the named executive officers participate in the DBEP. Mr. Dozier participates solely in the DBEP because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participates in the DBEP to the same extent as if he were participating in the Pension Plan (as if he was an employee hired between July 1, 2005, and February 28, 2011). Mr. Dozier has satisfied the plan vesting requirements, but is not eligible for immediate early retirement.

Death Benefits
Death benefits, which do not vary based on date of hire, also are available under the Pension Plan and the DBEP. If an employee dies while in active service, his/her beneficiary is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments. If a former employee dies while in retirement, having elected the normal form of retirement benefits, his/her beneficiary also is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments less payments received before the former employee died.

2018 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Pension Plan	30.00	$1,912,000	$—
	DBEP	30.00	10,308,000	—
Kirk R. Malmberg (2)	Pension Plan	21.83	1,538,000	—
	DBEP	21.83	3,793,000	—
Robert F. Dozier, Jr. (3)	Pension Plan	—	—	—
	DBEP	6.50	407,000	—
Robert S. Kovach (2)	Pension Plan	30.00	1,357,000	—
	DBEP	30.00	563,000	—
Reginald O'Shields	Pension Plan	15.58	728,000	—
	DBEP	15.58	957,000	—
Cathy C. Adams	Pension Plan	30.00	2,291,000	—
	DBEP	30.00	6,827,000	—
Robert C. Bennett	Pension Plan	9.08	484,000	—
	DBEP	9.08	231,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2018, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 4.22 percent discount rate; a 3.67 percent discount rate was used to calculate benefits under the DBEP.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago and for Mr. Kovach include 23.8 years credited for prior service earned while employed by FHLBank Pittsburgh. The incremental value of this prior service, as valued in the Bank’s DBEP, using the methodology described in note 1, is $699,000 for Mr. Malmberg and $410,000 for Mr. Kovach.
(3) As noted above, Mr. Dozier is not eligible to participate in the Pension Plan.

Deferred Compensation
Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective DCP. Additionally, each named executive officer is also eligible to participate in the Bank’s consolidated non-qualified Benefit Equalization Plan (BEP). The BEP includes both a defined contribution component (DCBEP) described below and a DBEP described above. Directors are eligible to participate in the DCP but are not eligible to participate in the BEP.
The DCP permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank’s 401(k) Plan. DCP participants also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the DCP may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the DCP. Mr. McMullan, Mr. Malmberg, Mr. Dozier, Ms. Adams, and Mr. Bennett participated in the DCP for the year ended December 31, 2018.
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
The board amended the DCBEP, effective January 1, 2017, to:

•	increase the amount that the Bank contributes to Mr. Dozier under the Bank’s 401(k) Plan and DCBEP by two percent;

•	permit Mr. Dozier to participate in the DCBEP outside of the 401(k) benefit limits imposed by the Internal Revenue Service; and

•	provide an additional contribution by the Bank of 12.0 percent of Mr. Dozier’s ICP awards to the DCBEP.

The board amended the Benefit Equalization Plan (BEP), effective January 1, 2018, to:

•
provide that any executive hired or promoted to the level of senior vice president or higher after January 1, 2018 (“eligible executives”), will not be eligible to receive the defined benefit feature of the BEP and will instead receive a Bank contribution of up to 10.0 percent applied to both annual base pay and ICP award amounts under the defined contribution portion of the BEP;

•	provide eligible executives with a contribution equivalent to 10.0 percent of base pay offset by contributions to the 401(k) Plan; and

•	provide eligible executives with a contribution equivalent to 10.0 percent of incentive compensation.

The following table presents compensation earned and deferred in 2018, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2018 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
W. Wesley McMullan	$456,982	$34,685	$19,395	$(771,329)	$2,356,243
Kirk R. Malmberg	79,500	14,700	(46,355)	—	1,374,860
Robert F. Dozier, Jr.	34,599	78,249	(12,017)	—	196,271
Robert S. Kovach	97,000	18,692	(86,707)	—	1,167,666
Reginald O'Shields	52,500	15,565	(27,520)	—	425,769
Cathy C. Adams	184,881	12,052	(70,279)	—	1,774,909
Robert C. Bennett	59,362	7,100	5,454	(184,225)	48,789
____________
(1) Amounts under column (b) are included in salary reported for 2018 in column (c) of the 2018 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2018 in column (g) of the 2018 Summary Compensation Table.
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
The following table presents information about potential payments to Mr. McMullan under his Employment Agreement in the event his employment had terminated on December 31, 2018. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise. None of the other executive officers had a severance arrangement with the Bank in 2018.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2018 ICP Award	Deferred Incentive for Prior Periods (1)	Annual Base Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	814,470	844,578	835,000	45,540	—	—	2,539,588
Resignation For Good Reason	814,470	844,578	835,000	45,540	—	—	2,539,588
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

•
Amounts accrued and vested through the Bank’s Pension Plan and the DBEP (the Bank’s qualified and non-qualified defined benefit plans). Up to three months of incremental service under the Bank’s Pension Plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay.

•
Amounts accrued and vested through the 401(k) Plan and the DCBEP (the Bank’s qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank’s DCP.

•	Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.
In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his/her beneficiary may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate. Named executive officers also are entitled to receive death benefit payments under the Pension Plan and the Excess Plan, as described under “Retirement Benefits—Death Benefits.”

Ms. Adams and Mr. Bennett both retired from the Bank in November 2018.  As disclosed in the Summary Compensation Table, Mr. Bennett and Ms. Adams received cash-out payments of $33,857 and $29,017, respectively, for their accrued annual leave, and Mr. Bennett received a severance payment of $398,500, equivalent to 12 months of his then current salary.
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board designated Messrs. McMullan, Malmberg, and Dozier, as participants in the Severance Plan.
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

The Severance Plan defines “cause” to include:

•	the participant’s failure to perform substantially his/her duties;

•	the participant’s engagement in illegal conduct or willful misconduct injurious to the Bank;

•	the participant’s material violation of law or regulation or of the Bank’s written policies or guidelines;

•	a written request from the Finance Agency requesting that the Bank terminate the participant’s employment;

•	crimes involving a felony, fraud or other dishonest acts;

•	certain other notices from or actions by the Finance Agency;

•	the participant’s breach of fiduciary duty or breach of certain covenants in the Severance Plan; and

•	the participant’s refusal to comply with a lawful directive from the CEO or the board of directors.

The Severance Plan defines “good reason” to include:

•	a material diminution in the participant’s base salary or in his/her duties or authority;

•	the Bank requiring the participant to be based at any office or location other than in Atlanta, Georgia; or

•	or a material breach of the Severance Plan by the Bank.

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
These payments and benefits include the following:

•	The CEO would receive a cash payment equal to 2.5 times his/her annual base salary amount.

•	An executive vice president would receive a cash payment equal to 1.75 times his/her annual base salary amount.

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

In addition, the CEO would receive a cash payment equivalent to 24 months of health continuation coverage, and executive vice presidents would receive a cash payment equivalent to 18 months of health continuation coverage.
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

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Messrs. McMullan, Malmberg, and Dozier, each executed a participation agreement to become participants in the Severance Plan, effective January 1, 2017.
CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. McMullan, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2017 by examining the 2017 base pay for all 325 individuals, excluding the CEO, who were employed by the Bank on December 1, 2017 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2017). For 2018, the Bank determined to use the same median employee in its pay ratio calculation because there has not been a change in the Bank’s employee population or employee compensation arrangements that it believes would significantly impact the pay ratio disclosure. The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2018 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2018, the Bank’s median employee total annual compensation was $123,140; the CEO’s total annual compensation was $2,713,412; and the ratio of CEO to median employee compensation was 22.0 to 1.
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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; in 2018, these expenses totaled $34,802.
During 2018, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2018 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$130,000
Vice Chairman of the Board	120,000
Chairman of the Audit Committee	115,000
Other Committee Chairmen (excluding Audit and Executive)	110,000
All Other Directors	100,000
Under the 2018 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 11, 2017 and ended February 1, 2018 (the day of the first scheduled in-person board meeting for 2018). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 16, 2018 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2018 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity for each director. No increase could exceed the applicable annual compensation cap.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2018.

2018 Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c) (1)	All Other Compensation (d)	Total (e)
Brian E. Argrett	$100,000	$—	*	$100,000
Travis Cosby, III	115,000	—	*	115,000
Suzanne S. DeFerie	110,000	—	*	110,000
R. Thornwell Dunlap, III	110,000	—	*	110,000
F. Gary Garczynski	130,000	—	*	130,000
William C. Handorf	110,000	—	*	110,000
Scott C. Harvard	100,000	—	*	100,000
Jonathan Kislak(2)	100,000	—	*	100,000
LaSalle D. Leffall, III	100,000	—	*	100,000
Kim C. Liddell	110,000	—	*	110,000
Miriam Lopez	100,000	—	*	100,000
John B. Rucker	100,000	2,305	*	102,305
Robert L. Strickland, Jr.	110,000	—	*	110,000
Richard A. Whaley	120,000	1,588	*	121,588
____________
(1) Directors are eligible to participate in the Bank’s DCP. Directors Dunlap, Lopez, Rucker, and Whaley elected to defer compensation during 2018.
(2) At the request of the director, the amount in column (b) was paid to a charity of his choosing.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, guest travel, certain activities at business functions, and matching contributions under the Bank’s Once For All charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.
In September 2018, the board of directors approved the 2019 Directors’ Compensation Policy, which is similar to the 2018 policy, with the same annual compensation limits as the 2018 policy.

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2018	$3,656	$1,167	$469	$191	$3	$1	$5,487
December 31, 2017	3,346	1,233	445	128	2	1	5,155
December 31, 2016	3,393	1,100	366	94	2	1	4,956
December 31, 2015	3,557	1,094	368	81	1	14	5,115
December 31, 2014	3,821	872	381	75	1	19	5,169

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2019.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Navy Federal Credit Union	5,392,137	11.00
820 Follin Lane
Vienna, VA 22180
Bank of America, National Association	5,360,217	10.93
100 North Tryon Street
Charlotte, NC 28255
SunTrust Bank	4,295,153	8.76
25 Park Place
Atlanta, GA 30302
TIAA, FSB	3,907,425	7.97
501 Riverside Avenue
Jacksonville, FL 32202
Regions Bank	3,465,695	7.07
1900 Fifth Avenue North
Birmingham, AL 35203

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2019.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
First Bank	Southern Pines, NC	200,358	0.41
First Florida Integrity Bank	Naples, FL	12,257	0.03
First Bank	Strasburg, VA	7,628	0.02
Citizens Bank of Americus	Americus, GA	6,114	0.01
Community Bankers' Bank	Midlothian, VA	5,799	0.01
City First Bank of D.C., National Association	Washington, DC	4,273	0.01
First Community Bank of Central Alabama	Wetumpka, AL	4,113	0.01
Countybank	Greenwood, SC	4,038	0.01
1880 Bank	Cambridge, MD	3,235	0.01

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed (or accrued) to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2018	2017
Audit fees(1)	$802	$778
Audit-related fees(2)	50	41
All other fees(3)	3	3
Total fees	$855	$822
____________
(1) Audit fees and expenses for the years ended December 31, 2018 and 2017 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2018 and 2017 were for certain FHLBank System assurance and related services, certain costs related to the adoption of newly issued accounting guidance, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2018 and 2017 relate to the annual license for PwC’s accounting research software and disclosure checklist.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $64,292 and $58,384 in 2018 and 2017, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2018 and 2017.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2018 and 2017, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2018 and 2017
Statements of Income for the Years Ended December 31, 2018, 2017, and 2016
Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016
Statements of Capital Accounts for the Years Ended December 31, 2018, 2017, and 2016
Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016
Notes to Financial Statements

(b)	Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Exhibit	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	3.1	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through January 28, 2016).	8-K	3.1	2/1/16
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	99.2	8/5/11
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*	10-K	10.1	3/8/18
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	10.1	1/9/09
10.3	Form of Officer and Director Indemnification Agreement.*	10-12G	10.5	3/17/06
10.4	Federal Home Loan Bank of Atlanta 2019 Directors’ Compensation Policy.*+
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012).*	10-K	10.8	3/23/12
10.6	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan.*	10-K	10.6	3/14/14
10.7	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.	10-K	10.7	3/9/17
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	10.8	3/9/17
10.9	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	99.1	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
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

Federal Home Loan Bank of Atlanta

Date:	March 7, 2019	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 7, 2019	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 7, 2019	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer

Date:	March 7, 2019	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 7, 2019	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Chair of the Board of Directors

Date:	March 7, 2019	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Vice Chair of the Board of Directors

Date:	March 7, 2019	By /s/ Brian E. Argrett
Name: Brian E. Argrett
Title: Director

Date:	March 7, 2019	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 7, 2019	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 7, 2019	By /s/ R. Thornwell Dunlap, III
Name: Thornwell Dunlap, III
Title: Director

Date:	March 7, 2019	By /s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Director

Date:	March 7, 2019	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 7, 2019	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 7, 2019	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 7, 2019	By /s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 7, 2019	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 7, 2019	By __________________ *
Name: Garrett S. Richter
Title: Director

Date:	March 7, 2019	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

*	Mr. Richter joined the board of directors effective January 1, 2019. Given the short time period between his election and the date of this report, Mr. Richter was not asked to sign this report.