Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Atlanta
filed 2019-05-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51845
 ____________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2019 was 49,969,584.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2019	As of December 31, 2018
Assets
Cash and due from banks	$70	$35
Interest-bearing deposits (including deposits with other FHLBanks of $5 and $20 as of March 31, 2019 and December 31, 2018, respectively)	3,444	6,782
Securities purchased under agreements to resell	4,500	3,750
Federal funds sold	12,775	8,978
Investment securities:
Trading securities	1,055	55
Available-for-sale securities	823	865
Held-to-maturity securities (fair value of $24,149 and $23,846 as of March 31, 2019 and December 31, 2018, respectively)	24,184	23,879
Total investment securities	26,062	24,799
Advances	90,929	108,462
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	347	361
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	346	360
Loan to another FHLBank	—	500
Accrued interest receivable	261	295
Derivative assets	380	314
Other assets	173	201
Total assets	$138,940	$154,476
Liabilities
Interest-bearing deposits	$1,163	$1,176
Consolidated obligations, net:
Discount notes	61,166	66,025
Bonds	69,186	79,114
Total consolidated obligations, net	130,352	145,139
Mandatorily redeemable capital stock	1	1
Accrued interest payable	217	204
Affordable Housing Program payable	89	85
Derivative liabilities	13	17
Other liabilities	182	207
Total liabilities	132,017	146,829
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 as of March 31, 2019 and December 31, 2018	913	891
Subclass B2 issued and outstanding shares: 39 and 46 as of March 31, 2019 and December 31, 2018, respectively	3,840	4,595
Total capital stock Class B putable	4,753	5,486
Retained earnings:
Restricted	484	463
Unrestricted	1,642	1,647
Total retained earnings	2,126	2,110
Accumulated other comprehensive income	44	51
Total capital	6,923	7,647
Total liabilities and capital	$138,940	$154,476

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2019	2018
Interest income
Advances	$656	$455
Interest-bearing deposits	28	14
Securities purchased under agreements to resell	26	6
Federal funds sold	78	49
Trading securities	1	—
Available-for-sale securities	23	26
Held-to-maturity securities	172	127
Mortgage loans	4	6
Total interest income	988	683
Interest expense
Consolidated obligations:
Discount notes	372	224
Bonds	466	320
Interest-bearing deposits	6	4
Total interest expense	844	548
Net interest income	144	135
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	—
Net impairment losses recognized in earnings	(1)	—
Net gains (losses) on trading securities	1	(1)
Net (losses) gains on derivatives and hedging activities	(2)	22
Standby letters of credit fees	7	6
Other	2	—
Total noninterest income	7	27
Noninterest expense
Compensation and benefits	20	20
Other operating expenses	9	9
Finance Agency	3	2
Office of Finance	2	2
Other	5	2
Total noninterest expense	39	35
Income before assessment	112	127
Affordable Housing Program assessment	11	13
Net income	$101	$114

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2019	2018
Net income	$101	$114
Other comprehensive loss income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(9)	(16)
Reclassification of noncredit portion of impairment losses included in net income	1	—
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(8)	(16)
Pension and postretirement benefit plans	1	1
Total other comprehensive loss	(7)	(15)
Total comprehensive income	$94	$99

The accompanying notes are an integral part of these financial statements

.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	35	3,495	—	—	—	—	3,495
Repurchase/redemption of capital stock	(40)	(3,869)	—	—	—	—	(3,869)
Net shares reclassified to mandatorily redeemable capital stock	—	(32)	—	—	—	—	(32)
Comprehensive income (loss)	—	—	23	91	114	(15)	99
Cash dividends on capital stock	—	—	—	(65)	(65)	—	(65)
Balance, March 31, 2018	47	$4,748	$403	$1,649	$2,052	$95	$6,895

Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
Issuance of capital stock	20	2,029	—	—	—	—	2,029
Repurchase/redemption of capital stock	(27)	(2,762)	—	—	—	—	(2,762)
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	21	80	101	(7)	94
Cash dividends on capital stock	—	—	—	(85)	(85)	—	(85)
Balance, March 31, 2019	48	$4,753	$484	$1,642	$2,126	$44	$6,923

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$101	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(53)	8
Net change in fair value adjustment on derivatives and related hedging activities	(295)	179
Net change in fair value adjustment on trading securities	(1)	1
Net impairment losses recognized in earnings	1	—
Net change in:
Accrued interest receivable	34	(27)
Other assets	25	22
Affordable Housing Program payable	3	3
Accrued interest payable	14	2
Other liabilities	(25)	(33)
Total adjustments	(297)	155
Net cash (used in) provided by operating activities	(196)	269
Investing activities
Net change in:
Interest-bearing deposits	3,369	(475)
Securities purchased under agreements to resell	(750)	(3,500)
Federal funds sold	(3,797)	(1,348)
Loan to another FHLBank	500	200
Trading securities:
Purchases of long-term	(999)	—
Available-for-sale securities:
Proceeds from principal collected	48	51
Held-to-maturity securities:
Proceeds from principal collected	891	1,273
Purchases of long-term	(1,196)	(2,945)
Advances:
Proceeds from principal collected	99,457	140,699
Made	(81,655)	(130,323)
Mortgage loans:
Proceeds from principal collected	14	19
Proceeds from sale of foreclosed assets	—	1
Purchases of premises, equipment, and software	—	(1)
Net cash provided by investing activities	15,882	3,651

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2019	2018
Financing activities
Net change in interest-bearing deposits	3	3
Net payments on derivatives containing a financing element	—	(1)
Proceeds from issuance of consolidated obligations:
Discount notes	274,674	280,479
Bonds	13,719	14,051
Payments for debt issuance costs	(4)	(3)
Payments for maturing and retiring consolidated obligations:
Discount notes	(279,491)	(275,982)
Bonds	(23,734)	(24,275)
Proceeds from issuance of capital stock	2,029	3,495
Payments for repurchase/redemption of capital stock	(2,762)	(3,869)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(30)
Cash dividends paid	(85)	(65)
Net cash used in financing activities	(15,651)	(6,197)
Net increase (decrease) in cash and due from banks	35	(2,277)
Cash and due from banks at beginning of the period	35	2,357
Cash and due from banks at end of the period	$70	$80
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$871	$523
Affordable Housing Program assessment, net	$8	$9
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$—	$32
Held-to-maturity securities acquired with accrued liabilities	$—	$97
Transfers of mortgage loans to real estate owned	$—	$1

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, which are contained in the Bank’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 7, 2019 (Form 10-K).

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2018 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2019, except for policy updates related to new accounting guidance for derivatives and hedging activities, which is described in Note 13—Derivatives and Hedging Activities to the Bank’s interim financial statements, and leases which is described below.

Beginning on January 1, 2019, as a result of adopting new accounting guidance for leases, the Bank recognized right-of-use assets and lease liabilities on its existing leases. The adoption of this guidance did not have a material impact on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued and Adopted Accounting Guidance

The following tables provide a summary of accounting guidance issued by the Financial Accounting Standards Board that was adopted, and recently issued guidance not yet adopted, which may impact the Bank’s financial statements.

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
January 1, 2020 Early adoption is permitted
The Bank does not intend to adopt this guidance early. The Bank has completed its preliminary assessment of the impact of this guidance on all its financial assets, including advances, investments, and other financial assets, and does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations. However, the Bank will continue to evaluate this guidance, as well as the economic conditions and forecasts at the time of adoption. The ultimate impact on the Bank’s financial condition and results of operations will depend upon the composition of the financial assets held by the Bank at the adoption date, as well as the economic conditions and forecasts at that time.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of March 31, 2019	As of December 31, 2018
U.S. Treasury obligations	$999	$—
Government-sponsored enterprises debt obligations	56	55
Total	$1,055	$55

The following table presents net gains (losses) on trading securities.

	For the Three Months Ended March 31,
	2019	2018
Net gains (losses) on trading securities held at period end	$1	$(1)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2019	$758	$—	$65	$—	$823
As of December 31, 2018	$793	$(1)	$73	$—	$865
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2019	1	$3	$—	2	$4	$—	3	$7	$—
As of December 31, 2018	1	$3	$—	2	$4	$(1)	3	$7	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2019	$521	$—	$47	$—	$568
As of December 31, 2018	$539	$—	$54	$—	$593

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	3,172	4	(1)	3,175	2,672	5	(2)	2,675
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	112	1	—	113	118	2	—	120
Government-sponsored enterprises residential	8,991	31	(40)	8,982	9,304	40	(43)	9,301
Government-sponsored enterprises commercial	11,516	3	(36)	11,483	11,368	4	(41)	11,331
Private-label residential	392	4	(1)	395	416	4	(2)	418
Total	$24,184	$43	$(78)	$24,149	$23,879	$55	$(88)	$23,846

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of March 31, 2019
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	—	$—	$—	1	$1	$—	1	$1	$—
Government-sponsored enterprises debt obligations	12	1,204	(1)	1	100	—	13	1,304	(1)
Mortgage-backed securities:
Government-sponsored enterprises residential	70	1,784	(6)	22	2,568	(34)	92	4,352	(40)
Government-sponsored enterprises commercial	43	6,906	(30)	34	1,310	(6)	77	8,216	(36)
Private-label residential	22	98	—	13	37	(1)	35	135	(1)
Total	147	$9,992	$(37)	71	$4,016	$(41)	218	$14,008	$(78)

	As of December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	—	$—	$—	1	$1	$—	1	$1	$—
Government-sponsored enterprises debt obligations	12	1,235	(1)	1	99	(1)	13	1,334	(2)
Mortgage-backed securities:
Government-sponsored enterprises residential	54	2,704	(13)	22	1,382	(30)	76	4,086	(43)
Government-sponsored enterprises commercial	58	7,406	(34)	18	1,015	(7)	76	8,421	(41)
Private-label residential	26	139	(1)	11	25	(1)	37	164	(2)
Total	150	$11,484	$(49)	53	$2,522	$(39)	203	$14,006	$(88)

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

	As of March 31, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$597	$597	$225	$225
Due after one year through five years	2,315	2,316	2,057	2,058
Due after five years through 10 years	201	203	331	333
Due after 10 years	60	60	60	60
Total non-mortgage-backed securities	3,173	3,176	2,673	2,676
Mortgage-backed securities	21,011	20,973	21,206	21,170
Total	$24,184	$24,149	$23,879	$23,846

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2019	$87	$1	$(1)	$87
As of December 31, 2018	$91	$1	$(1)	$91

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

	For the Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$335	$394
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	—
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(14)	(16)
Balance, end of period	$322	$378

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2019	As of December 31, 2018
Overdrawn demand deposit accounts	$—	$33
Due in one year or less	52,086	72,300
Due after one year through two years	15,962	13,298
Due after two years through three years	4,584	5,403
Due after three years through four years	4,722	4,678
Due after four years through five years	4,509	3,997
Due after five years	8,749	8,705
Total par value	90,612	108,414
Deferred prepayment fees	(15)	(17)
Discount on AHP (1) advances	(4)	(4)
Discount on EDGE (2) advances	(2)	(2)
Hedging adjustments	338	71
Total	$90,929	$108,462

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of March 31, 2019	As of December 31, 2018
Overdrawn demand deposit accounts	$—	$33
Due or convertible in one year or less	52,919	73,009
Due or convertible after one year through two years	16,049	13,484
Due or convertible after two years through three years	4,606	5,437
Due or convertible after three years through four years	4,704	4,642
Due or convertible after four years through five years	4,444	3,951
Due or convertible after five years	7,890	7,858
Total par value	$90,612	$108,414

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2019	As of December 31, 2018
Fixed-rate:
Due in one year or less	$28,110	$40,578
Due after one year	25,206	24,043
Total fixed-rate	53,316	64,621
Variable-rate:
Due in one year or less	23,976	31,755
Due after one year	13,320	12,038
Total variable-rate	37,296	43,793
Total par value	$90,612	$108,414

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $65,680 and $80,211 as of March 31, 2019 and December 31, 2018, respectively. This concentration represented 72.5 percent and 74.0 percent of total advances outstanding as of March 31, 2019 and December 31, 2018, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2019 and December 31, 2018. No advance was past due as of March 31, 2019 and December 31, 2018.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2019	As of December 31, 2018
Medium-term (15 years or less)	$7	$8
Long-term (greater than 15 years)	340	353
Total unpaid principal balance	347	361
Premiums	1	1
Discounts	(1)	(1)
Total	$347	$361

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2019	As of December 31, 2018
Conventional mortgage loans	$324	$338
Government-guaranteed or insured mortgage loans	23	23
Total unpaid principal balance	$347	$361

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$1	$1
Provision for credit losses	—	—
Balance, end of period	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of March 31, 2019	As of December 31, 2018
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$9	$9
Collectively evaluated for impairment	316	330
Total recorded investment	$325	$339

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of March 31, 2019
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$10	$2	$12
Past due 60-89 days	2	1	3
Past due 90 days or more	6	—	6
Total past due mortgage loans	18	3	21
Total current mortgage loans	307	20	327
Total mortgage loans (1)	$325	$23	$348
Other delinquency statistics:
In process of foreclosure (2)	$2	$—	$2
Seriously delinquent rate (3)	1.77%	0.68%	1.70%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$6	$—	$6
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2019	As of December 31, 2018
Fixed-rate	$23,032	$21,217
Step up/down	3,370	4,379
Simple variable-rate	42,853	53,670
Total par value	$69,255	$79,266

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2019		As of December 31, 2018
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$46,956	2.35	$55,386	2.26
Due after one year through two years	10,197	2.27	13,292	2.30
Due after two years through three years	2,921	2.52	3,387	2.44
Due after three years through four years	3,910	2.28	3,884	2.27
Due after four years through five years	3,368	2.86	1,429	2.87
Due after five years	1,903	3.22	1,888	3.23
Total par value	69,255	2.39	79,266	2.31
Premiums	6		7
Discounts	(23)		(18)
Hedging adjustments	(52)		(141)
Total	$69,186		$79,114

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2019	As of December 31, 2018
Noncallable	$53,732	$65,237
Callable	15,523	14,029
Total par value	$69,255	$79,266

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2019	As of December 31, 2018
Due or callable in one year or less	$57,283	$65,560
Due or callable after one year through two years	8,118	10,874
Due or callable after two years through three years	834	982
Due or callable after three years through four years	400	429
Due or callable after four years through five years	1,367	168
Due or callable after five years	1,253	1,253
Total par value	$69,255	$79,266

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2019	$61,166	$61,417	2.42
As of December 31, 2018	$66,025	$66,270	2.33

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2019		As of December 31, 2018
	Required	Actual	Required	Actual
Risk-based capital	$1,633	$6,880	$1,654	$7,597
Total regulatory capital ratio	4.00%	4.95%	4.00%	4.92%
Total regulatory capital (1)	$5,558	$6,880	$6,179	$7,597
Leverage capital ratio	5.00%	7.43%	5.00%	7.38%
Leverage capital	$6,947	$10,321	$7,724	$11,396
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2019 and 2018.

	2019		2018
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$85	6.47	$65	5.16

Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$1	$1
Net reclassification from capital during the period	—	32
Repurchase/redemption of mandatorily redeemable capital stock	—	(30)
Balance, end of period	$1	$3

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of March 31, 2019	As of December 31, 2018
Due after three years through four years	$1	$—
Due after four years through five years	—	1
Total	$1	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(24)	$134	$110
Other comprehensive income before reclassifications:
Net change in fair value	—	(16)	(16)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(16)	(15)
Balance, March 31, 2018	$(23)	$118	$95

Balance, December 31, 2018	$(21)	$72	$51
Other comprehensive income before reclassifications:
Net change in fair value	—	(9)	(9)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(8)	(7)
Balance, March 31, 2019	$(20)	$64	$44

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 13—Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest-rate risk primarily from the effect of interest-rate changes on its interest-earning assets and on its interest-bearing liabilities that finance these assets. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest-rate changes that it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of its interest-earning assets and funding sources. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits.

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 17—Derivatives and Hedging Activities to the 2018 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2019			As of December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$50,790	$76	$87	$50,427	$32	$151
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	657	4	4	1,008	3	11
Interest-rate caps or floors	8,083	1	—	8,083	1	1
Total derivatives not designated as hedging instruments	8,740	5	4	9,091	4	12
Total derivatives before netting and collateral adjustments	$59,530	81	91	$59,518	36	163
Netting adjustments and cash collateral (2)		299	(78)		278	(146)
Derivative assets and derivative liabilities		$380	$13		$314	$17
___________
(1) Includes variation margin for daily settled contracts of $322 and $21 as of March 31, 2019 and December 31, 2018, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $402 and $433 as of March 31, 2019 and December 31, 2018, respectively. Cash collateral received and related accrued interest was $25 and $9 as of March 31, 2019 and December 31, 2018, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Beginning on January 1, 2019, as a result of adopting new accounting guidance related to derivatives and hedging activities, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in noninterest income as net gains (losses) on derivatives and hedging activities. The change in fair value of the derivative hedging instruments and the related hedged items increased net interest income by $1 for the three months ended March 31, 2019.

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended March 31, 2019
	Interest Income/Expense
	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$656	$(466)
Net interest income effect from fair value hedging relationships
Interest-rate contracts:
Derivatives (1)	$(250)	$67
Hedged items	268	(89)
Total net interest income effect from fair value hedging relationships	$18	$(22)
____________
(1) Includes net interest settlements.

	For the Three Months Ended March 31, 2018 (2)
	Interest Income/Expense			Noninterest Income
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net gains (losses) on derivatives and hedging activities
Interest-rate contracts:
Derivatives (1)	$(33)	$4	$(1)	$206
Hedged items	—	—	—	(187)
Net (losses) gains on fair value hedging relationships	$(33)	$4	$(1)	$19
___________
(1) Includes net interest settlements.
(2) Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of March 31, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$29,780	$324	$14	$338
Consolidated obligations:
Bonds	20,758	(52)	—	(52)
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents net gains (losses) related to derivatives and hedging activities recorded in noninterest income (loss) on the Statements of Income. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in noninterest income (loss) for periods prior to January 1, 2019.

	For the Three Months Ended March 31,
	2019	2018
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	N/A (1)	$19
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(1)	3
Interest-rate caps or floors	(1)	1
Net interest settlements	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	(2)	3
Net (losses) gains on derivatives and hedging activities	$(2)	$22

__________
(1) Not applicable due to new hedge accounting guidance adopted January 1, 2019.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2019 was $6, for which the Bank was not required to post collateral as of March 31, 2019. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $1 of collateral at fair value to its uncleared derivative counterparties as of March 31, 2019.

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

	As of March 31, 2019		As of December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$45	$88	$35	$128
Cleared derivatives	36	3	1	35
Total gross recognized amount	81	91	36	163
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(43)	(75)	(33)	(111)
Cleared derivatives	342	(3)	311	(35)
Total gross amounts of netting adjustments and cash collateral	299	(78)	278	(146)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	2	13	2	17
Cleared derivatives	378	—	312	—
Total net amounts after netting adjustments and cash collateral	380	13	314	17
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	1	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	1	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	1	13	2	17
Cleared derivatives	378	—	312	—
Total net unsecured amount (1)	$379	$13	$314	$17
____________
(1) The Bank had net credit exposure of $1 and $2 as of March 31, 2019 and December 31, 2018, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2019 and December 31, 2018.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of March 31, 2019 and December 31, 2018.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of March 31, 2019 and December 31, 2018.

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

	As of March 31, 2019
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$999	$—	$—	$999
Government-sponsored enterprises debt obligations	—	56	—	—	56
Total trading securities	$—	$1,055	$—	$—	$1,055
Available-for-sale securities:
Private-label residential MBS	$—	$—	$823	$—	$823
Derivative assets:
Interest-rate related	—	81	—	299	380
Grantor trust (included in Other assets)	45	—	—	—	45
Total assets at fair value	$45	$1,136	$823	$299	$2,303
Liabilities
Derivative liabilities:
Interest-rate related	$—	$91	$—	$(78)	$13
Total liabilities at fair value	$—	$91	$—	$(78)	$13
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

	For the Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$865	$1,104
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	—
Included in other comprehensive income	(8)	(16)
Accretion of credit losses in net interest income	15	16
Settlements	(48)	(51)
Balance, end of period	$823	$1,053
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2019 and December 31, 2018. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2019 and December 31, 2018.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2019 and December 31, 2018. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$70	$70	$70	$—	$—	$—
Interest-bearing deposits	3,444	3,444	—	3,444	—	—
Securities purchased under agreements to resell	4,500	4,500	—	4,500	—	—
Federal funds sold	12,775	12,775	—	12,775	—	—
Trading securities	1,055	1,055	—	1,055	—	—
Available-for-sale securities	823	823	—	—	823	—
Held-to-maturity securities	24,184	24,149	—	23,754	395	—
Advances	90,929	91,017	—	91,017	—	—
Mortgage loans held for portfolio, net	346	363	—	363	—	—
Accrued interest receivable	261	261	—	261	—	—
Derivative assets	380	380	—	81	—	299
Grantor trust assets (included in Other assets)	45	45	45	—	—	—
Liabilities:
Interest-bearing deposits	1,163	1,163	—	1,163	—	—
Consolidated obligations, net:
Discount notes	61,166	61,164	—	61,164	—	—
Bonds	69,186	69,262	—	69,262	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	217	217	—	217	—	—
Derivative liabilities	13	13	—	91	—	(78)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $880,223 and $886,081 as of March 31, 2019 and December 31, 2018, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2019 and December 31, 2018. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2019 and December 31, 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2019			As of December 31, 2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$11,615	$15,894	$27,509	$12,334	$17,974	$30,308
Commitments to fund additional advances	30	—	30	48	—	48
Unsettled consolidated obligation bonds, at par (2)	1,015	—	1,015	640	—	640
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	750	—	750
____________

(1)
“Expire Within One Year” includes 14 standby letters of credit for a total of $37 as of March 31, 2019 and December 31, 2018, which have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $88 and $102 as of March 31, 2019 and December 31, 2018, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 16—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible housing associates under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio were purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loans purchased. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of March 31, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Navy Federal Credit Union	$527	11.08	$12,040	13.29	$99	8.47
Bank of America, National Association	515	10.83	11,759	12.98	—	0.01

	As of December 31, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$855	15.58	$19,759	18.23	$—	0.01
Navy Federal Credit Union	570	10.39	13,058	12.04	—	0.04

Note 17—Subsequent Events

On April 25, 2019, the Bank's board of directors approved a cash dividend for the first quarter of 2019. The Bank paid the first quarter 2019 dividend on April 29, 2019 in the amount of $81.

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

Forward-looking statements may include statements related to, among others, the interest-rate environment, demand for Bank advances and FHLBank consolidated obligations, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, the impact of changes in product offerings, the impact of housing reform and other regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2019 and December 31, 2018, and results of operations for the first quarter of 2019 and 2018. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2018.

Executive Summary

Financial Condition

As of March 31, 2019, total assets were $138.9 billion, a decrease of $15.5 billion, or 10.1 percent, from December 31, 2018. This decrease was primarily due to a $17.5 billion, or 16.2 percent, decrease in advances, partially offset by a $2.5 billion, or 5.58 percent, increase in total investments.

As of March 31, 2019, total liabilities were $132.0 billion, a decrease of $14.8 billion, or 10.1 percent, from December 31, 2018. This decrease was primarily due to a $14.8 billion, or 10.2 percent, decrease in consolidated obligations as a result of lower advances balances as of March 31, 2019.

As of March 31, 2019, total capital was $6.9 billion, a decrease of $724 million, or 9.47 percent, from December 31, 2018. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during this period.

Results of Operations

The Bank recorded net interest income of $144 million for the first quarter of 2019, an increase of $9 million, or 6.23 percent, from net interest income of $135 million for the same period in 2018. This increase in net interest income during the first quarter of 2019, compared to the same period in 2018, was primarily due to changes in interest rates which impacted interest-earning assets more than the corresponding impact to interest-bearing liabilities.

The Bank recorded net income of $101 million for the first quarter of 2019, a decrease of $13 million, or 11.6 percent, from net income of $114 million for the same period in 2018. This decrease primarily related to the Bank recording $22 million of net gains on derivatives and hedging activities during the first quarter of 2018, compared to recording a $2 million net loss on derivatives and hedging activities during the first quarter of 2019. The net gains on derivatives and hedging activities were primarily the result of changes in interest rates during the period.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.72 percent for the first quarter of 2019, compared to 6.01 percent for the same period in 2018. The decrease in ROE was primarily due to the decrease in net income during the period. ROE spread to three-month average LIBOR was 303 basis points for the first quarter of 2019, compared to 408 basis points for the same period in 2018. The decrease in the ROE spread to three-month average LIBOR was primarily due to the increase in three-month average LIBOR during the first quarter of 2019, compared to the same period in 2018.

The Bank’s interest-rate spread was 28 basis points for the first quarter of 2019 and 2018.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Management continues to be focused and engaged on developing and implementing an effective transition away from LIBOR. During the first quarter of 2019, the Bank adopted a formal multi-year LIBOR phase-out transition plan, which includes governance, risk management, legal, operational, systems and operations, and other aspects of planning for the transition.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Statements of Condition (at period end)
Total assets	$138,940	$154,476	$155,591	$154,171	$140,460
Advances	90,929	108,462	109,746	104,537	91,733
Investments (1)	46,781	44,309	44,680	47,629	47,483
Mortgage loans held for portfolio	347	361	377	395	417
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	1,163	1,176	965	1,069	1,213
Consolidated obligations, net:
Discount notes (2)	61,166	66,025	62,632	65,353	54,659
Bonds (2)	69,186	79,114	83,761	79,812	77,160
Total consolidated obligations, net (2)	130,352	145,139	146,393	145,165	131,819
Mandatorily redeemable capital stock	1	1	2	2	3
Affordable Housing Program payable	89	85	85	80	80
Capital stock - putable	4,753	5,486	5,557	5,300	4,748
Retained earnings	2,126	2,110	2,104	2,079	2,052
Accumulated other comprehensive income	44	51	91	95	95
Total capital	6,923	7,647	7,752	7,474	6,895
Statements of Income (for the period ended)
Net interest income (3)	144	152	143	131	135
Net impairment losses recognized in earnings	(1)	(2)	—	(1)	—
Net gains (losses) on trading securities	1	1	—	(1)	(1)
Net (losses) gains on derivatives and hedging activities (3)	(2)	(20)	13	14	22
Standby letters of credit fees	7	6	6	7	6
Other income	2	(1)	—	2	—
Noninterest expense	39	38	44	33	35
Income before assessment	112	98	118	119	127
Affordable Housing Program assessment	11	10	11	12	13
Net income	101	88	107	107	114
Performance Ratios (%)
Return on equity (4)	5.72	4.73	5.68	5.73	6.01
Return on assets (5)	0.28	0.24	0.28	0.28	0.29
Net interest margin (6)	0.40	0.41	0.38	0.34	0.35
Regulatory capital ratio (at period end) (7)	4.95	4.92	4.92	4.79	4.84
Equity to assets ratio (8)	4.95	5.00	4.96	4.89	4.89
Dividend payout ratio (9)	84.73	92.42	77.16	74.36	56.86

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2019	$880,223
December 31, 2018	886,081
September 30, 2018	872,256
June 30, 2018	914,286
March 31, 2018	887,057

(3) The Bank adopted new accounting guidance related to derivatives and hedging activities effective January 1, 2019. The impact of this guidance changed the presentation of net interest income as described in Note 13—Derivatives and Hedging Activities to the Bank’s interim financial statements.
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

	As of March 31, 2019		As of December 31, 2018		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$90,929	65.44	$108,462	70.21	$(17,533)	(16.17)
Investment securities	26,062	18.76	24,799	16.05	1,263	5.09
Other investments	20,719	14.91	19,510	12.63	1,209	6.20
Mortgage loans, net	346	0.25	360	0.23	(14)	(3.88)
Loan to another FHLBank	—	—	500	0.33	(500)	(100.00)
Other assets	884	0.64	845	0.55	39	4.78
Total assets	$138,940	100.00	$154,476	100.00	$(15,536)	(10.06)
Consolidated obligations, net:
Discount notes	$61,166	46.33	$66,025	44.97	$(4,859)	(7.36)
Bonds	69,186	52.41	79,114	53.88	(9,928)	(12.55)
Deposits	1,163	0.88	1,176	0.80	(13)	(1.07)
Other liabilities	502	0.38	514	0.35	(12)	(2.17)
Total liabilities	$132,017	100.00	$146,829	100.00	$(14,812)	(10.09)
Capital stock	$4,753	68.66	$5,486	71.74	$(733)	(13.35)
Retained earnings	2,126	30.71	2,110	27.59	16	0.73
Accumulated other comprehensive income	44	0.63	51	0.67	(7)	(13.44)
Total capital	$6,923	100.00	$7,647	100.00	$(724)	(9.47)

Advances

Total advances decreased by 16.2 percent as of March 31, 2019, compared to December 31, 2018. This decrease was primarily due to maturities that occurred during the period and a decrease in members’ liquidity needs during the quarter. A significant percentage of advances made during the fourth quarter of 2018 and the first quarter of 2019 were short-term advances.

As of March 31, 2019, 58.8 percent of the Bank’s advances were fixed-rate, compared to 59.6 percent as of December 31, 2018. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of March 31, 2019 and December 31, 2018, 54.6 percent and 45.3 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.15 percent and 0.47 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-

rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2019		As of December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$51,184	56.49	$62,458	57.61
Adjustable or variable-rate indexed	37,240	41.10	43,737	40.34
Principal reducing credit	1,181	1.30	1,232	1.14
Convertible	1,007	1.11	987	0.91
Total par value	$90,612	100.00	$108,414	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

				Increase (Decrease)
	As of March 31, 2019	As of December 31, 2018		Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$3,228	$2,727		$501	18.38
U.S. Treasury obligations	999	—		999	100.00
State or local housing agency debt obligations	1	1		—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	112	118		(6)	(5.63)
Government-sponsored enterprises residential	8,991	9,304		(313)	(3.35)
Government-sponsored enterprises commercial	11,516	11,368		148	1.29
Private-label residential	1,215	1,281		(66)	(5.18)
Total mortgage-backed securities	21,834	22,071		(237)	(1.08)
Total investment securities	26,062	24,799	—	1,263	5.09
Other investments:
Interest-bearing deposits (1)	3,444	6,782		(3,338)	(49.22)
Securities purchased under agreements to resell	4,500	3,750		750	20.00
Federal funds sold	12,775	8,978		3,797	42.29
Total other investments	20,719	19,510		1,209	6.20
Total investments	$46,781	$44,309		$2,472	5.58
____________

(1)
Interest-bearing deposits include a $196 and $409 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of March 31, 2019 and December 31, 2018, respectively.

The increase in total investments was primarily due to an increase in total investment securities from December 31, 2018 to March 31, 2019, as the Bank positioned itself to meet new Finance Agency liquidity requirements. Additionally, the amount held in other investments increased and will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market. The decrease in interest-

bearing deposits and increase in federal funds sold was primarily due to a change in interpretation of regulatory guidance related to unsecured credit exposure.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of March 31, 2019, these investments were 316 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances.
The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and will not be required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. As of December 31, 2018, the Bank’s MBS to regulatory capital was 290 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2018 to March 31, 2019 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of March 31, 2019 and December 31, 2018. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2019	As of December 31, 2018
	Percent of Total	Percent of Total
Florida	22.72	22.76
South Carolina	20.46	20.40
Virginia	11.21	11.23
Georgia	10.01	10.12
North Carolina	8.16	8.19
All other	27.44	27.30
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2018 to March 31, 2019 was primarily a result of the decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.8 percent of the $138.9 billion in total assets as of March 31, 2019, remaining relatively stable compared to the financing ratio of 94.0 percent as of December 31, 2018.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2019 and December 31, 2018, 77.9 percent and 80.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds or fixed-rate consolidated obligation discount notes were swapped as of March 31, 2019 and December 31, 2018.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 26, 2019 the Bank received notification from the Director that, based on December 31, 2018 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the first quarter of 2019 and 2018.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2019 and 2018, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Net interest income	$144	$135	$9	6.23
Noninterest income	7	27	(20)	(72.52)
Noninterest expense	39	35	4	9.51
Affordable Housing Program assessment	11	13	(2)	(11.59)
Net income	$101	$114	$(13)	(11.57)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Beginning on January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in noninterest income. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $4 million and $41 million for the first quarter of 2019 and 2018, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2019 and 2018 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net (losses) gains on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 28 basis points for both the first quarter of 2019 and the first quarter of 2018.

	For the Three Months Ended March 31,
	2019(1)			2018(1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$4,474	$28	2.51	$3,111	$14	1.87
Securities purchased under agreements to resell	4,344	26	2.45	1,685	6	1.47
Federal funds sold	12,753	78	2.47	13,132	49	1.51
Investment securities (3)	24,571	196	3.24	26,023	153	2.39
Advances	97,492	656	2.73	112,253	455	1.64
Mortgage loans (4)	353	4	5.15	426	6	5.45
Loans to other FHLBanks	11	—	3.71	8	—	2.73
Total interest-earning assets	143,998	988	2.78	156,638	683	1.77
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,041			1,243
Total assets	$145,038			$157,880
Liabilities and Capital
Interest-bearing deposits (5)	$1,077	6	2.33	$1,085	4	1.33
Consolidated obligations, net:
Discount notes	61,603	372	2.45	64,115	224	1.42
Bonds	74,414	466	2.54	84,230	320	1.54
Other borrowings	8	—	3.26	4	—	5.21
Total interest-bearing liabilities	137,102	844	2.50	149,434	548	1.49
Other liabilities	762			733
Total capital	7,174			7,713
Total liabilities and capital	$145,038			$157,880
Net interest income and net yield on interest-earning assets		$144	0.40		$135	0.35
Interest-rate spread			0.28			0.28
Average interest-earning assets to interest-bearing liabilities			105.03			104.82
____________

(1)
For 2019, interest amounts reported for advances and consolidated obligation bonds include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

(2)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(3)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(4)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(5)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the first quarter of 2019, compared to the same period in 2018, was primarily rate related.

	For the Three Months Ended March 31,
	2019 vs. 2018
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$8	$6	$14
Securities purchased under agreements to resell	14	6	20
Federal funds sold	(1)	30	29
Investment securities	(9)	52	43
Advances	(67)	268	201
Mortgage loans	(1)	(1)	(2)
Total	(56)	361	305
Increase (decrease) in interest expense:
Interest-bearing deposits	—	2	2
Consolidated obligations, net:
Discount notes	(9)	157	148
Bonds	(41)	187	146
Total	(50)	346	296
(Decrease) increase in net interest income	$(6)	$15	$9
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended March 31,		Increase (Decrease)
	2019(1)	2018(1)	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$—	$(1)	(50.26)
Net gains (losses) on trading securities	1	(1)	2	235.32
Net (losses) gains on derivatives and hedging activities	(2)	22	(24)	(107.61)
Standby letters of credit fees	7	6	1	2.97
Other	2	—	2	534.51
Total noninterest income	$7	$27	$(20)	(72.52)
____________
(1) For 2019, amounts reported exclude realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

Beginning on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in noninterest income as net gains (losses) on derivatives and hedging activities.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2019 (1)
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Gains (losses) on designated fair value hedges	$5	$—	$(4)	$—	$1
Amortization or accretion of hedging activities in net interest income (2)	(7)	—	—	—	(7)
Net interest settlements included in net interest income (3)	20	—	(18)	—	2
Total effect on net interest income	$18	$—	$(22)	$—	$(4)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(1)	$—	$(1)	$(2)
Total net losses on derivatives	—	(1)	—	(1)	(2)
Net gains on trading securities (4)	—	1	—	—	1
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
____________

(1)	For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income.

(2)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(3)	Represents interest income or expense on derivatives included in net interest income.

(4)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended March 31, 2018(1)
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(2)	$(11)	$—	$—	$—	$—	$(11)
Net interest settlements included in net interest income (3)	(33)	—	4	(1)	—	(30)
Total effect on net interest income	$(44)	$—	$4	$(1)	$—	$(41)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$14	$—	$5	$—	$—	$19
Gains on derivatives not receiving hedge accounting including net interest settlements	—	1	—	—	2	3
Total net gains on derivatives and hedging activities	14	1	5	—	2	22
Net losses on trading securities (4)	—	(1)	—	—	—	(1)
Total effect on noninterest income	$14	$—	$5	$—	$2	$21
____________

(1)
For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income. Prior period amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

(2)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(3)	Represents interest income or expense on derivatives included in net interest income.

(4)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

Total noninterest expense remained relatively stable for the first quarter of 2019, compared to the same period in 2018.

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Liquidity and Capital Resources
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank is required to maintain liquidity in accordance with the FHLBank Act, Finance Agency regulations, and policies established by the Bank’s management and board of directors. In addition, the Finance Agency, at times, has issued guidance and expectations to the FHLBanks related to liquidity.
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first quarter of 2019.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first quarter of 2019.
Contingent Liquidity. Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements during the first quarter of 2019.
Additional Liquidity Guidance. On August 23, 2018, the Finance Agency issued a final Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and letters of credit for members during a sustained capital market disruption, assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.
The Liquidity Guidance AB sets forth the Finance Agency’s expectations for how the Bank may best measure and maintain sufficient liquidity, including specific metrics that are commensurate with the Bank’s funds management strategies. These metrics include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. These metrics also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk.
Portions of the Liquidity Guidance AB were implemented on December 31, 2018 and March 31, 2019, with full implementation to take place on December 31, 2019. The Bank has increased the amount of liquid assets it holds to meet this guidance, and anticipates a further increase to meet the full implementation expectations at December 31, 2019.
Sources of Liquidity. The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide additional liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. The Bank’s consolidated obligations are not obligations of the United States and are not guaranteed by either the United States or any government agency, but have historically received the same credit rating as the government bond credit rating of the United States. As a result, the Bank generally has comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. The Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period.
The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first three months of 2019. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first three months of 2019. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2019 and December 31, 2018, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the FHLBanks had $1.0 trillion in aggregate par value of consolidated obligations issued and outstanding, $130.7 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2019.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of March 31, 2019, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities. On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit

Administration and the Finance Agency (collectively, the Agencies) jointly adopted interim final rules (the Interim Rule) amending the Agencies’ regulations that established minimum margin and capital requirements (the Margin Rules) for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Covered Swap Entities) under the jurisdiction of one of the Agencies. The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom (UK) from the European Union (EU), commonly referred to as “Brexit.” If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties that are located in the EU. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.
The Bank has UK-based non-cleared swap counterparties that may choose to transfer their non-cleared swap portfolios, including any such swaps with the Bank, to a related entity in the EU or the United States.  If any of the Bank’s legacy non-cleared swaps are transferred in accordance with the Interim Rule, those swaps would retain legacy status under the Margin Rules.
On April 1, 2019, the Commodity Futures Trading Commission (CFTC) adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies. Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019. The Bank does not expect this rule (or the CFTC’s version of the Interim Rule) to materially affect its financial condition or results of operations.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $615 million as of March 31, 2019. Management and the board also monitor the Bank’s concentration in secured credit and letters of credit exposure to individual borrowers.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2019		As of December 31, 2018
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	88	$2,336	97	$2,176
2	55	16,637	50	18,472
3	61	7,681	75	22,207
4	103	51,873	104	60,897
5	44	10,688	57	3,083
6	16	307	13	361
7	6	60	9	140
8	2	223	3	262
9	7	124	6	190
10	5	68	5	85

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $24.3 billion and $1.6 billion, respectively, as of March 31, 2019.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2019 and December 31, 2018. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2019	$90,612	$337,935	64.28	9.62	26.10
As of December 31, 2018	108,414	338,362	64.96	8.85	26.19
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2019 and December 31, 2018.

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

	As of March 31, 2019
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$750	$—	$—	$750
Austria	1,205	—	—	1,205
Canada	200	—	—	200
Finland	605	—	—	605
France	1,100	—	5	1,105
Germany	2,510	—	—	2,510
Netherlands	500	—	—	500
Norway	1,300	—	—	1,300
Sweden	250	—	—	250
Switzerland	—	—	9	9
United States of America	4,355	3,444	41	7,840
Total	$12,775	$3,444	$55	$16,274
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $15.7 billion as of December 31, 2018 to $16.2 billion as of March 31, 2019. As of March 31, 2019, there were no counterparties that had greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2019, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

The Bank’s RMP permits the Bank to invest in U.S. agency (i.e., Fannie Mae, Freddie Mac and Ginnie Mae) obligations including the following: (1) CMOs and REMICS that are backed by such securities; and (2) other MBS, CMOs, and REMICS that are of sufficient investment quality, which are typically have the highest ratings issued by S&P or Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2019 and December 31, 2018 (in millions), based on their credit ratings as of March 31, 2019 and December 31, 2018, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of March 31, 2019
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$3,228	$—	$—	$—	$—	$—	$—	$—	$—	$3,228
U.S. Treasury obligations	—	999	—	—	—	—	—	—	—	—	999
State or local housing agency debt obligations	—	1	—	—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	112	—	—	—	—	—	—	—	—	112
Government-sponsored enterprises residential	—	8,991	—	—	—	—	—	—	—	—	8,991
Government-sponsored enterprises commercial	444	11,072	—	—	—	—	—	—	—	—	11,516
Private-label residential	—	76	94	102	113	39	234	42	62	453	1,215
Total mortgage-backed securities	444	20,251	94	102	113	39	234	42	62	453	21,834
Total investment securities	444	24,479	94	102	113	39	234	42	62	453	26,062
Other investments:
Interest-bearing deposits	—	924	2,473	47	—	—	—	—	—	—	3,444
Securities purchased under agreements to resell	—	1,500	2,000	1,000	—	—	—	—	—	—	4,500
Federal funds sold	—	3,305	8,445	1,025	—	—	—	—	—	—	12,775
Total other investments	—	5,729	12,918	2,072	—	—	—	—	—	—	20,719
Total investments	$444	$30,208	$13,012	$2,174	$113	$39	$234	$42	$62	$453	$46,781
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $45 million as of March 31, 2019.

	As of December 31, 2018
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
U.S. Treasury obligations
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	2,727	—	—	—	—	—	—	—	—	2,727
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	118	—	—	—	—	—	—	—	—	118
Government-sponsored enterprises residential	—	9,304	—	—	—	—	—	—	—	—	9,304
Government-sponsored enterprises commercial	522	10,846	—	—	—	—	—	—	—	—	11,368
Private-label residential	—	77	92	112	119	50	246	44	68	473	1,281
Total mortgage-backed securities	522	20,345	92	112	119	50	246	44	68	473	22,071
Total investment securities	522	23,073	92	112	119	50	246	44	68	473	24,799
Other investments:
Interest-bearing deposits	—	2,032	4,703	47	—	—	—	—	—	—	6,782
Securities purchased under agreements to resell	—	750	2,000	1,000	—	—	—	—	—	—	3,750
Federal funds sold	—	2,865	4,668	1,445	—	—	—	—	—	—	8,978
Total other investments	—	5,647	11,371	2,492	—	—	—	—	—	—	19,510
Total investments	$522	$28,720	$11,463	$2,604	$119	$50	$246	$44	$68	$473	$44,309
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $42 million as of December 31, 2018.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of March 31, 2019 and December 31, 2018.

Non-MBS Held-to-maturity Securities

The unrealized losses related to non-MBS held-to-maturity securities are caused by interest-rate changes. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on its non-MBS held-to-maturity securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. As a result, Bank does not consider these non-MBS held-to-maturity securities to be other-than-temporarily impaired as of March 31, 2019.

Non-Private-label MBS
The unrealized losses related to government-sponsored enterprise MBS are caused by interest-rate changes. Because these securities are guaranteed by government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2019 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of March 31, 2019 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$76	$—	$76
A	94	—	94
BBB	97	5	102
BB	105	9	114
B	13	26	39
CCC	145	127	272
CC	27	22	49
D	65	—	65
Unrated	498	1	499
Total unpaid principal balance	$1,120	$190	$1,310
Amortized cost	$997	$153	$1,150
Gross unrealized losses	$(1)	$—	$(1)
Fair value	$1,057	$161	$1,218
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	—	(1)
Net impairment losses recognized in earnings	$(1)	$—	$(1)
Weighted average percentage of fair value to unpaid principal balance	94.43%	84.76%	93.03%
Original weighted average credit support	9.57%	24.89%	11.78%
Weighted average credit support	5.94%	9.25%	6.42%
Weighted average collateral delinquency	10.50%	14.85%	11.13%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of March 31, 2019.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	16.29	7.54	25.10	9.07
Alt-A	14.36	18.04	37.00	3.85
Total	15.31	12.89	31.16	6.42
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that included rates which were 33 percent lower than the base case. The results of the adverse case housing price scenario was the same as the base case housing price scenario.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of March 31, 2019.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $1 million of collateral at fair value to its uncleared derivative counterparties as of March 31, 2019.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2019.

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

	As of March 31, 2019
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$2,703	$—	$—	$—	$—
Single-A	7,228	19	(19)	—	—
Triple-B	4,727	2	(2)	—	—
Cleared derivatives	25,679	34	322	—	356
Liability positions with credit exposure:
Single-A	6,586	(20)	22	—	2
Cleared derivatives	5,863	—	22	—	22
Total derivative positions with non-member counterparties to which the Bank had credit exposure	52,786	35	345	—	380
Member institutions (1)	148	1	—	(1)	—
Total	$52,934	$36	$345	$(1)	$380
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
The allowance for credit losses on MPF loans was $1 million as of March 31, 2019 and December 31, 2018.

Critical Accounting Policies and Estimates

A detailed description of the Bank’s critical accounting policies and estimates is contained in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the periods presented, except for policy updates related to new accounting guidance for derivatives and hedging activities, which is described in Note 13—Derivatives and Hedging Activities to the Bank’s interim financial statements.

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

			As of March 31, 2019	As of December 31, 2018
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$3,814	$3,716
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	25,347	25,590
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	56	206
		Total	29,217	29,512
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	5,205	6,791
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	16,368	14,124
		Total	21,573	20,915
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	100
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	8,000	8,000
		Total	8,100	8,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	501	852
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	83
		Total	584	935
Total notional amount			$59,530	$59,518

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2019			As of December 31, 2018
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.25	0.25	0.31	0.14	0.20	0.25
Liabilities	0.31	0.31	0.27	0.25	0.25	0.21
Equity	(0.94)	(0.91)	1.10	(1.95)	(0.80)	0.99
Effective duration gap	(0.06)	(0.06)	0.04	(0.11)	(0.05)	0.04

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2019			As of December 31, 2018
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$138,866	$138,246	$137,472	$154,492	$153,977	$153,290
Liabilities	132,207	131,391	130,638	147,120	146,378	145,710
Equity	6,659	6,855	6,834	7,372	7,599	7,580

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

As of March 31, 2019, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2019, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PwC has advised the Bank that for the quarter ended March 31, 2019, certain covered persons had borrowing relationships with one Bank member (referred below as the “Lender”) who owns more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than 10 percent of the Bank’s capital stock, the Lender’s voting rights are less than 10 percent;

•	as of March 31, 2019 and December 31, 2018, no officer or director of the Lender served on the board of directors of the Bank; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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

Federal Home Loan Bank of Atlanta

Date:	May 9, 2019	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	May 9, 2019	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer