Form 10-Q
period 2019-06-30
Federal Home Loan Bank of Atlanta
filed 2019-08-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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
1475 Peachtree Street, NE, Atlanta, GA
(Address of principal executive offices)
30309
(Zip Code)

Registrant’s telephone number, including area code: (404)888-8000
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2019 was 51,685,103.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2019	As of December 31, 2018
Assets
Cash and due from banks	$95	$35
Interest-bearing deposits (including deposits with other FHLBanks of $5 and $20 as of June 30, 2019 and December 31, 2018, respectively)	3,738	6,782
Securities purchased under agreements to resell	4,500	3,750
Federal funds sold	10,210	8,978
Investment securities:
Trading securities	1,556	55
Available-for-sale securities	777	865
Held-to-maturity securities (fair value of $25,846 and $23,846 as of June 30, 2019 and December 31, 2018, respectively)	25,864	23,879
Total investment securities	28,197	24,799
Advances	101,776	108,462
Mortgage loans held for portfolio, net of allowance for credit losses of $1 as of June 30, 2019 and December 31, 2018	328	360
Loan to another FHLBank	—	500
Accrued interest receivable	307	295
Derivative assets	368	314
Other assets	173	201
Total assets	$149,692	$154,476
Liabilities
Interest-bearing deposits	$1,400	$1,176
Consolidated obligations, net:
Discount notes	64,833	66,025
Bonds	75,468	79,114
Total consolidated obligations, net	140,301	145,139
Mandatorily redeemable capital stock	1	1
Accrued interest payable	231	204
Affordable Housing Program payable	88	85
Derivative liabilities	9	17
Other liabilities	292	207
Total liabilities	142,322	146,829
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 as of June 30, 2019 and December 31, 2018	915	891
Subclass B2 issued and outstanding shares: 43 and 46 as of June 30, 2019 and December 31, 2018, respectively	4,281	4,595
Total capital stock Class B putable	5,196	5,486
Retained earnings:
Restricted	502	463
Unrestricted	1,636	1,647
Total retained earnings	2,138	2,110
Accumulated other comprehensive income	36	51
Total capital	7,370	7,647
Total liabilities and capital	$149,692	$154,476

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Advances	$659	$537	$1,315	$992
Interest-bearing deposits	25	17	53	31
Securities purchased under agreements to resell	28	11	54	17
Federal funds sold	77	59	155	108
Trading securities	9	1	10	1
Available-for-sale securities	21	26	44	52
Held-to-maturity securities	175	153	347	280
Mortgage loans	5	5	9	11
Total interest income	999	809	1,987	1,492
Interest expense
Consolidated obligations:
Discount notes	410	282	782	506
Bonds	450	392	916	712
Interest-bearing deposits	7	4	13	8
Total interest expense	867	678	1,711	1,226
Net interest income	132	131	276	266
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(2)	(1)	(3)	(1)
Net impairment losses recognized in earnings	(2)	(1)	(3)	(1)
Net gains (losses) on trading securities	1	(1)	2	(2)
Net (losses) gains on derivatives and hedging activities	(2)	14	(4)	36
Standby letters of credit fees	6	7	13	13
Other	1	2	3	2
Total noninterest income	4	21	11	48
Noninterest expense
Compensation and benefits	17	19	37	39
Other operating expenses	10	9	19	18
Finance Agency	2	2	5	4
Office of Finance	1	1	3	3
Other	2	2	7	4
Total noninterest expense	32	33	71	68
Income before assessment	104	119	216	246
Affordable Housing Program assessment	11	12	22	25
Net income	$93	$107	$194	$221

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$93	$107	$194	$221
Other comprehensive loss:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(10)	(2)	(19)	(18)
Reclassification of noncredit portion of impairment losses included in net income	2	1	3	1
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(8)	(1)	(16)	(17)
Pension and postretirement benefit plans	—	1	1	2
Total other comprehensive loss	(8)	—	(15)	(15)
Total comprehensive income	$85	$107	$179	$206

The accompanying notes are an integral part of these financial statements

.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, March 31, 2018	47	$4,748	$403	$1,649	$2,052	$95	$6,895
Issuance of capital stock	26	2,637	—	—	—	—	2,637
Repurchase/redemption of capital stock	(20)	(2,084)	—	—	—	—	(2,084)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	21	86	107	—	107
Cash dividends on capital stock	—	—	—	(80)	(80)	—	(80)
Balance, June 30, 2018	53	$5,300	$424	$1,655	$2,079	$95	$7,474

Balance, March 31, 2019	48	$4,753	$484	$1,642	$2,126	$44	$6,923
Issuance of capital stock	29	2,902	—	—	—	—	2,902
Repurchase/redemption of capital stock	(25)	(2,459)	—	—	—	—	(2,459)
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	18	75	93	(8)	85
Cash dividends on capital stock	—	—	—	(81)	(81)	—	(81)
Balance, June 30, 2019	52	$5,196	$502	$1,636	$2,138	$36	$7,370

Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	61	6,132	—	—	—	—	6,132
Repurchase/redemption of capital stock	(60)	(5,953)	—	—	—	—	(5,953)
Net shares reclassified to mandatorily redeemable capital stock	—	(33)	—	—	—	—	(33)
Comprehensive income (loss)	—	—	44	177	221	(15)	206
Cash dividends on capital stock	—	—	—	(145)	(145)	—	(145)
Balance, June 30, 2018	53	$5,300	$424	$1,655	$2,079	$95	$7,474

Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
Issuance of capital stock	49	4,931	—	—	—	—	4,931
Repurchase/redemption of capital stock	(52)	(5,221)	—	—	—	—	(5,221)
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	39	155	194	(15)	179
Cash dividends on capital stock	—	—	—	(166)	(166)	—	(166)
Balance, June 30, 2019	52	$5,196	$502	$1,636	$2,138	$36	$7,370

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$194	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	70
Net change in derivatives and hedging activities	(670)	268
Net change in fair value adjustment on trading securities	(2)	2
Net impairment losses recognized in earnings	3	1
Net change in:
Accrued interest receivable	(12)	(90)
Other assets	25	30
Affordable Housing Program payable	2	3
Accrued interest payable	27	30
Other liabilities	(28)	(34)
Total adjustments	(655)	280
Net cash (used in) provided by operating activities	(461)	501
Investing activities
Net change in:
Interest-bearing deposits	3,065	(1,701)
Securities purchased under agreements to resell	(750)	—
Federal funds sold	(1,232)	(4,338)
Loan to another FHLBank	500	200
Trading securities:
Purchases of long-term	(1,499)	—
Available-for-sale securities:
Proceeds from principal collected	96	117
Held-to-maturity securities:
Proceeds from principal collected	1,908	2,700
Purchases of long-term	(3,780)	(3,956)
Advances:
Proceeds from principal collected	195,145	229,834
Made	(187,712)	(232,365)
Mortgage loans:
Proceeds from principal collected	32	40
Proceeds from sale of foreclosed assets	1	1
Purchases of premises, equipment, and software	(1)	(2)
Net cash provided by (used in) investing activities	5,773	(9,470)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2019	2018
Financing activities
Net change in interest-bearing deposits	237	(141)
Net payments on derivatives containing a financing element	(1)	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	531,999	554,778
Bonds	42,555	40,185
Payments for debt issuance costs	(6)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(533,211)	(539,662)
Bonds	(46,369)	(47,737)
Proceeds from issuance of capital stock	4,931	6,132
Payments for repurchase/redemption of capital stock	(5,221)	(5,953)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(32)
Cash dividends paid	(166)	(145)
Net cash (used in) provided by financing activities	(5,252)	7,416
Net increase (decrease) in cash and due from banks	60	(1,553)
Cash and due from banks at beginning of the period	35	2,357
Cash and due from banks at end of the period	$95	$804
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,660	$1,096
Affordable Housing Program assessment, net	$19	$21
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$—	$33
Held-to-maturity securities acquired with accrued liabilities	$114	$—
Transfers of mortgage loans to real estate owned	$—	$1

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2018 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2019, except for policy updates related to new accounting guidance for derivatives and hedging activities, which is described in Note 13—Derivatives and Hedging Activities to the Bank’s interim financial statements, and leases which is described below.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of June 30, 2019	As of December 31, 2018
U.S. Treasury obligations	$1,498	$—
Government-sponsored enterprises debt obligations	58	55
Total	$1,556	$55

The following table presents net gains (losses) on trading securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) on trading securities held at period end	$1	$(1)	$2	$(2)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2019	$721	$(1)	$57	$—	$777
As of December 31, 2018	$793	$(1)	$73	$—	$865
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2019	1	$3	$—	2	$4	$(1)	3	$7	$(1)
As of December 31, 2018	1	$3	$—	2	$4	$(1)	3	$7	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2019	$498	$—	$41	$—	$539
As of December 31, 2018	$539	$—	$54	$—	$593

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	4,172	5	(1)	4,176	2,672	5	(2)	2,675
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	104	—	—	104	118	2	—	120
Government-sponsored enterprises residential	9,558	32	(30)	9,560	9,304	40	(43)	9,301
Government-sponsored enterprises commercial	11,672	1	(28)	11,645	11,368	4	(41)	11,331
Private-label residential	357	4	(1)	360	416	4	(2)	418
Total	$25,864	$42	$(60)	$25,846	$23,879	$55	$(88)	$23,846

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of June 30, 2019
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	12	$1,204	$(1)	—	$—	$—	12	$1,204	$(1)
Mortgage-backed securities:
Government-sponsored enterprises residential	103	2,549	(11)	19	2,125	(19)	122	4,674	(30)
Government-sponsored enterprises commercial	36	6,121	(19)	39	2,260	(9)	75	8,381	(28)
Private-label residential	19	95	—	12	35	(1)	31	130	(1)
Total	170	$9,969	$(31)	70	$4,420	$(29)	240	$14,389	$(60)

	As of December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	—	$—	$—	1	$1	$—	1	$1	$—
Government-sponsored enterprises debt obligations	12	1,235	(1)	1	99	(1)	13	1,334	(2)
Mortgage-backed securities:
Government-sponsored enterprises residential	54	2,704	(13)	22	1,382	(30)	76	4,086	(43)
Government-sponsored enterprises commercial	58	7,406	(34)	18	1,015	(7)	76	8,421	(41)
Private-label residential	26	139	(1)	11	25	(1)	37	164	(2)
Total	150	$11,484	$(49)	53	$2,522	$(39)	203	$14,006	$(88)

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

	As of June 30, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,047	$1,047	$225	$225
Due after one year through five years	2,865	2,866	2,057	2,058
Due after five years through 10 years	201	203	331	333
Due after 10 years	60	61	60	60
Total non-mortgage-backed securities	4,173	4,177	2,673	2,676
Mortgage-backed securities	21,691	21,669	21,206	21,170
Total	$25,864	$25,846	$23,879	$23,846

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2019	$78	$—	$—	$78
As of December 31, 2018	$91	$1	$(1)	$91

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$322	$378	$335	$394
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	2	1	3	1
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(12)	(16)	(26)	(32)
Balance, end of period	$312	$363	$312	$363

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2019	As of December 31, 2018
Overdrawn demand deposit accounts	$1	$33
Due in one year or less	64,245	72,300
Due after one year through two years	13,345	13,298
Due after two years through three years	4,912	5,403
Due after three years through four years	5,098	4,678
Due after four years through five years	4,470	3,997
Due after five years	8,911	8,705
Total par value	100,982	108,414
Deferred prepayment fees	(15)	(17)
Discount on AHP (1) advances	(4)	(4)
Discount on EDGE (2) advances	(2)	(2)
Hedging adjustments	815	71
Total	$101,776	$108,462

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of June 30, 2019	As of December 31, 2018
Overdrawn demand deposit accounts	$1	$33
Due or convertible in one year or less	65,508	73,009
Due or convertible after one year through two years	13,672	13,484
Due or convertible after two years through three years	4,946	5,437
Due or convertible after three years through four years	5,078	4,642
Due or convertible after four years through five years	4,182	3,951
Due or convertible after five years	7,595	7,858
Total par value	$100,982	$108,414

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2019	As of December 31, 2018
Fixed-rate:
Due in one year or less	$35,798	$40,578
Due after one year	25,934	24,043
Total fixed-rate	61,732	64,621
Variable-rate:
Due in one year or less	28,448	31,755
Due after one year	10,802	12,038
Total variable-rate	39,250	43,793
Total par value	$100,982	$108,414

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $75,425 and $80,211 as of June 30, 2019 and December 31, 2018, respectively. This concentration represented 74.7 percent and 74.0 percent of total advances outstanding as of June 30, 2019 and December 31, 2018, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2019 and December 31, 2018. No advance was past due as of June 30, 2019 and December 31, 2018.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2019	As of December 31, 2018
Medium-term (15 years or less)	$6	$8
Long-term (greater than 15 years)	323	353
Total unpaid principal balance	329	361
Premiums	1	1
Discounts	(1)	(1)
Total	$329	$361

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2019	As of December 31, 2018
Conventional mortgage loans	$308	$338
Government-guaranteed or insured mortgage loans	21	23
Total unpaid principal balance	$329	$361

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of June 30, 2019	As of December 31, 2018
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$9	$9
Collectively evaluated for impairment	299	330
Total recorded investment	$308	$339

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of June 30, 2019
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$8	$3	$11
Past due 60-89 days	2	—	2
Past due 90 days or more	5	—	5
Total past due mortgage loans	15	3	18
Total current mortgage loans	293	19	312
Total mortgage loans (1)	$308	$22	$330
Other delinquency statistics:
In process of foreclosure (2)	$1	$—	$1
Seriously delinquent rate (3)	1.49%	0.57%	1.43%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$5	$—	$5
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2019	As of December 31, 2018
Fixed-rate	$29,000	$21,217
Step up/down	1,644	4,379
Simple variable-rate	44,813	53,670
Total par value	$75,457	$79,266

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2019		As of December 31, 2018
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$56,814	2.33	$55,386	2.26
Due after one year through two years	7,072	2.16	13,292	2.30
Due after two years through three years	3,704	2.40	3,387	2.44
Due after three years through four years	3,804	2.29	3,884	2.27
Due after four years through five years	2,295	2.73	1,429	2.87
Due after five years	1,768	3.29	1,888	3.23
Total par value	75,457	2.35	79,266	2.31
Premiums	5		7
Discounts	(22)		(18)
Hedging adjustments	28		(141)
Total	$75,468		$79,114

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2019	As of December 31, 2018
Noncallable	$59,763	$65,237
Callable	15,694	14,029
Total par value	$75,457	$79,266

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2019	As of December 31, 2018
Due or callable in one year or less	$65,979	$65,560
Due or callable after one year through two years	5,478	10,874
Due or callable after two years through three years	1,149	982
Due or callable after three years through four years	309	429
Due or callable after four years through five years	1,289	168
Due or callable after five years	1,253	1,253
Total par value	$75,457	$79,266

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2019	$64,833	$65,078	2.36
As of December 31, 2018	$66,025	$66,270	2.33

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2019		As of December 31, 2018
	Required	Actual	Required	Actual
Risk-based capital	$1,509	$7,335	$1,654	$7,597
Total regulatory capital ratio	4.00%	4.90%	4.00%	4.92%
Total regulatory capital (1)	$5,988	$7,335	$6,179	$7,597
Leverage capital ratio	5.00%	7.35%	5.00%	7.38%
Leverage capital	$7,485	$11,002	$7,724	$11,396
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2019 and 2018.

	2019		2018
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$85	6.47	$65	5.16
Second quarter	81	6.54	80	5.78
Total	$166	6.50	$145	5.35

Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$1	$3	$1	$1
Net reclassification from capital during the period	—	1	—	33
Repurchase/redemption of mandatorily redeemable capital stock	—	(2)	—	(32)
Balance, end of period	$1	$2	$1	$2

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

	As of June 30, 2019	As of December 31, 2018
Due after three years through four years	$1	$—
Due after four years through five years	—	1
Total	$1	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, March 31, 2018	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(2)	(2)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(1)	—
Balance, June 30, 2018	$(22)	$117	$95

Balance, March 31, 2019	$(20)	$64	$44
Other comprehensive income before reclassifications:
Net change in fair value	—	(10)	(10)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	—	—	—
Net current period other comprehensive loss	—	(8)	(8)
Balance, June 30, 2019	$(20)	$56	$36

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(24)	$134	$110
Other comprehensive income before reclassifications:
Net change in fair value	—	(18)	(18)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	2	(17)	(15)
Balance, June 30, 2018	$(22)	$117	$95

Balance, December 31, 2018	$(21)	$72	$51
Other comprehensive income before reclassifications:
Net change in fair value	—	(19)	(19)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(16)	(15)
Balance, June 30, 2019	$(20)	$56	$36

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

	As of June 30, 2019			As of December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$56,670	$60	$93	$50,427	$32	$151
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	604	5	2	1,008	3	11
Interest-rate caps or floors	7,083	2	2	8,083	1	1
Total derivatives not designated as hedging instruments	7,687	7	4	9,091	4	12
Total derivatives before netting and collateral adjustments	$64,357	67	97	$59,518	36	163
Netting adjustments and cash collateral (2)		301	(88)		278	(146)
Derivative assets and derivative liabilities		$368	$9		$314	$17
___________
(1) Includes variation margin for daily settled contracts of $692 and $21 as of June 30, 2019 and December 31, 2018, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $411 and $433 as of June 30, 2019 and December 31, 2018, respectively. Cash collateral received and related accrued interest was $22 and $9 as of June 30, 2019 and December 31, 2018, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Beginning on January 1, 2019, as a result of adopting new accounting guidance related to derivatives and hedging activities, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in noninterest income as net (losses) gains on derivatives and hedging activities.

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Interest Income (Expense)		Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$659	$(450)	$1,315	$(916)
Changes in fair value:
Hedged items	$483	$(80)	$758	$(169)
Derivatives	(487)	79	(758)	164
Net changes in fair value	(4)	(1)	—	(5)
Net interest settlements on derivatives (1) (2)	13	(12)	33	(30)
Amortization/accretion of active hedging relationships	(6)	—	(12)	—
Other	1	—	1	—
Total net interest income effect from fair value hedging relationships	$4	$(13)	$22	$(35)
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Three Months Ended June 30, 2018 (1)				For the Six Months Ended June 30, 2018 (1)
	Interest Income (Expense)			Noninterest Income	Interest Income (Expense)			Noninterest Income
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net gains (losses) on derivatives and hedging activities	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net gains (losses) on derivatives and hedging activities
Interest-rate contracts:
Derivatives	$(1)	$(15)	$(1)	$89	$(34)	$(11)	$(2)	$295
Hedged items (2)	—	—	—	(74)	—	—	—	(261)
Net (losses) gains on fair value hedging relationships	$(1)	$(15)	$(1)	$15	$(34)	$(11)	$(2)	$34
___________
(1) Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.
(2) Prior period amounts do not include amortization on the hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of June 30, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$31,457	$801	$14	$815
Consolidated obligations:
Bonds	25,139	29	(1)	28
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net losses (gains) related to derivatives and hedging activities recorded in noninterest income on the Statements of Income. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in noninterest income (loss) for periods prior to January 1, 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	N/A (1)	$15	N/A (1)	$34
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(3)	1	$(4)	4
Interest-rate caps or floors	1	(1)	—	—
Net interest settlements	—	—	—	(1)
Total net (losses) gains related to derivatives not designated as hedging instruments	(2)	—	(4)	3
Price alignment amount (2)	—	(1)	—	(1)
Net (losses) gains on derivatives and hedging activities	$(2)	$14	$(4)	$36

__________
(1) Not applicable due to new hedge accounting guidance adopted January 1, 2019.
(2) This amount is for derivatives for which variation margin is characterized as daily settled contract.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2019 was $8, for which the Bank was not required to post collateral as of June 30, 2019. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $3 of collateral at fair value to its uncleared derivative counterparties as of June 30, 2019.

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

	As of June 30, 2019		As of December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$56	$95	$35	$128
Cleared derivatives	11	2	1	35
Total gross recognized amount	67	97	36	163
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(49)	(86)	(33)	(111)
Cleared derivatives	350	(2)	311	(35)
Total gross amounts of netting adjustments and cash collateral	301	(88)	278	(146)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	7	9	2	17
Cleared derivatives	361	—	312	—
Total net amounts after netting adjustments and cash collateral	368	9	314	17
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	4	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	4	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	3	9	2	17
Cleared derivatives	361	—	312	—
Total net unsecured amount (1)	$364	$9	$314	$17
____________
(1) The Bank had net credit exposure of $2 as of June 30, 2019 and December 31, 2018, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2019 and December 31, 2018.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of June 30, 2019 and December 31, 2018.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of June 30, 2019 and December 31, 2018.

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

	As of June 30, 2019
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,498	$—	$—	$1,498
Government-sponsored enterprises debt obligations	—	58	—	—	58
Total trading securities	—	1,556	—	—	1,556
Available-for-sale securities:
Private-label residential MBS	—	—	777	—	777
Derivative assets:
Interest-rate related	—	67	—	301	368
Grantor trust (included in Other assets)	52	—	—	—	52
Total assets at fair value	$52	$1,623	$777	$301	$2,753
Liabilities
Derivative liabilities:
Interest-rate related	$—	$97	$—	$(88)	$9
Total liabilities at fair value	$—	$97	$—	$(88)	$9
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$823	$1,053	$865	$1,104
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(2)	(1)	(3)	(1)
Included in other comprehensive income	(8)	(1)	(16)	(17)
Accretion of credit losses in net interest income	12	16	27	32
Settlements	(48)	(66)	(96)	(117)
Balance, end of period	$777	$1,001	$777	$1,001
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2019 and December 31, 2018. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2019 and December 31, 2018.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2019 and December 31, 2018. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$95	$95	$95	$—	$—	$—
Interest-bearing deposits	3,738	3,738	—	3,738	—	—
Securities purchased under agreements to resell	4,500	4,500	—	4,500	—	—
Federal funds sold	10,210	10,210	—	10,210	—	—
Trading securities	1,556	1,556	—	1,556	—	—
Available-for-sale securities	777	777	—	—	777	—
Held-to-maturity securities	25,864	25,846	—	25,486	360	—
Advances	101,776	101,867	—	101,867	—	—
Mortgage loans held for portfolio, net	328	350	—	350	—	—
Accrued interest receivable	307	307	—	307	—	—
Derivative assets	368	368	—	67	—	301
Grantor trust assets (included in Other assets)	52	52	52	—	—	—
Liabilities:
Interest-bearing deposits	1,400	1,400	—	1,400	—	—
Consolidated obligations, net:
Discount notes	64,833	64,849	—	64,849	—	—
Bonds	75,468	75,641	—	75,641	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	231	231	—	231	—	—
Derivative liabilities	9	9	—	97	—	(88)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $907,877 and $886,081 as of June 30, 2019 and December 31, 2018, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2019 and December 31, 2018. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2019 and December 31, 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2019			As of December 31, 2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$9,672	$15,531	$25,203	$12,334	$17,974	$30,308
Commitments to fund additional advances	361	—	361	48	—	48
Unsettled consolidated obligation bonds, at par (2)	25	—	25	640	—	640
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	750	—	750
____________

(1)
“Expire Within One Year” includes 14 standby letters of credit for a total of $36 and $37 as of June 30, 2019 and December 31, 2018, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $80 and $102 as of June 30, 2019 and December 31, 2018, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Shareholder Concentrations. The Bank considers shareholder concentration as members or non-members with regulatory capital stock outstanding in excess of 10 percent of the Bank’s total regulatory capital stock. The following tables present transactions with shareholders whose holdings of regulatory capital stock exceeded 10 percent of total regulatory capital stock outstanding.

	As of June 30, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$770	14.81	$17,759	17.59	$—	0.01

	As of December 31, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$855	15.58	$19,759	18.23	$—	0.01
Navy Federal Credit Union	570	10.39	13,058	12.04	—	0.04

Note 17—Subsequent Events

On July 25, 2019, the Bank's board of directors approved a cash dividend for the second quarter of 2019. The Bank paid the second quarter 2019 dividend on July 30, 2019 in the amount of $81.

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

Forward-looking statements may include statements related to, among others, the interest-rate environment, demand for Bank advances and FHLBank consolidated obligations, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, the impact of changes in product offerings, the impact of housing reform and other regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as those risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 7, 2019, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2019 and December 31, 2018, and results of operations for the second quarter and first six months of 2019 and 2018. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2018.

Executive Summary

Financial Condition

As of June 30, 2019, total assets were $149.7 billion, a decrease of $4.8 billion, or 3.10 percent, from December 31, 2018. This decrease was primarily due to a $6.7 billion, or 6.16 percent, decrease in advances, partially offset by a $2.3 billion, or 5.27 percent, increase in total investments.

As of June 30, 2019, total liabilities were $142.3 billion, a decrease of $4.5 billion, or 3.07 percent, from December 31, 2018. This decrease was primarily due to a $4.8 billion, or 3.33 percent, decrease in consolidated obligations as a result of lower advances balances as of June 30, 2019.

As of June 30, 2019, total capital was $7.4 billion, a decrease of $277 million, or 3.62 percent, from December 31, 2018. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the period.

Results of Operations

The Bank’s net interest income was relatively stable during the reported periods. The Bank recorded net interest income of $132 million for the second quarter of 2019, compared to $131 million for the same period in 2018, and $276 million for the first six months of 2019, compared to $266 million for the same period in 2018.

The Bank recorded net income of $93 million for the second quarter of 2019, a decrease of $14 million, or 12.9 percent, from net income of $107 million for the same period in 2018. The Bank recorded net income of $194 million for the first six months of 2019, a decrease of $27 million, or 12.2 percent, from net income of $221 million for the same period in 2018. The decrease in net income during the periods was primarily due to a decrease in interest rates during the three- and six-months ended June 30, 2019.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.12 percent for the second quarter of 2019, compared to 5.73 percent for the same period in 2018. The decrease in ROE was primarily due to the decrease in net income during the second quarter of 2019, compared to the same period in 2018. ROE spread to three-month average LIBOR was 261 basis points for the second quarter of 2019, compared to 339 basis points for the same period in 2018. The decrease in the ROE spread to three-month average LIBOR was primarily due to the decrease in ROE during the second quarter of 2019, compared to the same period in 2018.

The Bank's annualized ROE was 5.41 percent for the first six months of 2019, compared to 5.87 percent for the same period in 2018. The decrease in ROE was primarily due to a decrease in net income during the first six months of 2019, compared to the same period in 2018. ROE spread to three-month average LIBOR was 281 basis points for the first six months of 2019, compared to 374 basis points for the same period in 2018. The decrease in the ROE spread to three-month average LIBOR was due to the decrease in ROE and increase in three-month average LIBOR during the first six months of 2019, compared to the same period in 2018.

The Bank’s interest-rate spread was 24 basis points for the second quarter of 2019, compared to 25 basis points for the same period in 2018. The Bank’s interest-rate spread was 27 basis points for the first six months of 2019 and 2018.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Management continues to be focused and engaged on implementing an effective transition away from LIBOR through its multi-year LIBOR phase-out transition plan, which includes governance, risk management, legal, operational, systems and operations, and other aspects of planning for the transition.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Statements of Condition (at period end)
Total assets	$149,692	$138,940	$154,476	$155,591	$154,171
Advances	101,776	90,929	108,462	109,746	104,537
Investments (1)	46,645	46,781	44,309	44,680	47,629
Mortgage loans held for portfolio	329	347	361	377	395
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	1,400	1,163	1,176	965	1,069
Consolidated obligations, net:
Discount notes (2)	64,833	61,166	66,025	62,632	65,353
Bonds (2)	75,468	69,186	79,114	83,761	79,812
Total consolidated obligations, net (2)	140,301	130,352	145,139	146,393	145,165
Mandatorily redeemable capital stock	1	1	1	2	2
Affordable Housing Program payable	88	89	85	85	80
Capital stock - putable	5,196	4,753	5,486	5,557	5,300
Retained earnings	2,138	2,126	2,110	2,104	2,079
Accumulated other comprehensive income	36	44	51	91	95
Total capital	7,370	6,923	7,647	7,752	7,474
Statements of Income (for the period ended)
Net interest income (3)	132	144	152	143	131
Net impairment losses recognized in earnings	(2)	(1)	(2)	—	(1)
Net gains (losses) on trading securities	1	1	1	—	(1)
Net (losses) gains on derivatives and hedging activities (3)	(2)	(2)	(20)	13	14
Standby letters of credit fees	6	7	6	6	7
Other income	1	2	(1)	—	2
Noninterest expense	32	39	38	44	33
Income before assessment	104	112	98	118	119
Affordable Housing Program assessment	11	11	10	11	12
Net income	93	101	88	107	107
Performance Ratios (%)
Return on equity (4)	5.12	5.72	4.73	5.68	5.73
Return on assets (5)	0.25	0.28	0.24	0.28	0.28
Net interest margin (6)	0.36	0.40	0.41	0.38	0.34
Regulatory capital ratio (at period end) (7)	4.90	4.95	4.92	4.92	4.79
Equity to assets ratio (8)	4.90	4.95	5.00	4.96	4.89
Dividend payout ratio (9)	86.91	84.73	92.42	77.16	74.36

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2019	$907,877
March 31, 2019	880,223
December 31, 2018	886,081
September 30, 2018	872,256
June 30, 2018	914,286

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

	As of June 30, 2019		As of December 31, 2018		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$101,776	67.99	$108,462	70.21	$(6,686)	(6.16)
Investment securities	28,197	18.84	24,799	16.05	3,398	13.70
Other investments	18,448	12.32	19,510	12.63	(1,062)	(5.44)
Mortgage loans, net	328	0.22	360	0.23	(32)	(8.88)
Loan to another FHLBank	—	—	500	0.33	(500)	(100.00)
Other assets	943	0.63	845	0.55	98	11.68
Total assets	$149,692	100.00	$154,476	100.00	$(4,784)	(3.10)
Consolidated obligations, net:
Discount notes	$64,833	45.55	$66,025	44.97	$(1,192)	(1.81)
Bonds	75,468	53.03	79,114	53.88	(3,646)	(4.61)
Deposits	1,400	0.98	1,176	0.80	224	19.08
Other liabilities	621	0.44	514	0.35	107	20.76
Total liabilities	$142,322	100.00	$146,829	100.00	$(4,507)	(3.07)
Capital stock	$5,196	70.49	$5,486	71.74	$(290)	(5.29)
Retained earnings	2,138	29.01	2,110	27.59	28	1.31
Accumulated other comprehensive income	36	0.50	51	0.67	(15)	(28.19)
Total capital	$7,370	100.00	$7,647	100.00	$(277)	(3.62)

Advances

Total advances decreased by 6.16 percent as of June 30, 2019, compared to December 31, 2018. A significant percentage of advances made during the first six months of 2019 were short-term advances.

As of June 30, 2019, 61.1 percent of the Bank’s advances were fixed-rate, compared to 59.6 percent as of December 31, 2018. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, which are primarily based on LIBOR. As of June 30, 2019 and December 31, 2018, 49.7 percent and 45.3 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.42 percent and 0.47 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2019		As of December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$59,323	58.74	$62,458	57.61
Adjustable or variable-rate indexed	38,694	38.32	43,737	40.34
Principal reducing credit	1,233	1.22	1,232	1.14
Convertible	1,732	1.72	987	0.91
Total par value	$100,982	100.00	$108,414	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of June 30, 2019	As of December 31, 2018	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$4,230	$2,727	$1,503	55.11
U.S. Treasury obligations	1,498	—	1,498	100.00
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	104	118	(14)	(12.52)
Government-sponsored enterprises residential	9,558	9,304	254	2.73
Government-sponsored enterprises commercial	11,672	11,368	304	2.67
Private-label residential	1,134	1,281	(147)	(11.52)
Total mortgage-backed securities	22,468	22,071	397	1.79
Total investment securities	28,197	24,799	3,398	13.70
Other investments:
Interest-bearing deposits (1)	3,738	6,782	(3,044)	(44.88)
Securities purchased under agreements to resell	4,500	3,750	750	20.00
Federal funds sold	10,210	8,978	1,232	13.72
Total other investments	18,448	19,510	(1,062)	(5.44)
Total investments	$46,645	$44,309	$2,336	5.27
____________

(1)
Interest-bearing deposits include a $503 million and $409 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of June 30, 2019 and December 31, 2018, respectively, and a $47 million business money market account with United Bank one of the Bank’s 10 largest borrowers as of June 30, 2019.

The increase in total investments was primarily due to the Bank positioning itself to meet new Finance Agency liquidity requirements. Additionally, the amount held in other investments decreased and will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market. The decrease in interest-bearing deposits and increase in federal funds sold was primarily due to a change in interpretation of regulatory guidance related to unsecured credit exposure.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2019, these investments were 306 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and will not be required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. As of December 31, 2018, the Bank’s MBS to regulatory capital was 290 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2018 to June 30, 2019 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of June 30, 2019 and December 31, 2018. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2019	As of December 31, 2018
	Percent of Total	Percent of Total
Florida	22.73	22.76
South Carolina	20.64	20.40
Virginia	11.36	11.23
Georgia	9.97	10.12
North Carolina	8.30	8.19
All other	27.00	27.30
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2018 to June 30, 2019 was primarily a result of the decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.7 percent of the $149.7 billion in total assets as of June 30, 2019, remaining relatively stable compared to the financing ratio of 94.0 percent as of December 31, 2018.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on LIBOR. As of June 30, 2019 and December 31, 2018, 81.8 percent and 80.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds or fixed-rate consolidated obligation discount notes were swapped as of June 30, 2019 and December 31, 2018.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 17, 2019 the Bank received notification from the Director that, based on March 31, 2019 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the second quarter and first six months of 2019 and 2018.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2019 and 2018, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net interest income	$132	$131	$1	1.25	$276	$266	$10	3.78
Noninterest income	4	21	(17)	(80.93)	11	48	(37)	(76.15)
Noninterest expense	32	33	(1)	(0.67)	71	68	3	5.27
Affordable Housing Program assessment	11	12	(1)	(12.92)	22	25	(3)	(12.23)
Net income	$93	$107	$(14)	(12.92)	$194	$221	$(27)	(12.22)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Beginning on January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in noninterest income. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $9 million and $29 million for the second quarter of 2019 and 2018, respectively, and a decrease of $13 million and $70 million for the first six months of 2019 and 2018, respectively.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2019 and 2018 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net (losses) gains on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was relatively stable during the reported periods.

	For the Three Months Ended June 30,
	2019(1)			2018(1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$4,067	$25	2.50	$3,803	$17	1.76
Securities purchased under agreements to resell	4,500	28	2.44	2,555	11	1.78
Federal funds sold	12,607	77	2.46	12,867	59	1.84
Investment securities (3)	26,158	205	3.14	27,306	180	2.62
Advances	100,058	659	2.64	105,080	537	2.05
Mortgage loans (4)	337	5	5.86	406	5	5.23
Loans to other FHLBanks	2	—	2.41	—	—	—
Total interest-earning assets	147,729	999	2.71	152,017	809	2.13
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,126			1,033
Total assets	$148,854			$153,049
Liabilities and Capital
Interest-bearing deposits (5)	$1,204	7	2.31	$1,083	4	1.66
Consolidated obligations, net:
Discount notes	66,856	410	2.46	62,237	282	1.81
Bonds	72,763	450	2.48	81,520	392	1.93
Other borrowings	17	—	2.88	5	—	3.95
Total interest-bearing liabilities	140,840	867	2.47	144,845	678	1.88
Other liabilities	718			718
Total capital	7,296			7,486
Total liabilities and capital	$148,854			$153,049
Net interest income and net yield on interest-earning assets		$132	0.36		$131	0.34
Interest-rate spread			0.24			0.25
Average interest-earning assets to interest-bearing liabilities			104.89			104.95
____________

(1)
For 2019, interest amounts reported for advances and consolidated obligation bonds include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

(2)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(3)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(4)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(5)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2019(1)			2018(1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$4,269	$53	2.51	$3,459	$31	1.81
Securities purchased under agreements to resell	4,423	54	2.44	2,122	17	1.66
Federal funds sold	12,680	155	2.46	12,999	108	1.67
Investment securities (3)	25,369	401	3.18	26,668	333	2.51
Advances	98,782	1,315	2.68	108,647	992	1.84
Mortgage loans (4)	345	9	5.50	416	11	5.34
Loans to other FHLBanks	6	—	3.49	4	—	2.73
Total interest-earning assets	145,874	1,987	2.75	154,315	1,492	1.95
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,084			1,137
Total assets	$146,957			$155,451
Liabilities and Capital
Interest-bearing deposits (5)	$1,141	13	2.32	$1,084	8	1.49
Consolidated obligations, net:
Discount notes	64,244	782	2.45	63,171	506	1.61
Bonds	73,584	916	2.51	82,867	712	1.73
Other borrowings	13	—	3.00	5	—	4.51
Total interest-bearing liabilities	138,982	1,711	2.48	147,127	1,226	1.68
Other liabilities	740			725
Total capital	7,235			7,599
Total liabilities and capital	$146,957			$155,451
Net interest income and net yield on interest-earning assets		$276	0.38		$266	0.35
Interest-rate spread			0.27			0.27
Average interest-earning assets to interest-bearing liabilities			104.96			104.89
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

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the second quarter and first six months of 2019, compared to the same periods in 2018, was primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$1	$7	$8	$8	$14	$22
Securities purchased under agreements to resell	11	6	17	26	11	37
Federal funds sold	(1)	19	18	(3)	50	47
Investment securities	(8)	33	25	(17)	85	68
Advances	(27)	149	122	(97)	420	323
Mortgage loans	(1)	1	—	(2)	—	(2)
Total	(25)	215	190	(85)	580	495
Increase (decrease) in interest expense:
Interest-bearing deposits	1	2	3	—	5	5
Consolidated obligations, net:
Discount notes	22	106	128	8	268	276
Bonds	(45)	103	58	(86)	290	204
Total	(22)	211	189	(78)	563	485
(Decrease) increase in net interest income	$(3)	$4	$1	$(7)	$17	$10
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2019(1)	2018(1)	Amount	Percent	2019(1)	2018(1)	Amount	Percent
Net impairment losses recognized in earnings	$(2)	$(1)	$(1)	*	$(3)	$(1)	$(2)	(419.08)
Net gains (losses) on trading securities	1	(1)	2	258.06	2	(2)	4	242.81
Net (losses) gains on derivatives and hedging activities	(2)	14	(16)	(115.02)	(4)	36	(40)	(110.57)
Standby letters of credit fees	6	7	(1)	(0.61)	13	13	—	(1.84)
Other	1	2	(1)	(160.64)	3	2	1	268.21
Total noninterest income	$4	$21	$(17)	(80.93)	$11	$48	$(37)	(76.15)
____________
* Not meaningful
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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2019 (1)
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(6)	$—	$—	$(6)
Net changes in fair value hedges	(4)	—	(1)	(5)
Net interest settlements on derivatives (2)	13	—	(12)	1
Other (3)	1	—	—	1
Total effect on net interest income	$4	$—	$(13)	$(9)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(2)	$—	$(2)
Total net losses on derivatives	—	(2)	—	(2)
Net gains on trading securities (4)	—	2	—	2
Total effect on noninterest income	$—	$—	$—	$—
____________

(1)	For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

(4)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended June 30, 2018 (1)
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (5)	Total
Net interest income:
Amortization or accretion of hedging activities (2)	$(12)	$—	$—	$—	$—	$—	$(12)
Net interest settlements (3)	(1)	—	(15)	(1)	—	—	(17)
Total effect on net interest income	$(13)	$—	$(15)	$(1)	$—	$—	$(29)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$24	$—	$(8)	$(1)	$—	$—	$15
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	—	1	—	—	(1)	—	—
Other	—	—	—	—	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	24	1	(8)	(1)	(1)	(1)	14
Net losses on trading securities (4)	—	—	—	—	—	—	—
Total effect on noninterest income	$24	$1	$(8)	$(1)	$(1)	$(1)	$14
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

(5)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Six Months Ended June 30, 2019 (1)
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(12)	$—	$—	$—	$(12)
Net changes in fair value hedges	—	—	(5)	—	(5)
Net interest settlements on derivatives (2)	33	—	(30)	—	3
Other (3)	1	—	—	—	1
Total effect on net interest income	$22	$—	$(35)	$—	$(13)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(3)	$—	$(1)	$(4)
Total net losses on derivatives	—	(3)	—	(1)	(4)
Net gains on trading securities (4)	—	3	—	—	3
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
____________

(1)	For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

(4)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

.

	For the Six Months Ended June 30, 2018 (1)
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (5)	Total
Net interest income:
Amortization or accretion of hedging activities (2)	$(23)	$—	$—	$—	$—	$—	$(23)
Net interest settlements (3)	(34)	—	(11)	(2)	—	—	(47)
Total effect on net interest income	$(57)	$—	$(11)	$(2)	$—	$—	$(70)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$38	$—	$(3)	$(1)	$—	$—	$34
Gains on derivatives not receiving hedge accounting including net interest settlements	—	2	—	—	1	—	3
Other	—	—	—	—	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	38	2	(3)	(1)	1	(1)	36
Net losses on trading securities (4)	—	(1)	—	—	—	—	(1)
Total effect on noninterest income	$38	$1	$(3)	$(1)	$1	$(1)	$35
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

(5)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

Total noninterest expense remained relatively stable for the second quarter and first six months of 2019, compared to the same periods in 2018.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first six months of 2019.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first six months of 2019.
Contingent Liquidity. Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements during the first six months of 2019.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk.
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
The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first six months of 2019. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first six months of 2019. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2019 and December 31, 2018, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the FHLBanks had $1.0 trillion in aggregate par value of consolidated obligations issued and outstanding, $140.5 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2019.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

FHFA Advisory Bulletin 2019 Business Resiliency Management. On May 7, 2019, the FHFA issued an Advisory Bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the FHFA (the “Business Resiliency AB”) that communicates the FHFA’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels. The Business Resiliency AB rescinds the FHFA’s 2002 disaster recovery guidance. The guidance states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, IT systems, and information assets. The Business Resiliency AB provides guidance on the elements of a safe and sound business resiliency program, which include governance, risk assessment and business impact analysis, risk mitigation and plan development, testing and analysis, and risk monitoring and program sustainability.
The Bank does not expect the Business Resiliency AB to have a material effect on our financial condition or results of operations.
CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the Advisory) on its Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants (the Margin Rules), to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the initial margin amount exceeds a threshold of $50 million. The Margin Rules provide that covered swap entities under the Margin Rules, or non-prudentially regulated swap dealers, are required to post and collect initial margin with counterparties that are swap dealers or financial end users with material swaps exposure, as defined under the rule. The Margin Rules contain, however, an initial margin threshold amount of $50 million between a covered swap entity (and its margin affiliates) on the one hand, and its counterparty (and its margin affiliates) on the other hand. The Advisory clarifies that no initial margin documentation is required until the amount of initial margin exchangeable between a covered swap entity and its counterparty exceeds the initial margin threshold amount of $50 million. The Advisory does, however, instruct covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. The Bank is closely monitoring its initial margin thresholds on a counterparty-by-counterparty basis and is evaluating the impact of the Advisory on its documentation requirements.
SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships. On July 5, 2019, the United States Securities and Exchange Commission (SEC) published a final rule, effective October 3, 2019 (Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.
Under the existing loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The Final Rule replaces the existing ten percent bright-line shareholder ownership test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board ASC Topic 323.
Under the Final Rule, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis, which would be based on the facts and circumstances, would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.
The Bank currently expects the Final Rule to resolve the matters the Bank discusses in Item 5-Other Information.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $608 million as of June 30, 2019. Management and the board also monitor the Bank’s concentration in secured credit and letters of credit exposure to individual borrowers.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of June 30, 2019		As of December 31, 2018
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	90	$2,745	97	$2,176
2	63	17,140	50	18,472
3	61	6,493	75	22,207
4	93	57,136	104	60,897
5	45	16,216	57	3,083
6	13	209	13	361
7	1	2	9	140
8	3	288	3	262
9	3	55	6	190
10	7	90	5	85

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $24.9 billion and $447 million, respectively, as of June 30, 2019.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of June 30, 2019 and December 31, 2018. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2019	$100,982	$350,736	65.74	9.27	24.99
As of December 31, 2018	108,414	338,362	64.96	8.85	26.19
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2019 and December 31, 2018.

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

	As of June 30, 2019
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,000	$—	$—	$1,000
Austria	690	—	—	690
Canada	1,890	—	14	1,904
Finland	595	—	—	595
Germany	1,875	—	—	1,875
Netherlands	1,390	—	—	1,390
Norway	700	—	—	700
Switzerland	—	—	5	5
United States of America	2,070	3,738	16	5,824
Total	$10,210	$3,738	$35	$13,983
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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $15.7 billion as of December 31, 2018 to $13.9 billion as of June 30, 2019. As of June 30, 2019, there were no counterparties that had greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2019, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of June 30, 2019 and December 31, 2018 (in millions), based on their credit ratings as of June 30, 2019 and December 31, 2018, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of June 30, 2019
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$4,230	$—	$—	$—	$—	$—	$—	$—	$—	$4,230
U.S. Treasury obligations	—	1,498	—	—	—	—	—	—	—	—	1,498
State or local housing agency debt obligations	—	1	—	—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	104	—	—	—	—	—	—	—	—	104
Government-sponsored enterprises residential	—	9,558	—	—	—	—	—	—	—	—	9,558
Government-sponsored enterprises commercial	327	11,345	—	—	—	—	—	—	—	—	11,672
Private-label residential	—	70	87	90	104	38	221	38	59	427	1,134
Total mortgage-backed securities	327	21,077	87	90	104	38	221	38	59	427	22,468
Total investment securities	327	26,806	87	90	104	38	221	38	59	427	28,197
Other investments:
Interest-bearing deposits	—	930	2,808	—	—	—	—	—	—	—	3,738
Securities purchased under agreements to resell	—	1,500	2,000	1,000	—	—	—	—	—	—	4,500
Federal funds sold	—	2,795	6,981	434	—	—	—	—	—	—	10,210
Total other investments	—	5,225	11,789	1,434	—	—	—	—	—	—	18,448
Total investments	$327	$32,031	$11,876	$1,524	$104	$38	$221	$38	$59	$427	$46,645
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $56 million as of June 30, 2019.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of June 30, 2019 and December 31, 2018.

Non-MBS Held-to-maturity Securities

The unrealized losses related to non-MBS held-to-maturity securities are caused by interest-rate changes. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on its non-MBS held-to-maturity securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. As a result, Bank does not consider these non-MBS held-to-maturity securities to be other-than-temporarily impaired as of June 30, 2019.

Non-Private-label MBS
The unrealized losses related to government-sponsored enterprise MBS are caused by interest-rate changes. Because these securities are guaranteed by government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2019 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of June 30, 2019 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$70	$—	$70
A	87	—	87
BBB	86	5	91
BB	96	8	104
B	14	24	38
CCC	134	122	256
CC	24	21	45
D	62	—	62
Unrated	469	1	470
Total unpaid principal balance	$1,042	$181	$1,223
Amortized cost	$932	$146	$1,078
Gross unrealized losses	$(2)	$—	$(2)
Fair value	$985	$152	$1,137
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(3)	—	(3)
Net impairment losses recognized in earnings	$(3)	$—	$(3)
Weighted average percentage of fair value to unpaid principal balance	94.49%	83.99%	92.93%
Original weighted average credit support	9.64%	24.94%	11.91%
Weighted average credit support	9.61%	4.40%	8.84%
Weighted average collateral delinquency	9.97%	14.10%	10.58%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of June 30, 2019.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	16.44	8.44	25.49	9.14
Alt-A	14.99	15.63	41.93	3.80
Total	15.69	12.16	33.99	6.38
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of June 30, 2019.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $3 million of collateral at fair value to its uncleared derivative counterparties as of June 30, 2019.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2019.

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

	As of June 30, 2019
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$4,300	$15	$(15)	$—	$—
Single-A	1,724	5	(4)	—	1
Triple-B	4,005	4	(4)	—	—
Cleared derivatives	26,283	11	317	—	328
Liability positions with credit exposure:
Single-A	5,535	(17)	18	—	1
Triple-B	5,180	(17)	18	—	1
Cleared derivatives	10,600	(2)	35	—	33
Total derivative positions with non-member counterparties to which the Bank had credit exposure	57,627	(1)	365	—	364
Member institutions (1)	164	4	—	(4)	—
Total	$57,791	$3	$365	$(4)	$364
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
The allowance for credit losses on MPF loans was $1 million as of June 30, 2019 and December 31, 2018.

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

			As of June 30, 2019	As of December 31, 2018
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$3,780	$3,716
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	27,245	25,590
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	56	206
Pay variable with embedded features, receive variable interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	500	—
		Total	31,581	29,512
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	9,490	6,791
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	15,599	14,124
		Total	25,089	20,915
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	100
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	8,000
		Total	7,100	8,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	448	852
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	83
		Total	531	935
Total notional amount			$64,357	$59,518

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2019			As of December 31, 2018
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.25	0.24	0.31	0.14	0.20	0.25
Liabilities	0.29	0.29	0.25	0.25	0.25	0.21
Equity	(0.51)	(0.82)	1.46	(1.95)	(0.80)	0.99
Effective duration gap	(0.04)	(0.05)	0.06	(0.11)	(0.05)	0.04
___________

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2019			As of December 31, 2018
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$149,878	$148,594	$147,778	$154,492	$153,977	$153,290
Liabilities	142,071	141,363	140,597	147,120	146,378	145,710
Equity	7,807	7,231	7,181	7,372	7,599	7,580
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

As of June 30, 2019, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2019, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PwC has advised the Bank that for the quarter ended June 30, 2019, certain covered persons had borrowing relationships with one Bank member (referred below as the “Lender”) who owns more than 10 percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than 10 percent of the Bank’s capital stock, the Lender’s voting rights are less than 10 percent;

•	as of June 30, 2019 and December 31, 2018, no officer or director of the Lender served on the board of directors of the Bank; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of this Quarterly Report 10-Q, formatted in inline XBRL.
+ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	August 8, 2019	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	August 8, 2019	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer