Form 10-Q
period 2019-09-30
Federal Home Loan Bank of Atlanta
filed 2019-11-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2019 was 54,887,448.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2019	As of December 31, 2018
Assets
Cash and due from banks	$84	$35
Interest-bearing deposits (including deposits with other FHLBanks of $5 and $20 as of September 30, 2019 and December 31, 2018, respectively)	3,147	6,782
Securities purchased under agreements to resell	6,750	3,750
Federal funds sold	9,975	8,978
Investment securities:
Trading securities	1,557	55
Available-for-sale securities	727	865
Held-to-maturity securities (fair value of $24,956 and $23,846 as of September 30, 2019 and December 31, 2018, respectively)	24,974	23,879
Total investment securities	27,258	24,799
Advances	102,466	108,462
Mortgage loans held for portfolio, net of allowance for credit losses of $1 as of September 30, 2019 and December 31, 2018	313	360
Loan to another FHLBank	—	500
Accrued interest receivable	273	295
Derivative assets	436	314
Other assets	178	201
Total assets	$150,880	$154,476
Liabilities
Interest-bearing deposits	$1,541	$1,176
Consolidated obligations, net:
Discount notes	55,049	66,025
Bonds	86,423	79,114
Total consolidated obligations, net	141,472	145,139
Mandatorily redeemable capital stock	1	1
Accrued interest payable	213	204
Affordable Housing Program payable	84	85
Derivative liabilities	12	17
Other liabilities	183	207
Total liabilities	143,506	146,829
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 as of September 30, 2019 and December 31, 2018	913	891
Subclass B2 issued and outstanding shares: 43 and 46 as of September 30, 2019 and December 31, 2018, respectively	4,300	4,595
Total capital stock Class B putable	5,213	5,486
Retained earnings:
Restricted	517	463
Unrestricted	1,615	1,647
Total retained earnings	2,132	2,110
Accumulated other comprehensive income	29	51
Total capital	7,374	7,647
Total liabilities and capital	$150,880	$154,476

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Advances	$584	$585	$1,899	$1,577
Interest-bearing deposits	23	29	76	60
Securities purchased under agreements to resell	34	13	88	30
Federal funds sold	63	57	218	165
Trading securities	8	—	18	1
Available-for-sale securities	21	25	65	77
Held-to-maturity securities	175	159	522	439
Mortgage loans	5	5	14	16
Total interest income	913	873	2,900	2,365
Interest expense
Consolidated obligations:
Discount notes	363	290	1,145	796
Bonds	424	435	1,340	1,147
Interest-bearing deposits	8	5	21	13
Total interest expense	795	730	2,506	1,956
Net interest income	118	143	394	409
Noninterest income (loss)
Net impairment losses recognized in earnings	(4)	—	(7)	(1)
Net gains (losses) on trading securities	1	—	3	(2)
Net (losses) gains on derivatives and hedging activities	(1)	13	(5)	49
Standby letters of credit fees	5	6	18	19
Other	4	—	7	2
Total noninterest income	5	19	16	67
Noninterest expense
Compensation and benefits	21	32	58	71
Other operating expenses	10	9	29	27
Finance Agency	3	2	8	6
Office of Finance	2	2	5	5
Other	3	(1)	10	3
Total noninterest expense	39	44	110	112
Income before assessment	84	118	300	364
Affordable Housing Program assessment	8	11	30	36
Net income	$76	$107	$270	$328

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$76	$107	$270	$328
Other comprehensive loss:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(12)	(8)	(31)	(26)
Reclassification of noncredit portion of impairment losses included in net income	4	—	7	1
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(8)	(8)	(24)	(25)
Pension and postretirement benefit plans	1	4	2	6
Total other comprehensive loss	(7)	(4)	(22)	(19)
Total comprehensive income	$69	$103	$248	$309

The accompanying notes are an integral part of these financial statements.

.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2018	53	$5,300	$424	$1,655	$2,079	$95	$7,474
Issuance of capital stock	23	2,267	—	—	—	—	2,267
Repurchase/redemption of capital stock	(20)	(2,007)	—	—	—	—	(2,007)
Net shares reclassified to mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Comprehensive income (loss)	—	—	22	85	107	(4)	103
Cash dividends on capital stock	—	—	—	(82)	(82)	—	(82)
Balance, September 30, 2018	56	$5,557	$446	$1,658	$2,104	$91	$7,752

Balance, June 30, 2019	52	$5,196	$502	$1,636	$2,138	$36	$7,370
Issuance of capital stock	21	2,134	—	—	—	—	2,134
Repurchase/redemption of capital stock	(21)	(2,114)	—	—	—	—	(2,114)
Net shares reclassified to mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Comprehensive income (loss)	—	—	15	61	76	(7)	69
Cash dividends on capital stock	—	—	—	(82)	(82)	—	(82)
Balance, September 30, 2019	52	$5,213	$517	$1,615	$2,132	$29	$7,374

Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	84	8,399	—	—	—	—	8,399
Repurchase/redemption of capital stock	(80)	(7,960)	—	—	—	—	(7,960)
Net shares reclassified to mandatorily redeemable capital stock	—	(36)	—	—	—	—	(36)
Comprehensive income (loss)	—	—	66	262	328	(19)	309
Cash dividends on capital stock	—	—	—	(227)	(227)	—	(227)
Balance, September 30, 2018	56	$5,557	$446	$1,658	$2,104	$91	$7,752

Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
Issuance of capital stock	70	7,065	—	—	—	—	7,065
Repurchase/redemption of capital stock	(73)	(7,335)	—	—	—	—	(7,335)
Net shares reclassified to mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Comprehensive income (loss)	—	—	54	216	270	(22)	248
Cash dividends on capital stock	—	—	—	(248)	(248)	—	(248)
Balance, September 30, 2019	52	$5,213	$517	$1,615	$2,132	$29	$7,374

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$270	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(42)	22
Net change in derivatives and hedging activities	(829)	389
Net change in fair value adjustment on trading securities	(3)	2
Net impairment losses recognized in earnings	7	1
Net change in:
Accrued interest receivable	22	(48)
Other assets	18	34
Affordable Housing Program payable	(2)	7
Accrued interest payable	10	33
Other liabilities	(24)	(22)
Total adjustments	(843)	418
Net cash (used in) provided by operating activities	(573)	746
Investing activities
Net change in:
Interest-bearing deposits	3,549	(3,709)
Securities purchased under agreements to resell	(3,000)	—
Federal funds sold	(997)	(1,579)
Loan to another FHLBank	500	200
Trading securities:
Purchases of long-term	(1,499)	—
Available-for-sale securities:
Proceeds from principal collected	147	179
Held-to-maturity securities:
Proceeds from principal collected	5,156	4,856
Purchases of long-term	(6,251)	(3,956)
Advances:
Proceeds from principal collected	277,629	314,627
Made	(270,659)	(322,491)
Mortgage loans:
Proceeds from principal collected	47	58
Proceeds from sale of foreclosed assets	1	2
Purchases of premises, equipment, and software	(1)	(3)
Net cash provided by (used in) investing activities	4,622	(11,816)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2019	2018
Financing activities
Net change in interest-bearing deposits	370	(236)
Net payments on derivatives containing a financing element	—	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	733,941	786,081
Bonds	78,475	55,082
Payments for debt issuance costs	(9)	(8)
Payments for maturing and retiring consolidated obligations:
Discount notes	(744,911)	(773,652)
Bonds	(71,345)	(58,664)
Proceeds from issuance of capital stock	7,065	8,399
Payments for repurchase/redemption of capital stock	(7,335)	(7,960)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3)	(35)
Cash dividends paid	(248)	(227)
Net cash (used in) provided by financing activities	(4,000)	8,777
Net increase (decrease) in cash and due from banks	49	(2,293)
Cash and due from banks at beginning of the period	35	2,357
Cash and due from banks at end of the period	$84	$64
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,496	$1,858
Affordable Housing Program assessment, net	$31	$28
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$3	$36
Transfers of mortgage loans to real estate owned	$—	$2

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2018 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of September 30, 2019, except for policy updates related to new accounting guidance for derivatives and hedging activities, which is described in Note 13—Derivatives and Hedging Activities to the Bank’s interim financial statements, and leases which is described below.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of September 30, 2019	As of December 31, 2018
U.S. Treasury obligations	$1,498	$—
Government-sponsored enterprises debt obligations	59	55
Total	$1,557	$55

The following table presents net gains (losses) on trading securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) on trading securities held at period end	$1	$—	$3	$(2)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2019	$679	$(1)	$49	$—	$727
As of December 31, 2018	$793	$(1)	$73	$—	$865
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2019	3	$33	$—	2	$4	$(1)	5	$37	$(1)
As of December 31, 2018	1	$3	$—	2	$4	$(1)	3	$7	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2019	$480	$—	$36	$—	$516
As of December 31, 2018	$539	$—	$54	$—	$593

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	4,829	3	(3)	4,829	2,672	5	(2)	2,675
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	96	—	—	96	118	2	—	120
Government-sponsored enterprises residential	9,110	32	(24)	9,118	9,304	40	(43)	9,301
Government-sponsored enterprises commercial	10,613	1	(29)	10,585	11,368	4	(41)	11,331
Private-label residential	325	4	(2)	327	416	4	(2)	418
Total	$24,974	$40	$(58)	$24,956	$23,879	$55	$(88)	$23,846

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of September 30, 2019
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	14	$2,509	$(3)	1	$50	$—	15	$2,559	$(3)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2	24	—	—	—	—	2	24	—
Government-sponsored enterprises residential	96	2,387	(8)	22	1,702	(16)	118	4,089	(24)
Government-sponsored enterprises commercial	42	5,261	(14)	46	3,409	(15)	88	8,670	(29)
Private-label residential	24	95	(1)	10	23	(1)	34	118	(2)
Total	178	$10,276	$(26)	79	$5,184	$(32)	257	$15,460	$(58)

	As of December 31, 2018
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
State or local housing agency debt obligations	—	$—	$—	1	$1	$—	1	$1	$—
Government-sponsored enterprises debt obligations	12	1,235	(1)	1	99	(1)	13	1,334	(2)
Mortgage-backed securities:
Government-sponsored enterprises residential	54	2,704	(13)	22	1,382	(30)	76	4,086	(43)
Government-sponsored enterprises commercial	58	7,406	(34)	18	1,015	(7)	76	8,421	(41)
Private-label residential	26	139	(1)	11	25	(1)	37	164	(2)
Total	150	$11,484	$(49)	53	$2,522	$(39)	203	$14,006	$(88)

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

	As of September 30, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,167	$1,167	$225	$225
Due after one year through five years	3,402	3,400	2,057	2,058
Due after five years through 10 years	201	203	331	333
Due after 10 years	60	60	60	60
Total non-mortgage-backed securities	4,830	4,830	2,673	2,676
Mortgage-backed securities	20,144	20,126	21,206	21,170
Total	$24,974	$24,956	$23,879	$23,846

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2019	$71	$—	$(1)	$70
As of December 31, 2018	$91	$1	$(1)	$91

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$312	$363	$335	$394
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	4	—	7	1
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(13)	(15)	(39)	(47)
Balance, end of period	$303	$348	$303	$348

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2019	As of December 31, 2018
Overdrawn demand deposit accounts	$—	$33
Due in one year or less	63,357	72,300
Due after one year through two years	14,196	13,298
Due after two years through three years	4,070	5,403
Due after three years through four years	5,027	4,678
Due after four years through five years	3,971	3,997
Due after five years	10,825	8,705
Total par value	101,446	108,414
Deferred prepayment fees	(8)	(17)
Discount on AHP (1) advances	(3)	(4)
Discount on EDGE (2) advances	(2)	(2)
Hedging adjustments	1,033	71
Total	$102,466	$108,462

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of September 30, 2019	As of December 31, 2018
Overdrawn demand deposit accounts	$—	$33
Due or convertible in one year or less	66,519	73,009
Due or convertible after one year through two years	14,337	13,484
Due or convertible after two years through three years	3,871	5,437
Due or convertible after three years through four years	5,087	4,642
Due or convertible after four years through five years	3,786	3,951
Due or convertible after five years	7,846	7,858
Total par value	$101,446	$108,414

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2019	As of December 31, 2018
Fixed-rate:
Due in one year or less	$33,657	$40,578
Due after one year	27,529	24,043
Total fixed-rate	61,186	64,621
Variable-rate:
Due in one year or less	29,700	31,755
Due after one year	10,560	12,038
Total variable-rate	40,260	43,793
Total par value	$101,446	$108,414

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $76,023 and $80,211 as of September 30, 2019 and December 31, 2018, respectively. This concentration represented 74.9 percent and 74.0 percent of total advances outstanding as of September 30, 2019 and December 31, 2018, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2019 and December 31, 2018. No advance was past due as of September 30, 2019 and December 31, 2018.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2019	As of December 31, 2018
Medium-term (15 years or less)	$5	$8
Long-term (greater than 15 years)	309	353
Total unpaid principal balance	314	361
Premiums	1	1
Discounts	(1)	(1)
Total	$314	$361

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2019	As of December 31, 2018
Conventional mortgage loans	$294	$338
Government-guaranteed or insured mortgage loans	20	23
Total unpaid principal balance	$314	$361

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of September 30, 2019	As of December 31, 2018
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$8	$9
Collectively evaluated for impairment	286	330
Total recorded investment	$294	$339

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of September 30, 2019
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$8	$1	$9
Past due 60-89 days	2	1	3
Past due 90 days or more	6	—	6
Total past due mortgage loans	16	2	18
Total current mortgage loans	278	19	297
Total mortgage loans (1)	$294	$21	$315
Other delinquency statistics:
In process of foreclosure (2)	$2	$—	$2
Seriously delinquent rate (3)	1.88%	0.56%	1.79%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$6	$—	$6
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2019	As of December 31, 2018
Fixed-rate	$37,354	$21,217
Step up/down	1,149	4,379
Simple variable-rate	47,898	53,670
Total par value	$86,401	$79,266

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2019		As of December 31, 2018
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$69,415	2.01	$55,386	2.26
Due after one year through two years	8,170	2.05	13,292	2.30
Due after two years through three years	3,542	2.22	3,387	2.44
Due after three years through four years	2,057	2.45	3,884	2.27
Due after four years through five years	1,719	2.54	1,429	2.87
Due after five years	1,498	3.42	1,888	3.23
Total par value	86,401	2.06	79,266	2.31
Premiums	4		7
Discounts	(21)		(18)
Hedging adjustments	39		(141)
Total	$86,423		$79,114

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2019	As of December 31, 2018
Noncallable	$59,794	$65,237
Callable	26,607	14,029
Total par value	$86,401	$79,266

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2019	As of December 31, 2018
Due or callable in one year or less	$77,390	$65,560
Due or callable after one year through two years	5,435	10,874
Due or callable after two years through three years	767	982
Due or callable after three years through four years	222	429
Due or callable after four years through five years	1,334	168
Due or callable after five years	1,253	1,253
Total par value	$86,401	$79,266

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2019	$55,049	$55,206	2.08
As of December 31, 2018	$66,025	$66,270	2.33

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2019		As of December 31, 2018
	Required	Actual	Required	Actual
Risk-based capital	$1,322	$7,346	$1,654	$7,597
Total regulatory capital ratio	4.00%	4.87%	4.00%	4.92%
Total regulatory capital (1)	$6,035	$7,346	$6,179	$7,597
Leverage capital ratio	5.00%	7.30%	5.00%	7.38%
Leverage capital	$7,544	$11,019	$7,724	$11,396
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2019 and 2018.

	2019		2018
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$85	6.47	$65	5.16
Second quarter	81	6.54	80	5.78
Third quarter	82	6.36	82	6.19
Total	$248	6.46	$227	5.63

Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$1	$2	$1	$1
Net reclassification from capital during the period	3	3	3	36
Repurchase/redemption of mandatorily redeemable capital stock	(3)	(3)	(3)	(35)
Balance, end of period	$1	$2	$1	$2

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

	As of September 30, 2019	As of December 31, 2018
Due after three years through four years	$1	$—
Due after four years through five years	—	1
Total	$1	$1

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, June 30, 2018	$(22)	$117	$95
Other comprehensive income before reclassifications:
Actuarial gain	4	—	4
Net change in fair value	—	(8)	(8)
Net current period other comprehensive income (loss)	4	(8)	(4)
Balance, September 30, 2018	$(18)	$109	$91

Balance, June 30, 2019	$(20)	$56	$36
Other comprehensive income before reclassifications:
Net change in fair value	—	(12)	(12)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	4	4
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(8)	(7)
Balance, September 30, 2019	$(19)	$48	$29

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2017	$(24)	$134	$110
Other comprehensive income before reclassifications:
Actuarial gain	4	—	4
Net change in fair value	—	(26)	(26)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	6	(25)	(19)
Balance, September 30, 2018	$(18)	$109	$91

Balance, December 31, 2018	$(21)	$72	$51
Other comprehensive income before reclassifications:
Net change in fair value	—	(31)	(31)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	7	7
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	2	(24)	(22)
Balance, September 30, 2019	$(19)	$48	$29

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

	As of September 30, 2019			As of December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$71,670	$39	$123	$50,427	$32	$151
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	654	7	1	1,008	3	11
Interest-rate caps or floors	7,083	—	—	8,083	1	1
Total derivatives not designated as hedging instruments	7,737	7	1	9,091	4	12
Total derivatives before netting and collateral adjustments	$79,407	46	124	$59,518	36	163
Netting adjustments and cash collateral (2)		390	(112)		278	(146)
Derivative assets and derivative liabilities		$436	$12		$314	$17
___________
(1) Includes variation margin for daily settled contracts of $905 and $21 as of September 30, 2019 and December 31, 2018, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $517 and $433 as of September 30, 2019 and December 31, 2018, respectively. Cash collateral received and related accrued interest was $14 and $9 as of September 30, 2019 and December 31, 2018, respectively.

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

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Interest Income (Expense)			Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$584	$(424)	$(363)	$1,899	$(1,340)	$(1,145)
Changes in fair value:
Hedged items	$232	$(10)	$(1)	$990	$(179)	$(1)
Derivatives	(244)	11	1	(1,002)	175	1
Net changes in fair value	(12)	1	—	(12)	(4)	—
Net interest settlements on derivatives (1) (2)	1	(2)	—	34	(32)	—
Amortization/accretion of active hedging relationships	(5)	—	—	(17)	—	—
Other	(3)	(1)	—	(2)	(1)	—
Total net interest income effect from fair value hedging relationships	$(19)	$(2)	$—	$3	$(37)	$—
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30, 2018 (1)			For the Nine Months Ended September 30, 2018 (1)
	Interest Income (Expense)		Noninterest Income	Interest Income (Expense)			Noninterest Income
	Advances	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net gains (losses) on derivatives and hedging activities
Interest-rate contracts:
Derivatives	$5	$(16)	$112	$(29)	$(27)	$(2)	$407
Hedged items (2)	—	—	(98)	—	—	—	(359)
Net gains (losses) on fair value hedging relationships	$5	$(16)	$14	$(29)	$(27)	$(2)	$48
___________
(1) Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.
(2) Prior period amounts do not include amortization on the hedged items.

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of September 30, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$32,566	$1,026	$7	$1,033
Consolidated obligations:
Bonds	33,176	39	—	39
Discount notes	6,255	1	—	1
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	N/A (1)	$14	N/A (1)	$48
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(1)	—	$(5)	4
Net interest settlements	—	—	—	(1)
Total net (losses) gains related to derivatives not designated as hedging instruments	(1)	—	(5)	3
Price alignment amount (2)	—	(1)	—	(2)
Net (losses) gains on derivatives and hedging activities	$(1)	$13	$(5)	$49

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2019 was $8, for which the Bank was not required to post collateral as of September 30, 2019. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $3 of collateral at fair value to its uncleared derivative counterparties as of September 30, 2019.

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

	As of September 30, 2019		As of December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$40	$123	$35	$128
Cleared derivatives	6	1	1	35
Total gross recognized amount	46	124	36	163
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(33)	(111)	(33)	(111)
Cleared derivatives	423	(1)	311	(35)
Total gross amounts of netting adjustments and cash collateral	390	(112)	278	(146)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	7	12	2	17
Cleared derivatives	429	—	312	—
Total net amounts after netting adjustments and cash collateral	436	12	314	17
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	6	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	6	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	1	12	2	17
Cleared derivatives	429	—	312	—
Total net unsecured amount (1)	$430	$12	$314	$17
____________
(1) The Bank had net credit exposure of $1 and $2 as of September 30, 2019 and December 31, 2018, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of September 30, 2019 and December 31, 2018.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of September 30, 2019 and December 31, 2018.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of September 30, 2019 and December 31, 2018.

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

	As of September 30, 2019
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,498	$—	$—	$1,498
Government-sponsored enterprises debt obligations	—	59	—	—	59
Total trading securities	—	1,557	—	—	1,557
Available-for-sale securities:
Private-label residential MBS	—	—	727	—	727
Derivative assets:
Interest-rate related	—	46	—	390	436
Grantor trust (included in Other assets)	66	—	—	—	66
Total assets at fair value	$66	$1,603	$727	$390	$2,786
Liabilities
Derivative liabilities:
Interest-rate related	$—	$124	$—	$(112)	$12
Total liabilities at fair value	$—	$124	$—	$(112)	$12
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$777	$1,001	$865	$1,104
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(4)	—	(7)	(1)
Included in other comprehensive income	(8)	(8)	(24)	(25)
Accretion of credit losses in net interest income	13	15	40	47
Settlements	(51)	(62)	(147)	(179)
Balance, end of period	$727	$946	$727	$946
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2019 and December 31, 2018. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2019 and December 31, 2018.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2019 and December 31, 2018. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$84	$84	$84	$—	$—	$—
Interest-bearing deposits	3,147	3,147	—	3,147	—	—
Securities purchased under agreements to resell	6,750	6,750	—	6,750	—	—
Federal funds sold	9,975	9,975	—	9,975	—	—
Trading securities	1,557	1,557	—	1,557	—	—
Available-for-sale securities	727	727	—	—	727	—
Held-to-maturity securities	24,974	24,956	—	24,629	327	—
Advances	102,466	102,574	—	102,574	—	—
Mortgage loans held for portfolio, net	313	342	—	342	—	—
Accrued interest receivable	273	273	—	273	—	—
Derivative assets	436	436	—	46	—	390
Grantor trust assets (included in Other assets)	66	66	66	—	—	—
Liabilities:
Interest-bearing deposits	1,541	1,541	—	1,541	—	—
Consolidated obligations, net:
Discount notes	55,049	55,055	—	55,055	—	—
Bonds	86,423	86,665	—	86,665	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	213	213	—	213	—	—
Derivative liabilities	12	12	—	124	—	(112)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $868,664 and $886,081 as of September 30, 2019 and December 31, 2018, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2019 and December 31, 2018. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2019 and December 31, 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2019			As of December 31, 2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$10,637	$14,239	$24,876	$12,334	$17,974	$30,308
Commitments to fund additional advances	30	—	30	48	—	48
Unsettled consolidated obligation bonds, at par (2)	2,000	—	2,000	640	—	640
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	750	—	750
____________

(1)
“Expire Within One Year” includes 13 and 14 standby letters of credit for a total of $36 and $37 as of September 30, 2019 and December 31, 2018, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $75 and $102 as of September 30, 2019 and December 31, 2018, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
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

	As of September 30, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$706	13.54	$16,259	16.03	$—	0.01

	As of December 31, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$855	15.58	$19,759	18.23	$—	0.01
Navy Federal Credit Union	570	10.39	13,058	12.04	—	0.04

Note 17—Subsequent Events

On October 31, 2019, the Bank's board of directors approved a cash dividend for the third quarter of 2019. The Bank paid the third quarter 2019 dividend on November 5, 2019 in the amount of $75.

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

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, as well as those risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 7, 2019, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2019 and December 31, 2018, and results of operations for the third quarter and first nine months of 2019 and 2018. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2018.

Executive Summary

Financial Condition

As of September 30, 2019, total assets were $150.9 billion, a decrease of $3.6 billion, or 2.33 percent, from December 31, 2018. This decrease was primarily due to a $6.0 billion, or 5.53 percent, decrease in advances, partially offset by a $2.5 billion, or 9.91 percent, increase in total investment securities.

As of September 30, 2019, total liabilities were $143.5 billion, a decrease of $3.3 billion, or 2.26 percent, from December 31, 2018. This decrease was primarily due to a $3.7 billion, or 2.53 percent, decrease in consolidated obligations as a result of lower advances balances as of September 30, 2019.

As of September 30, 2019, total capital was $7.4 billion, a decrease of $273 million, or 3.57 percent, from December 31, 2018. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the period.

Results of Operations

The Bank recorded net interest income of $118 million for the third quarter of 2019, a decrease of $25 million, or 17.7 percent, from net interest income of $143 million for the same period in 2018. The Bank recorded net interest income of $394 million for the first nine months of 2019, a decrease of $15 million, or 3.8 percent, from net interest income of $409 million for the same period in 2018.

The Bank recorded net income of $76 million for the third quarter of 2019, a decrease of $31 million, or 28.6 percent, from net income of $107 million for the same period in 2018. The Bank recorded net income of $270 million for the first nine months of 2019, a decrease of $58 million, or 17.5 percent, from net income of $328 million for the same period in 2018.

The decrease in net interest income and net income during the third quarter and first nine months of 2019, compared to the same periods in 2018, was primarily due to changes in interest rates during the periods.

One way in which the Bank currently analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 4.24 percent for the third quarter of 2019, compared to 5.68 percent for the same period in 2018. The decrease in ROE was primarily due to the decrease in net income during the third quarter of 2019, compared to the same period in 2018. ROE spread to three-month average LIBOR was 204 basis points for the third quarter of 2019, compared to 334 basis points for the same period in 2018. The decrease in the ROE spread to three-month average LIBOR was primarily due to the decrease in ROE during the third quarter of 2019, compared to the same period in 2018.

The Bank's annualized ROE was 5.02 percent for the first nine months of 2019, compared to 5.81 percent for the same period in 2018. The decrease in ROE was primarily due to a decrease in net income during the first nine months of 2019, compared to the same period in 2018. ROE spread to three-month average LIBOR was 256 basis points for the first nine months of 2019, compared to 361 basis points for the same period in 2018. The decrease in the ROE spread to three-month average LIBOR was primarily due to the decrease in ROE during the first nine months of 2019, compared to the same period in 2018.

The Bank’s interest-rate spread was 22 basis points for the third quarter of 2019, compared to 28 basis points for the same period in 2018. The Bank’s interest-rate spread was 25 basis points for the first nine months of 2019, compared to 27 basis points for the same period in 2018.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Management continues to be focused and engaged on implementing an effective transition away from LIBOR through its multi-year LIBOR phase-out transition plan, which includes governance, risk management, legal, operational, systems and operations, and other aspects of planning for the transition. In connection with the supervisory letter issued by the Finance Agency on September 27, 2019 to all FHLBanks regarding planning for the LIBOR phase-out, the Bank’s LIBOR transition plan will be updated to address the provisions of the supervisory letter. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. By December 31, 2019, the FHLBanks should stop purchasing investments that reference LIBOR and mature after December 31, 2021. The terms and potential impact of the supervisory letter, the Bank’s risk management of the transition away from LIBOR, and the Bank’s exposure to advances, investment securities, consolidated obligation bonds, and derivatives with interest rates indexed to LIBOR are discussed in Management’s Discussion and Analysis of Financial Condition--Legislative and Regulatory Developments and --Risk Management-Transition of LIBOR to an Alternative Reference Rate.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Statements of Condition (at period end)
Total assets	$150,880	$149,692	$138,940	$154,476	$155,591
Advances	102,466	101,776	90,929	108,462	109,746
Investments (1)	47,130	46,645	46,781	44,309	44,680
Mortgage loans held for portfolio	314	329	347	361	377
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	1,541	1,400	1,163	1,176	965
Consolidated obligations, net:
Discount notes (2)	55,049	64,833	61,166	66,025	62,632
Bonds (2)	86,423	75,468	69,186	79,114	83,761
Total consolidated obligations, net (2)	141,472	140,301	130,352	145,139	146,393
Mandatorily redeemable capital stock	1	1	1	1	2
Affordable Housing Program payable	84	88	89	85	85
Capital stock - putable	5,213	5,196	4,753	5,486	5,557
Retained earnings	2,132	2,138	2,126	2,110	2,104
Accumulated other comprehensive income	29	36	44	51	91
Total capital	7,374	7,370	6,923	7,647	7,752
Statements of Income (for the period ended)
Net interest income (3)	118	132	144	152	143
Net impairment losses recognized in earnings	(4)	(2)	(1)	(2)	—
Net gains on trading securities	1	1	1	1	—
Net (losses) gains on derivatives and hedging activities (3)	(1)	(2)	(2)	(20)	13
Standby letters of credit fees	5	6	7	6	6
Other income	4	1	2	(1)	—
Noninterest expense	39	32	39	38	44
Income before assessment	84	104	112	98	118
Affordable Housing Program assessment	8	11	11	10	11
Net income	76	93	101	88	107
Performance Ratios (%)
Return on equity (4)	4.24	5.12	5.72	4.73	5.68
Return on assets (5)	0.21	0.25	0.28	0.24	0.28
Net interest margin (6)	0.32	0.36	0.40	0.41	0.38
Regulatory capital ratio (at period end) (7)	4.87	4.90	4.95	4.92	4.92
Equity to assets ratio (8)	4.84	4.90	4.95	5.00	4.96
Dividend payout ratio (9)	107.18	86.91	84.73	92.42	77.16

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2019	$868,664
June 30, 2019	907,877
March 31, 2019	880,223
December 31, 2018	886,081
September 30, 2018	872,256

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

	As of September 30, 2019		As of December 31, 2018		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$102,466	67.91	$108,462	70.21	$(5,996)	(5.53)
Investment securities	27,258	18.07	24,799	16.05	2,459	9.91
Other investments	19,872	13.17	19,510	12.63	362	1.86
Mortgage loans, net	313	0.21	360	0.23	(47)	(13.04)
Loan to another FHLBank	—	—	500	0.33	(500)	(100.00)
Other assets	971	0.64	845	0.55	126	14.90
Total assets	$150,880	100.00	$154,476	100.00	$(3,596)	(2.33)
Consolidated obligations, net:
Discount notes	$55,049	38.36	$66,025	44.97	$(10,976)	(16.63)
Bonds	86,423	60.22	79,114	53.88	7,309	9.24
Deposits	1,541	1.08	1,176	0.80	365	31.06
Other liabilities	493	0.34	514	0.35	(21)	(4.08)
Total liabilities	$143,506	100.00	$146,829	100.00	$(3,323)	(2.26)
Capital stock	$5,213	70.68	$5,486	71.74	$(273)	(4.98)
Retained earnings	2,132	28.92	2,110	27.59	22	1.05
Accumulated other comprehensive income	29	0.40	51	0.67	(22)	(42.68)
Total capital	$7,374	100.00	$7,647	100.00	$(273)	(3.57)

Advances

Total advances decreased by 5.53 percent as of September 30, 2019, compared to December 31, 2018. A significant percentage of advances made during the first nine months of 2019 were short-term advances.

As of September 30, 2019, 60.3 percent of the Bank’s advances were fixed-rate, compared to 59.6 percent as of December 31, 2018. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, which are primarily based on LIBOR. As of September 30, 2019 and December 31, 2018, 52.1 percent and 45.3 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.50 percent and 0.47 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. Pursuant to the Finance Agency’s supervisory letter, by March 31, 2020, the Bank will cease issuing LIBOR-based advances with maturities beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2019		As of December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$56,746	55.94	$62,458	57.61
Adjustable or variable-rate indexed	39,655	39.09	43,737	40.34
Principal reducing credit	1,172	1.15	1,232	1.14
Convertible	3,873	3.82	987	0.91
Total par value	$101,446	100.00	$108,414	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of September 30, 2019	As of December 31, 2018	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$4,888	$2,727	$2,161	79.23
U.S. Treasury obligations	1,498	—	1,498	100.00
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	96	118	(22)	(19.11)
Government-sponsored enterprises residential	9,110	9,304	(194)	(2.08)
Government-sponsored enterprises commercial	10,613	11,368	(755)	(6.64)
Private-label residential	1,052	1,281	(229)	(17.92)
Total mortgage-backed securities	20,871	22,071	(1,200)	(5.44)
Total investment securities	27,258	24,799	2,459	9.91
Other investments:
Interest-bearing deposits (1)	3,147	6,782	(3,635)	(53.58)
Securities purchased under agreements to resell	6,750	3,750	3,000	80.00
Federal funds sold (2)	9,975	8,978	997	11.10
Total other investments	19,872	19,510	362	1.86
Total investments	$47,130	$44,309	$2,821	6.37
____________

(1)
Interest-bearing deposits include a $506 million and $409 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of September 30, 2019 and December 31, 2018, respectively, and a $48 million business money market account with United Bank one of the Bank’s 10 largest borrowers as of September 30, 2019.

(2)
Federal funds sold includes $175 million with BankUnited, National Association, and $700 million with Branch Banking and Trust Company, both of which are one of the Bank’s 10 largest borrowers as of September 30, 2019. Federal funds sold includes $175 million with BankUnited, National Association, and $425 million with SunTrust Bank, both of which are one of the Bank’s 10 largest borrowers as of December 31, 2018.

The increase in total investments was primarily due to the Bank positioning itself to meet new Finance Agency liquidity requirements. Additionally, the amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market. The decrease in interest-bearing deposits was primarily due to a change in interpretation of regulatory guidance related to unsecured credit exposure.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of September 30, 2019 and December 31, 2018, as these investments amounted to 283 percent and 290 percent of the Bank’s regulatory capital, respectively.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2018 to September 30, 2019 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of September 30, 2019 and December 31, 2018. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2019	As of December 31, 2018
	Percent of Total	Percent of Total
Florida	22.41	22.76
South Carolina	20.70	20.40
Virginia	11.65	11.23
Georgia	9.92	10.12
North Carolina	8.15	8.19
All other	27.17	27.30
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2018 to September 30, 2019 was primarily a result of the decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.8 percent of the $150.9 billion in total assets as of September 30, 2019, remaining relatively stable compared to the financing ratio of 94.0 percent as of December 31, 2018.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on LIBOR. As of September 30, 2019 and December 31, 2018, 86.0 percent and 80.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2019 and December 31, 2018. 11.3 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of September 30, 2019 and none of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2018.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 25, 2019 the Bank received notification from the Director that, based on June 30, 2019 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the third quarter and first nine months of 2019 and 2018.

Net Income

The following table presents the Bank’s significant income items for the third quarter and first nine months of 2019 and 2018, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net interest income	$118	$143	$(25)	(17.71)	$394	$409	$(15)	(3.75)
Noninterest income	5	19	(14)	(73.52)	16	67	(51)	(75.39)
Noninterest expense	39	44	(5)	(12.86)	110	112	(2)	(1.89)
Affordable Housing Program assessment	8	11	(3)	(28.56)	30	36	(6)	(17.53)
Net income	$76	$107	$(31)	(28.56)	$270	$328	$(58)	(17.53)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Beginning on January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in noninterest income. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $21 million and $20 million for the third quarter of 2019 and 2018, respectively, and a decrease of $34 million and $90 million for the first nine months of 2019 and 2018, respectively.

The decrease in net interest income for the third quarter and first nine months of 2019, compared to the same periods in 2018, was primarily due to changes in interest rates during the periods. This change in interest rates impacted consolidated obligations interest expense more than the offsetting change to earnings from interest-earning assets.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2019 and 2018 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net (losses) gains on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread decreased from 28 basis points and 27 basis points for the third quarter and first nine months of 2018, respectively, to 22 basis points and 25 basis points for the same periods in 2019, respectively, primarily as a result of changes in interest rates during the periods.

	For the Three Months Ended September 30,
	2019(1)			2018(1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$3,910	$23	2.29	$5,536	$29	2.11
Securities purchased under agreements to resell	6,047	34	2.25	2,476	13	1.96
Federal funds sold	11,257	63	2.23	11,325	57	2.01
Investment securities (3)	27,805	204	2.92	26,181	184	2.80
Advances	96,156	584	2.41	102,913	585	2.25
Mortgage loans (4)	321	5	5.75	386	5	5.35
Loans to other FHLBanks	36	—	2.21	—	—	—
Total interest-earning assets	145,532	913	2.49	148,817	873	2.33
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,275			1,072
Total assets	$146,806			$149,888
Liabilities and Capital
Interest-bearing deposits (5)	$1,446	8	2.09	$1,094	5	1.87
Consolidated obligations, net:
Discount notes	62,907	363	2.29	57,584	290	2.00
Bonds	74,611	424	2.26	83,033	435	2.08
Other borrowings	3	—	4.70	6	—	3.46
Total interest-bearing liabilities	138,967	795	2.27	141,717	730	2.05
Other liabilities	737			742
Total capital	7,102			7,429
Total liabilities and capital	$146,806			$149,888
Net interest income and net yield on interest-earning assets		$118	0.32		$143	0.38
Interest-rate spread			0.22			0.28
Average interest-earning assets to interest-bearing liabilities			104.72			105.01
____________

(1)
For 2019, interest amounts reported for advances and consolidated obligation bonds and discount notes include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

(2)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(3)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(4)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(5)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2019(1)			2018(1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$4,148	$76	2.44	$4,159	$60	1.94
Securities purchased under agreements to resell	4,970	88	2.36	2,241	30	1.77
Federal funds sold	12,200	218	2.39	12,435	165	1.78
Investment securities (3)	26,190	605	3.09	26,504	517	2.61
Advances	97,897	1,899	2.59	106,714	1,577	1.98
Mortgage loans (4)	337	14	5.58	406	16	5.34
Loans to other FHLBanks	17	—	2.54	3	—	2.73
Total interest-earning assets	145,759	2,900	2.66	152,462	2,365	2.07
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,148			1,115
Total assets	$146,906			$153,576
Liabilities and Capital
Interest-bearing deposits (5)	$1,243	21	2.23	$1,087	13	1.62
Consolidated obligations, net:
Discount notes	63,794	1,145	2.40	61,288	796	1.74
Bonds	73,930	1,340	2.42	82,923	1,147	1.85
Other borrowings	9	—	3.16	5	—	4.07
Total interest-bearing liabilities	138,976	2,506	2.41	145,303	1,956	1.80
Other liabilities	739			731
Total capital	7,191			7,542
Total liabilities and capital	$146,906			$153,576
Net interest income and net yield on interest-earning assets		$394	0.36		$409	0.36
Interest-rate spread			0.25			0.27
Average interest-earning assets to interest-bearing liabilities			104.88			104.93
____________

(1)
For 2019, interest amounts reported for advances and consolidated obligation bonds and discount notes include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

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

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the third quarter and first nine months of 2019, compared to the same periods in 2018, was primarily rate related.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(9)	$3	$(6)	$—	$16	$16
Securities purchased under agreements to resell	19	2	21	46	12	58
Federal funds sold	—	6	6	(3)	56	53
Investment securities	12	8	20	(6)	94	88
Advances	(40)	39	(1)	(139)	461	322
Mortgage loans	—	—	—	(3)	1	(2)
Total	(18)	58	40	(105)	640	535
Increase (decrease) in interest expense:
Interest-bearing deposits	2	1	3	2	6	8
Consolidated obligations, net:
Discount notes	28	45	73	33	316	349
Bonds	(46)	35	(11)	(134)	327	193
Total	(16)	81	65	(99)	649	550
Decrease in net interest income	$(2)	$(23)	$(25)	$(6)	$(9)	$(15)
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2019(1)	2018(1)	Amount	Percent	2019(1)	2018(1)	Amount	Percent
Net impairment losses recognized in earnings	$(4)	$—	$(4)	(574.07)	$(7)	$(1)	$(6)	(489.51)
Net gains (losses) on trading securities	1	—	1	148.54	3	(2)	5	218.97
Net (losses) gains on derivatives and hedging activities	(1)	13	(14)	(110.67)	(5)	49	(54)	(110.60)
Standby letters of credit fees	5	6	(1)	(4.51)	18	19	(1)	(2.69)
Other	4	—	4	196.50	7	2	5	226.29
Total noninterest income	$5	$19	$(14)	(73.52)	$16	$67	$(51)	(75.39)
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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2019 (1)
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(5)	$—	$—	$(5)
Net changes in fair value hedges	(12)	—	1	(11)
Net interest settlements on derivatives (2)	1	—	(2)	(1)
Other (3)	(3)	—	(1)	(4)
Total effect on net interest income	$(19)	$—	$(2)	$(21)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(1)	$—	$(1)
Total net losses on derivatives	—	(1)	—	(1)
Net gains on trading securities (4)	—	1	—	1
Total effect on noninterest income	$—	$—	$—	$—
____________

(1)	For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

(4)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended September 30, 2018 (1)
	Advances	Investments	Consolidated Obligation Bonds	Other (5)	Total
Net interest income:
Amortization or accretion of hedging activities (2)	$(9)	$—	$—	$—	$(9)
Net interest settlements (3)	5	—	(16)	—	(11)
Total effect on net interest income	$(4)	$—	$(16)	$—	$(20)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$14	$—	$—	$—	$14
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	(1)	1	—	—	—
Price alignment amount on derivatives	—	—	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	13	1	—	(1)	13
Net losses on trading securities (4)	—	(1)	—	—	(1)
Total effect on noninterest income	$13	$—	$—	$(1)	$12
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

(5)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Nine Months Ended September 30, 2019 (1)
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(17)	$—	$—	$—	$(17)
Net changes in fair value hedges	(12)	—	(4)	—	(16)
Net interest settlements on derivatives (2)	34	—	(32)	—	2
Other (3)	(2)	—	(1)	—	(3)
Total effect on net interest income	$3	$—	$(37)	$—	$(34)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(4)	$—	$(1)	$(5)
Total net losses on derivatives	—	(4)	—	(1)	(5)
Net gains on trading securities (4)	—	4	—	—	4
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
____________

(1)	For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

(4)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

.

	For the Nine Months Ended September 30, 2018 (1)
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (5)	Total
Net interest income:
Amortization or accretion of hedging activities (2)	$(32)	$—	$—	$—	$—	$—	$(32)
Net interest settlements (3)	(29)	—	(27)	(2)	—	—	(58)
Total effect on net interest income	$(61)	$—	$(27)	$(2)	$—	$—	$(90)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$52	$—	$(3)	$(1)	$—	$—	$48
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	(1)	3	—	—	1	—	3
Price alignment amount on derivatives	—	—	—	—	—	(2)	(2)
Total net gains (losses) on derivatives and hedging activities	51	3	(3)	(1)	1	(2)	49
Net losses on trading securities (4)	—	(2)	—	—	—	—	(2)
Total effect on noninterest income	$51	$1	$(3)	$(1)	$1	$(2)	$47
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

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The decrease in total noninterest expense during the third quarter and first nine months of 2019, compared to the same periods in 2018, was primarily due to the Bank making an additional $13 million retirement plan accrual during the third quarter of 2018, which was recorded in compensation and benefits expense.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first nine months of 2019.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first nine months of 2019.
Contingent Liquidity. Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements during the first nine months of 2019.
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
The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first nine months of 2019. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first nine months of 2019. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2019 and December 31, 2018, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the FHLBanks had $1.0 trillion in aggregate par value of consolidated obligations issued and outstanding, $141.6 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2019.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Advisory Bulletin (AB 2019-03) - Capital Stock Management. On August 14, 2019, the Finance Agency issued an Advisory Bulletin (Capital Stock Management AB) providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.
The Bank does not expect the Capital Stock Management AB to have a material impact on the Bank’s capital management practices, financial condition, and/or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.
The potential impact of the supervisory letter is discussed in Management’s Discussion and Analysis of Financial Condition--Risk Management-Transition of LIBOR to an Alternative Reference Rate.

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

Transition of LIBOR to an Alternative Reference Rate

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

Certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank, are indexed to LIBOR, with exposure extending past December 31, 2021. The Bank is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Bank. The Bank has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems and operations, fallback language, and other aspects of planning. The Bank has a LIBOR Steering Committee, which leads the development and implementation of the Bank’s transition strategy, providing periodic reports to the Bank’s executive management committee and board of directors, In connection with the supervisory letter issued by the Finance Agency on September 27, 2019 regarding planning for the LIBOR phase-out, the Bank’s LIBOR transition plan will also include:

•	by December 31, 2019, the cessation of purchasing assets tied to LIBOR with a contractual maturity beyond December 31, 2021;

•	by March 31, 2020, the cessation of entering into new LIBOR-based transactions involving advances, debt, derivatives, or other products with maturities beyond December 31, 2021; and

•	by March 31, 2020, updating the Bank’s pledged collateral certification reporting requirements so that members may distinguish LIBOR-linked collateral maturing past December 31, 2021.

The supervisory letter is discussed in Management’s Discussion and Analysis--Legislative and Regulatory Developments. Pursuant to the supervisory letter, the Bank will no longer be able to offer certain advance products with a LIBOR component after March 31, 2020, which could cause a decline in the Bank’s total advances. Similarly, the Bank’s will no longer be able to purchase LIBOR-indexed investments. The Bank is evaluating the potential impact of these restrictions, and the other provisions of the supervisory letter, on its business, financial condition and results of operations.

The Bank is developing an inventory of financial instruments impacted by the LIBOR transition and working to identify contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in advance confirmations, consolidated obligations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. The Bank continues to monitor the market-wide efforts to address fallback language related to derivatives as well as fallback language for new activities and issuances of financial instruments. In order to help manage balance sheet exposure to LIBOR-indexed assets and liabilities with maturities beyond 2021, the Bank has participated in the issuance of SOFR-indexed consolidated bonds, has begun to issue SOFR-linked advances, and swapped certain financial instruments to OIS as an alternative interest rate hedging strategy for certain financial instruments.

The Bank’s exposure to advances, investment securities, consolidated obligation bonds, and derivatives with interest rates indexed to LIBOR as of September 30, 2019 is set forth below.

The following table presents the par value of variable-rate advances by interest-rate index and LIBOR-indexed advances by redemption term (in millions).

As of September 30, 2019
Par value of variable-rate advances outstanding:
LIBOR	$30,417
SOFR	1
Other	9,842
Total par value	$40,260

Par value of LIBOR-indexed advances by redemption term:
Due before or on December 31, 2021	$29,853
Due after December 31, 2021	564
Total par value	$30,417

The following table presents the unpaid principal balance of variable-rate investment securities by interest-rate index and LIBOR-indexed investment securities by contractual maturity (in millions)

	As of September 30, 2019
	Trading	Available-for-sale	Held-to-maturity	Total
Variable-rate non-mortgage-backed securities:
LIBOR	$—	$—	$2,337	$2,337
SOFR	—	—	50	50
Other	1,500	—	85	1,585
Total non-mortgage-backed securities	1,500	—	2,472	3,972

Variable-rate mortgage-backed securities:
LIBOR	—	510	18,611	19,121
SOFR	—	—	—	—
Other	—	46	156	202
Total mortgage-backed securities	—	556	18,767	19,323
Total unpaid principal balance	$1,500	$556	$21,239	$23,295

LIBOR-indexed non-mortgage-backed securities by contractual maturity:
Due before or on December 31, 2021	$—	$—	$1,437	$1,437
Due after December 31, 2021	—	—	900	900
Total unpaid principal balance	$—	$—	$2,337	$2,337

LIBOR-indexed mortgage-backed securities by contractual maturity:
Due before or on December 31, 2021	$—	$—	$22	$22
Due after December 31, 2021	—	510	18,589	19,099
Total mortgage-backed securities	—	510	18,611	19,121
Total unpaid principal balance	$—	$510	$20,948	$21,458

The following table presents the par value of variable-rate consolidated obligation bonds by interest-rate index and LIBOR-indexed consolidated obligation bonds by contractual maturity (in millions).

As of September 30, 2019
Par value of variable-rate consolidated obligation bonds outstanding:
LIBOR	$38,230
SOFR	9,668
Total par value	$47,898

Par value of LIBOR-indexed consolidated obligation bonds by contractual maturity:
Due before or on December 31, 2021	$38,230
Due after December 31, 2021	—
Total par value	$38,230

The Bank continues to execute LIBOR-indexed derivatives to manage interest-rate risk and to monitor market wide efforts to address fallback language related to LIBOR-linked derivative transactions. The Bank has begun to implement OIS as an alternative interest-rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge. The following table presents the notional amount of variable-rate derivatives by interest-rate index and LIBOR-indexed derivatives by termination date (in millions).

As of September 30, 2019
Notional amount of variable-rate derivatives outstanding:
LIBOR	$72,498
SOFR	100
OIS	6,809
Total notional amount	$79,407

Notional amount of LIBOR-indexed derivatives by termination date:
Terminates before or on December 31, 2021	$45,552
Terminates after December 31, 2021	26,946
Total notional amount	$72,498

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
The Bank determines credit risk rating or risk level ratings for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. Prior to September 27, 2019, the Bank assigned each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). Beginning on September 27, 2019, the Bank no longer assigned each borrower that is an insurance company a credit risk rating from one to 10, and began assigning risk level ratings to insurance companies by utilizing an external model. The rating process for insured depository institutions remains unchanged. The Bank assigns each borrower that is not an insured depository institution, except insurance companies (including housing associates, community development financial institutions, and corporate credit unions), a risk level rating based on a risk matrix developed for each entity type. Each risk level rating generally corresponds to the one to 10 credit risk rating for insured depository institutions. In general, borrowers with the greatest amount of credit risk may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The par value of advances to institutions that are not insured depository institutions, which are not rated on a scale of one to 10, totaled $2.9 billion as of September 30, 2019. Management and the board also monitor the Bank’s concentration in secured credit and letters of credit exposure to individual borrowers.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of September 30, 2019		As of December 31, 2018
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	88	$2,526	97	$2,176
2	75	16,859	50	18,472
3	55	6,556	75	22,207
4	95	59,144	104	60,897
5	39	13,138	57	3,083
6	15	194	13	361
7	4	45	9	140
8	1	18	3	262
9	2	12	6	190
10	3	32	5	85

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $25.2 billion and $424 million, respectively, as of September 30, 2019.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2019 and December 31, 2018. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2019	$101,446	$350,367	65.13	9.05	25.82
As of December 31, 2018	108,414	338,362	64.96	8.85	26.19
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2019 and December 31, 2018.

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

	As of September 30, 2019
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Net Derivative Exposure (3)	Total
Australia	$1,250	$—	$—	$1,250
Austria	1,100	—	—	1,100
Canada	1,720	—	4	1,724
France	500	—	—	500
Germany	1,000	—	—	1,000
Netherlands	380	—	—	380
Norway	1,920	—	—	1,920
United States of America	2,105	3,147	5	5,257
Total	$9,975	$3,147	$9	$13,131
____________

(1)
Federal funds sold includes $175 million with BankUnited, National Association, and $700 million with Branch Banking and Trust Company, both of which are one of the Bank’s 10 largest borrowers as of September 30, 2019.

(2)
Interest-bearing deposits include a $506 million business money market account with Branch Banking and Trust Company, and a $48 million business money market account with United Bank one of the Bank’s 10 largest borrowers as of September 30, 2019.

(3) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

	As of December 31, 2018
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Net Derivative Exposure (3)	Total
Australia	$1,965	$—	$—	$1,965
Austria	400	—	—	400
Canada	1,935	—	—	1,935
Finland	500	—	—	500
France	—	—	3	3
Germany	1,640	—	—	1,640
Netherlands	588	—	—	588
Norway	375	—	—	375
Switzerland	—	—	3	3
United States of America	1,575	6,782	2	8,359
Total	$8,978	$6,782	$8	$15,768
____________

(1)	Federal funds sold includes $175 million with BankUnited, National Association, and $425 million with SunTrust Bank, both of which are one of the Bank’s 10 largest borrowers as of December 31, 2018.

(2)	Interest-bearing deposits include a $409 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers as of December 31, 2018.
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $15.7 billion as of December 31, 2018 to $13.1 billion as of September 30, 2019. As of September 30, 2019, DnB Bank ASA was the only counterparty that had greater than 10 percent of the total credit exposure to non-U.S. government or non-U.S. government agencies counterparties. DnB Bank ASA had 14.6 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of September 30, 2019, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of September 30, 2019 and December 31, 2018 (in millions), based on their credit ratings as of September 30, 2019 and December 31, 2018, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of September 30, 2019
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$4,888	$—	$—	$—	$—	$—	$—	$—	$—	$4,888
U.S. Treasury obligations	—	1,498	—	—	—	—	—	—	—	—	1,498
State or local housing agency debt obligations	—	1	—	—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	96	—	—	—	—	—	—	—	—	96
Government-sponsored enterprises residential	—	9,110	—	—	—	—	—	—	—	—	9,110
Government-sponsored enterprises commercial	270	10,343	—	—	—	—	—	—	—	—	10,613
Private-label residential	—	61	71	102	82	19	221	37	54	405	1,052
Total mortgage-backed securities	270	19,610	71	102	82	19	221	37	54	405	20,871
Total investment securities	270	25,997	71	102	82	19	221	37	54	405	27,258
Other investments:
Interest-bearing deposits	—	5	3,142	—	—	—	—	—	—	—	3,147
Securities purchased under agreements to resell	—	2,000	2,750	2,000	—	—	—	—	—	—	6,750
Federal funds sold	—	3,170	6,630	175	—	—	—	—	—	—	9,975
Total other investments	—	5,175	12,522	2,175	—	—	—	—	—	—	19,872
Total investments	$270	$31,172	$12,593	$2,277	$82	$19	$221	$37	$54	$405	$47,130
____________
(1) Investment amounts noted in the above table represent the carrying value and excludes accrued interest receivable of $48 million as of September 30, 2019.

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
____________
(1) Investment amounts noted in the above table represent the carrying value and excludes accrued interest receivable of $42 million as of December 31, 2018.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of September 30, 2019 and December 31, 2018.

Non-MBS Held-to-maturity Securities

The unrealized losses related to non-MBS held-to-maturity securities are caused by interest-rate changes. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on its non-MBS held-to-maturity securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. As a result, Bank does not consider these non-MBS held-to-maturity securities to be other-than-temporarily impaired as of September 30, 2019.

Non-Private-label MBS
The unrealized losses related to government-sponsored enterprise MBS are caused by interest-rate changes. Because these securities are guaranteed by government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2019 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of September 30, 2019 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$61	$—	$61
A	71	—	71
BBB	97	5	102
BB	75	8	83
B	11	8	19
CCC	121	134	255
CC	23	21	44
D	56	—	56
Unrated	446	—	446
Total unpaid principal balance	$961	$176	$1,137
Amortized cost	$864	$140	$1,004
Gross unrealized losses	$(3)	$—	$(3)
Fair value	$905	$149	$1,054

Weighted average percentage of fair value to unpaid principal balance	94.21%	84.36%	92.68%
Original weighted average credit support	9.78%	25.18%	12.17%
Weighted average credit support	5.96%	8.80%	6.40%
Weighted average collateral delinquency	10.22%	14.26%	10.85%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of September 30, 2019.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	17.92	8.17	25.64	9.39
Alt-A	16.31	14.83	41.80	3.78
Total	17.06	11.72	34.26	6.40
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of September 30, 2019.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $3 million of collateral at fair value to its uncleared derivative counterparties as of September 30, 2019.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2019.

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

	As of September 30, 2019
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$1,795	$4	$(4)	$—	$—
Single-A	110	—	—	—	—
Cleared derivatives	26,023	5	379	—	384
Liability positions with credit exposure:
Single-A	10,984	(34)	35	—	1
Cleared derivatives	14,019	(1)	46	—	45
Total derivative positions with non-member counterparties to which the Bank had credit exposure	52,931	(26)	456	—	430
Member institutions (1)	164	6	—	(6)	—
Total	$53,095	$(20)	$456	$(6)	$430
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
The allowance for credit losses on MPF loans was $1 million as of September 30, 2019 and December 31, 2018.

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

			As of September 30, 2019	As of December 31, 2018
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$3,637	$3,716
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	28,161	25,590
		Non-qualifying hedges	100	—
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	56	206
Pay variable with embedded features, receive variable interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	550	—
		Total	32,504	29,512
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	6,544	6,791
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	26,557	14,124
		Total	33,101	20,915
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	6,166	—
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	100
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	8,000
		Total	7,100	8,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	397	852
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	83
		Total	480	935
Total notional amount			$79,407	$59,518

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2019			As of December 31, 2018
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.25	0.22	0.31	0.14	0.20	0.25
Liabilities	0.25	0.25	0.21	0.25	0.25	0.21
Equity	0.21	(0.42)	2.27	(1.95)	(0.80)	0.99
Effective duration gap	—	(0.03)	0.10	(0.11)	(0.05)	0.04
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2019			As of December 31, 2018
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$150,777	$149,497	$148,681	$154,492	$153,977	$153,290
Liabilities	142,841	142,273	141,606	147,120	146,378	145,710
Equity	7,936	7,224	7,075	7,372	7,599	7,580
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Bank’s President and Chief Executive Officer and the Bank’s Senior Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

As of September 30, 2019, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2019, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Exhibit	Dated Filed

3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	3.1	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 31, 2019)	8-K	3.2	10/31/2019
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	99.2	8/5/2011
10.1	Agreement and Release, dated September 12, 2019, between the Bank and Robert Dozier.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

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

Federal Home Loan Bank of Atlanta

Date:	November 8, 2019	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	November 8, 2019	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Senior Vice President and Chief Financial Officer