Form 10-K
period 2019-12-31
Federal Home Loan Bank of Atlanta
filed 2020-03-05
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
30309
(Zip Code)

Registrant’s telephone number, including area code: (404) 888-8000
_____________________________________

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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2019, the aggregate par value of the stock held by current and former members of the registrant was $5,196,626,000. As of February 29, 2020, 48,834,685 total shares were outstanding, including mandatorily redeemable capital stock.

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

Forward-looking statements in this report may include, among others, the Bank’s expectations for:

•	the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•	future performance, including profitability, dividends, retained earnings, developments, or market forecasts;

•	repurchases of stock in excess of a stockholder’s total stock investment requirement (excess stock);

•	credit losses on advances and investments in mortgage loans and mortgage-backed securities (MBS);

•	balance sheet changes and components thereof, such as changes in advances balances and the size of the Bank’s portfolio of investments in mortgage assets;

•	the Bank’s minimum retained earnings target;

•	the interest rate environment in which the Bank does business;

•	forward-looking accounting and financial statement effects; and

•	those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

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

•	the risk of changes in interest rates on the Bank’s interest-rate sensitive assets and liabilities;

•	uncertainties related to the phase-out of the London Interbank Offered Rate (LIBOR) interest-rate benchmark:

•
changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in accounting principles generally accepted in the United States of America (GAAP) and related industry practices and standards, or the application thereof;

•	changes in the credit ratings of the U.S. government and/or the FHLBanks;

•
political, national, and world events, including acts of war, terrorism, natural disasters, global pandemics or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulators, and/or investors in the consolidated obligations of the FHLBanks;

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

•	changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks; and

•	adverse developments or events affecting or involving one or more other FHLBanks or the FHLBank System in general.
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

Cooperative. The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 811 financial institutions, comprised of 469 commercial banks, 230 credit unions, 65 savings institutions, 38 insurance companies, and nine CDFIs as of December 31, 2019.

Business Model. As a cooperative, the Bank’s customers are also its owners. The Bank strategically focuses on positioning itself with its membership in a number of ways to enhance their total value in the cooperative by providing readily available, competitively priced funding to its member institutions, a potential return on investments, support for community investment activities, and other credit and noncredit products and services, including education opportunities on a range of topics. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community developments. The Bank primarily supports this mission by offering collateralized loans, known as advances, to its members.

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

The Finance Agency assesses each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which include advances and acquired member assets, to consolidated obligations. The Bank’s core mission activities primarily include the issuance of advances. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations for each FHLBank’s strategic plan:

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

The Bank’s core mission asset ratio was 70.9 percent as of December 31, 2019. Compliance with regulatory contingency liquidity guidance, which required the Bank to hold an additional amount of liquid assets, impacted this ratio.

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

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $97.2 billion and $108.5 billion as of December 31, 2019 and 2018, respectively, and advances represented 64.8 percent and 70.2 percent of total assets as of December 31, 2019 and 2018, respectively. Advances generated 65.5 percent, 67.0 percent, and 53.8 percent of total interest income for the years ended December 31, 2019, 2018, and 2017, respectively.

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

•
Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is an advance that floats to an index and provides intermediate and long-term funding with rate resets at specified intervals. The ARC Advance is available for a term generally of up to 10 years.

•
Floating-to-Fixed Advance. This is an advance that floats to an index and changes to a predetermined fixed rate on a predetermined date prior to maturity. The Bank offers this product with a maturity generally of up to 15 years.

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

Forward starting advances. With the forward starting advance, the borrower may enter into the terms of any structured advance, including the FRC Advance, ARC Advance, Expander Advance, or Floating-to-Fixed Advance, with a future settlement date. Interest accrues beginning on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 9—Advances to the Bank’s 2019 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$57,711	59.83	$62,458	57.61
Adjustable or variable-rate indexed	33,412	34.64	43,737	40.34
Convertible	4,261	4.42	987	0.91
Principal reducing credit	1,072	1.11	1,232	1.14
Total par value	$96,456	100.00	$108,414	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2019
Institution	State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Truist Bank	North Carolina	$17,537	18.18	2.05
Navy Federal Credit Union	Virginia	10,259	10.64	2.64
Bank of America, National Association	North Carolina	10,009	10.38	1.94
TIAA, FSB	Florida	9,306	9.65	2.30
Capital One, National Association	Virginia	7,000	7.26	1.74
Regions Bank	Alabama	4,551	4.72	1.95
BankUnited, National Association	Florida	4,481	4.64	2.02
Pentagon Federal Credit Union	Virginia	3,724	3.86	2.37
Synovus Bank	Georgia	3,052	3.16	1.77
City National Bank of Florida	Florida	1,850	1.92	1.35
Subtotal (10 largest borrowers)		71,769	74.41	2.10
Subtotal (all other borrowers)		24,687	25.59	2.04
Total par value		$96,456	100.00	2.09
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

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to 10 years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as they are for advances. Standby letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $32.5 billion and $30.3 billion of outstanding standby letters of credit as of December 31, 2019 and 2018, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2019
Institution	State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Truist Bank	North Carolina	$29,530	22.90
Bank of America, National Association	North Carolina	16,809	13.04
Navy Federal Credit Union	Virginia	10,442	8.10
TIAA, FSB	Florida	9,532	7.39
BBVA USA	Alabama	7,874	6.11
Capital One, National Association	Virginia	7,210	5.59
Regions Bank	Alabama	4,551	3.53
BankUnited, National Association	Florida	4,481	3.47
Pentagon Federal Credit Union	Virginia	3,860	2.99
Synovus Bank	Georgia	3,746	2.90
Subtotal (10 largest borrowers)		98,035	76.02
Subtotal (all other borrowers)		30,926	23.98
Total advances par value and standby letters of credit		$128,961	100.00

Community Investment Services

The Bank’s Affordable Housing Program (AHP) provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income households. The Bank offers a Competitive AHP, a Set-aside AHP, and a Community Investment Cash Advance program that is a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. A description of each program is as follows:

•
the Competitive AHP is offered annually through a competitive application process and provides funds for either rental or ownership real estate projects submitted through member financial institutions;

•
the Set-aside AHP currently consists of the following distinct products: First-time Homebuyer, Community Partners, Foreclosure Recovery, Veterans Purchase, Returning Veterans Purchase, and Community Rebuild and Restore. The Set-aside AHP products are available on a first-come, first-served basis and provide no-cost funds through member financial institutions to be used for down payments, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for families at or below 80 percent of the area median income; and

•
the Community Investment Cash Advance program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2019, 2018, and 2017. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $41 million, $46 million, and $39 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Bank also offers a voluntary program that is funded, operated, and regulated totally separate and apart from AHP. This voluntary program is referred to as the Community Heroes initiative, which is a matching-grant initiative to enable law enforcement officers, firefighters, other first responders, and public school teachers to purchase a home under locally structured partnerships. Pursuant to this initiative, the Bank will provide up to $4.5 million in grant funding through its members to eligible recipients with the potential for match funding from local governments, counties, or housing finance agencies. During 2019, the Bank funded $2.1 million related to the Community Heroes Initiative.

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

The Bank also acts as an intermediary to meet certain derivatives needs of its smaller members that have limited or no access to the capital markets. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank entering into a derivative with a member and then entering into a mirror-image derivative with one of the Bank’s approved counterparties. The derivatives entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image derivatives. The net result of the accounting for these derivatives is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction. The Bank has ceased offering intermediate swaps that contain a LIBOR leg.

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provided members an alternative to holding mortgage loans in a portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® Program (MPF® Program), a program developed by FHLBank Chicago and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios.

MPF Program

From time to time, the Bank had offered various products to members through the MPF Program. FHLBank Chicago, as the MPF provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. Federal Housing Administration (FHA)-insured and Department of Veterans Affairs (VA)-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The PFI may retain the right and responsibility for servicing the loans or sell the servicing rights, and the PFI may be required to repurchase a loan in the event of a breach of eligibility requirement or other warranty.

The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. One of the Bank’s PFIs under the traditional MPF products, Truist Bank, was among the Bank’s top 10 borrowers as of December 31, 2019.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance®”, and “MPF®” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2019.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2019, the Bank’s investment securities consist of MBS issued by GSEs, U.S. government agencies, or private-label securities; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The Bank ceased purchasing private-label MBS in 2008 and in January 2020 the Bank sold its private-label MBS portfolio. The investment securities portfolio generally provides the Bank with higher returns than those available in other investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U. S Treasury obligations, U.S. agency, and GSE securities were 53.9 percent and 53.1 percent of the Bank’s total investments as of December 31, 2019 and 2018, respectively, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 34.0 percent, 32.4 percent, and 44.6 percent of total interest income for the years ended December 31, 2019, 2018, and 2017, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance included a carrying value of $552 million and $684 million, respectively, of MBS that were issued by one of the Bank’s members or an affiliate of a member as of December 31, 2019 and 2018. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2019 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2019 and 2018.

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.5 billion and $1.2 billion as of December 31, 2019 and 2018, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $98.5 billion and $114.3 billion as of December 31, 2019 and 2018, respectively.

Capital and Capital Rules

The Bank must comply with regulatory requirements for total regulatory capital, leverage capital, and risk-based capital. To satisfy these capital requirements, the Bank maintains a capital plan. Each member’s minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the capital plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

As of December 31, 2019, the membership stock requirement was 0.09 percent (nine basis points) of the member’s total assets, subject to a cap of $15 million.

As of December 31, 2019, the activity-based stock requirement was the sum of the following:

•	4.25 percent of the member’s outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), although this percentage was set at zero as of December 31, 2019. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2019. Currently, the Bank does not have a capital stock requirement for the issuance of standby letters of credit. The Bank has received regulatory communication relating to the inclusion of an activity stock requirement for letters of credit, the specific terms of which have not yet been determined, and any such requirement will need to be included in an amended capital plan, which would require both approval of the Bank’s board of directors and the Finance Agency.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5, Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2019 audited financial statements.

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

The total notional amount of the Bank’s outstanding derivatives was $81.2 billion and $59.5 billion as of December 31, 2019 and 2018, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Debt Issuance. The Bank competes with Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), other GSEs, and the U.S. Treasury, as well as corporate and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be affected adversely by regulatory initiatives that tend to reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest-rate sensitivity than fixed-rate, fixed-maturity instruments of the same maturity. Further, a perceived or actual higher level of government support for other GSEs may increase demand for their debt securities relative to similar FHLBank securities.

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

Personnel

As of December 31, 2019, the Bank employed 312 full-time and three part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2019, 2018, and 2017. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $41 million, $46 million, and $39 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

We operate in a highly competitive environment. Advances are the Bank’s primary product offering and represented 64.8 percent of the Bank’s total assets for the year ended December 31, 2019. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. The Bank expects this short-term advance preference to continue during 2020. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the Bank’s financial condition and results of operations. Advances due in one year or less comprised 66.8 percent of the Bank’s total advances outstanding as of December 31, 2019.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank’s largest borrowers as of December 31, 2019, were Truist Bank, which accounted for $17.5 billion, or 18.2 percent, Navy Federal Credit Union, which accounted for $10.3 billion, or 10.6 percent, and Bank of America, National Association, which accounted for $10.0 billion, or 10.4 percent, of the Bank’s total advances then outstanding. In addition, as of December 31, 2019, 10 of the Bank’s member institutions (including Truist Bank, Navy Federal Credit Union, and Bank of America, National Association) collectively accounted for $71.8 billion, or 74.4 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, including among the Bank’s members. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank’s financial condition and results of operations could be negatively affected.

Liquidity Risk

The Bank’s funding depends upon its ability to regularly access the capital markets.

The Bank’s primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank competes with Fannie Mae, Freddie Mac, other GSEs, and the U.S. Treasury, as well as corporate and supranational entities for funds raised through the issuance of consolidated obligations. The Bank’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. The failure to obtain such funds on terms and conditions favorable to the Bank could adversely impact the Bank’s ability to manage its future liquidity.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact net interest income.
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory operational liquidity and contingent liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. In 2018, the Finance Agency issued new liquidity requirements in a separate regulatory directive. These liquidity requirements have required the Bank to hold an additional amount of liquid assets, which could make it more challenging for the Bank to meets its core mission asset ratio, and could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income.

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

Certain changes to statutory and regulatory requirements for derivative transactions, including rules that would subject non-cleared swaps to a mandatory two-way initial margin requirement, among other things, could adversely affect the liquidity and pricing of derivative transactions entered into by the Bank, making derivative trades more costly and less attractive as risk management tools. By March 31, 2020, the Bank will cease swapping new transactions to LIBOR in accordance with the supervisory letter issued by the Finance Agency. Many of the Bank’s derivative instruments are swapped to LIBOR-based rates and indices, and there can be no assurances that ongoing efforts to transition away from LIBOR, including the market’s adoption of alternative benchmarks and new contractual terms for legacy transactions, will not adversely affect the trading market or value of derivatives.

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

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s unrestricted retained earnings and current net earnings. The Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to compliance with statutory and regulatory liquidity and capital requirements. The Bank’s financial management policy addresses regulatory guidance issued to all FHLBanks regarding retained earnings. It requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. The Bank’s capital plan addresses minimum regulatory capital requirements. Events such as changes in interest rates, collateral value, credit quality of members, changes to regulatory capital requirements, and any future credit losses may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends, suspend dividends altogether, or limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings or regulatory capital requirements. These actions could cause a reduction in members’ demand for advances, or make it difficult for the Bank to retain existing members or to attract new members.

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

As of December 31, 2019, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All ratings are with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States.

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

Like many financial institutions, the Bank has seen an increase in cyberattack attempts. For the Bank, these attempts have predominantly occurred through phishing and social engineering scams, and ransomware. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank devotes substantial resources and deploys preventative measures to secure the Bank’s systems, including firewalls, email security, and anti-virus solutions. These measures, or the Bank’s system redundancies and other continuity measures, may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure or interruption in our business continuity, disaster recovery or certain information systems, or a cybersecurity event, could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. While the Bank maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance may be insufficient to cover all losses or types of claims that may arise. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense, to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

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

An economic downturn or natural disaster in the Bank’s region, or a pandemic, could adversely affect the Bank’s profitability and financial condition.

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

Additionally, the impact of widespread health emergencies may adversely impact the Bank’s results of operations, such as the potential impact from the recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China but has now spread to other countries, including the United States. If the Bank’s members are adversely affected, or if the virus leads to a widespread health emergency that impacts the Bank’s employees or vendors, or the borrowers of the Bank’s members, or economic growth generally, the Bank’s financial condition and results of operations could be adversely affected, despite having no direct operations in China.

Possible replacement of the LIBOR benchmark interest rate may have an impact on the Bank’s business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Alternative Reference Rates Committee, which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline, has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. As noted throughout this report, many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank is evaluating the potential impact of and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. As discussed elsewhere in this report, the Finance Agency has imposed limitations on the Bank’s ability to enter into certain LIBOR financial transactions with maturities that extend beyond 2021. The market transition away from LIBOR is expected to continue to be gradual, complicated and uncertain, including the need to develop term and credit adjustments to accommodate differences between LIBOR and alternative reference rates such as SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants, including the Bank, as an alternative index is utilized along with LIBOR. Further, market and industry conventions may not align between cash products and derivatives used to hedge them. There can be no guarantee that alternatives may or may not be developed with additional complications. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of a possible transition to SOFR or an alternate replacement will have on the Bank’s business, financial condition, or results of operations.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact the Bank’s business and financial results.

The Bank relies on key personnel for many of its functions and has a relatively small workforce, given the size and complexity of its business. The Bank’s ability to attract and retain such personnel is important for it to conduct its operations and measure and maintain risk and financial controls. Additionally, the Bank must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain the Bank’s current business, including succession planning, and to execute its strategic initiatives. If the Bank is unable to recruit, retain and motivate such employees, its business and financial performance may be adversely affected.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 29, 2020, the Bank had 814 member and non-member shareholders and 49 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2019, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $49.6 billion, $39.2 billion, and $40.7 billion in standby letters of credit in 2019, 2018, and 2017, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Bank and should be read in conjunction with the Bank’s 2019 audited financial statements and related notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2015 to 2019, have been derived from annual financial statements, including the statements of condition as of December 31, 2019 and 2018 and the related statements of income for the years ended December 31, 2019, 2018, and 2017 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or annual periods (dollars in millions):

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Condition (as of year end)
Total assets (1)	$149,857	$154,476	$146,566	$138,671	$142,246
Advances	97,167	108,462	102,440	99,077	104,168
Investments (2)	50,617	44,309	40,378	36,510	35,175
Mortgage loans held for portfolio	297	361	436	524	586
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(2)
Interest-bearing deposits	1,492	1,176	1,177	1,118	1,084
Consolidated obligations, net:
Discount notes (1) (3)	52,134	66,025	50,139	41,292	69,434
Bonds (1) (3)	88,503	79,114	87,523	88,647	63,953
Total consolidated obligations, net (1) (3)	140,637	145,139	137,662	129,939	133,387
Mandatorily redeemable capital stock	1	1	1	1	14
Affordable Housing Program payable	89	85	77	69	63
Capital stock - putable	4,988	5,486	5,154	4,955	5,101
Retained earnings	2,153	2,110	2,003	1,892	1,840
Accumulated other comprehensive income	22	51	110	104	75
Total capital	7,163	7,647	7,267	6,951	7,016
Statements of Income (for the year ended)
Net interest income (4)	535	561	157	334	243
Reversal of provision for credit losses	—	—	—	(1)	(1)
Net impairment losses recognized in earnings	(13)	(3)	(2)	(3)	(5)
Net gains (losses) on trading securities	3	(1)	(5)	(30)	(61)
Net (losses) gains on derivatives and hedging activities	(4)	29	341	119	261
Standby letters of credit fees	24	25	26	28	28
Other income (5)	9	1	7	(3)	2
Noninterest expense	146	150	136	137	135
Income before assessment	408	462	388	309	334
Affordable Housing Program assessment	41	46	39	31	33
Net income	367	416	349	278	301
Performance Ratios (%)
Return on equity (6)	5.09	5.54	4.97	4.08	4.63
Return on assets (7)	0.25	0.27	0.25	0.20	0.23
Net interest margin (8)	0.36	0.37	0.11	0.24	0.19
Regulatory capital ratio (as of year end) (9)	4.77	4.92	4.88	4.94	4.89
Equity to assets ratio (10)	4.85	4.93	4.97	4.88	4.91
Dividend payout ratio (11)	88.25	74.12	68.40	81.08	68.48

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
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2019	$885,114
December 31, 2018	886,081
December 31, 2017	896,441
December 31, 2016	859,361
December 31, 2015	771,948

(4) The Bank adopted new accounting guidance related to derivatives and hedging activities effective January 1, 2019. The impact of this guidance changed the presentation of net interest income as described in Note 17—Derivatives and Hedging Activities to the Bank’s audited financial statements.
(5) Other income includes service fees and other items. For the year ended December 31, 2016, amount includes a $6 million loss on litigation settlements, net.
(6) Calculated as net income, divided by average total equity.
(7) Calculated as net income, divided by average total assets.
(8) Net interest margin is net interest income as a percentage of average earning assets.
(9) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of year end.
(10) Calculated as average total equity, divided by average total assets.
(11) Calculated as dividends declared during the year, divided by net income during the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2019 and 2018, and results of operations for the years ended December 31, 2019 and 2018. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2018 and 2017, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2018 Annual Report on Form 10-K, as filed with the SEC on March 7, 2019.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2019 included in Item 8 of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary
Financial Condition
As of December 31, 2019, total assets were $149.9 billion, a decrease of $4.6 billion, or 2.99 percent, from December 31, 2018. This decrease was primarily due to an $11.3 billion, or 10.4 percent, decrease in advances which was due to maturities that occurred during the fourth quarter of 2019 and a decrease in members’ liquidity needs. The decrease was partially offset by a $6.3 billion, or 14.2 percent, increase in total investments.
As of December 31, 2019, total liabilities were $142.7 billion, a decrease of $4.1 billion, or 2.82 percent, from December 31, 2018. This decrease was primarily due to a $4.5 billion, or 3.10 percent, decrease in consolidated obligations as a result of lower advances balances as of December 31, 2019.
As of December 31, 2019, total capital was $7.2 billion, a decrease of $484 million, or 6.33 percent, from December 31, 2018. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the year.

Results of Operations
The Bank recorded net income of $367 million for 2019, a decrease of $49 million, or 11.9 percent, from net income of $416 million for 2018. Net interest income attributed $26 million of this decrease. Net interest income was $535 million for 2019, compared to $561 million for 2018.
The decreases in net income and net interest income were primarily related to a decrease in outstanding advances during 2019, compared to 2018. Additionally, changes in interest rates and their subsequent impact on the Bank’s derivative positions, interest-earning assets, and interest bearing liabilities contributed to the decrease in net income and net interest income during 2019. These changes in interest rates impacted interest expense related to interest-bearing liabilities more than the offsetting interest income related to interest-earning assets. The impact of derivatives and hedging activities was a reduction to net interest income of $31 million in 2019. Beginning on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in noninterest income as net (losses) gains on derivatives and hedging activities.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.09 percent for 2019, compared to 5.54 percent for 2018. This decrease in ROE was primarily due to the decrease in net income during the year. ROE spread to average three-month LIBOR was 276 basis points for 2019, compared to 323 basis points for 2018. This decrease in the ROE spread to three-month average LIBOR was primarily due to the decrease in ROE.
The Bank’s interest-rate spread was 25 basis points for 2019, compared to 28 basis points for 2018. This decrease in the Bank’s interest-rate spread was primarily due to changes in interest rates as discussed above, which impacted interest expense related to interest-bearing liabilities more than the offsetting interest income related to interest-earning assets. Decreased advances balances in 2019, compared to 2018, also contributed to the decrease.

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
The state of the economy is a significant component in determining the Bank’s overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank’s portfolio. While the U.S. economy continued to experience growth in 2019, factors such as interest rates, liquidity levels at member institutions, fiscal and monetary policies, performance of global economies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.
Interest rates are also a significant factor on the Bank’s business outlook. The Federal Reserve raised interest rates during 2017 and 2018, and then lowered interest rates during 2019. There is uncertainty as to whether rates in 2020 will move up, down, or remain stable. This uncertainty can impact the Bank’s interest rate risk management, profitability, and ROE. It can also impact member advance demand, as rate uncertainty can impact deposit levels at members.
Merger activity involving the Bank’s members can impact the Bank’s business outlook. As the financial industry continues to experience consolidation, our membership base may decrease, and our advance balance and other business could increase or decrease significantly depending upon the size of the financial institutions involved in the merger. While the Bank’s balance sheet is designed to expand and contract based upon advance demand, the Bank’s business could be affected by this merger activity, including as a result of a single event, such as the loss of a member’s business due to acquisition by a non-member.
Management continues to be focused and engaged on implementing an effective transition away from LIBOR. Many of the Bank’s assets and liabilities are indexed to LIBOR, and many of the Bank’s derivative transactions are also indexed to LIBOR. In 2019, the Bank began engaging in Overnight Index Swap (OIS) and SOFR-based derivative transactions. There are complexities, risks and uncertainties involved with transitioning to alternative rates, and the transition involves considerable time and resources, all of which can impact the Bank’s business outlook.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$97,167	64.84	$108,462	70.21	$(11,295)	(10.41)
Investment securities	28,181	18.81	24,799	16.05	3,382	13.63
Other investments	22,436	14.97	19,510	12.63	2,926	15.00
Mortgage loans, net	296	0.20	360	0.23	(64)	(17.61)
Loan to another FHLBank	—	—	500	0.33	(500)	(100.00)
Other assets	1,777	1.18	845	0.55	932	110.25
Total assets	$149,857	100.00	$154,476	100.00	$(4,619)	(2.99)
Consolidated obligations, net:
Discount notes	$52,134	36.53	$66,025	44.97	$(13,891)	(21.04)
Bonds	88,503	62.02	79,114	53.88	9,389	11.87
Deposits	1,492	1.05	1,176	0.80	316	26.94
Other liabilities	565	0.40	514	0.35	51	9.97
Total liabilities	$142,694	100.00	$146,829	100.00	$(4,135)	(2.82)
Capital stock	$4,988	69.63	$5,486	71.74	$(498)	(9.09)
Retained earnings	2,153	30.06	2,110	27.59	43	2.04
Accumulated other comprehensive income	22	0.31	51	0.67	(29)	(56.85)
Total capital	$7,163	100.00	$7,647	100.00	$(484)	(6.33)

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2019		2018
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$—	2.50	$33	2.50
Due in one year or less	64,413	1.90	72,300	2.50
Due after one year through two years	7,421	2.21	13,298	2.52
Due after two years through three years	5,420	2.36	5,403	2.65
Due after three years through four years	3,382	2.72	4,678	2.56
Due after four years through five years	4,778	2.44	3,997	2.81
Due after five years	11,042	2.61	8,705	3.30
Total par value	96,456	2.09	108,414	2.59
Deferred prepayment fees	(9)		(17)
Discount on AHP advances	(3)		(4)
Discount on EDGE (1) advances	(2)		(2)
Hedging adjustments	725		71
Total	$97,167		$108,462
____________
(1) Economic Development and Growth Enhancement Program

Advances outstanding as of December 31, 2019 decreased by 10.4 percent, compared to December 31, 2018. As a result of shareholder demand, the majority of new advances in 2019 were short-term advances. As of December 31, 2019 and 2018, 64.6 percent and 59.6 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, the majority of which were based on LIBOR. As of December 31, 2019 and 2018, 46.7 percent and 45.3 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 2.03 percent and 0.47 percent, respectively, of the Bank’s variable-rate advances, which contained optionality, were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. By March 31, 2020, the Bank will cease issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 74.4 percent of the Bank’s total advances outstanding as of December 31, 2019. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2019 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank’s advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).
Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$4,556	$2,727	$1,829	67.04
U. S. Treasury obligations	1,499	—	1,499	100.00
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	89	118	(29)	(25.01)
Government-sponsored enterprises residential	8,642	9,304	(662)	(7.10)
Government-sponsored enterprises commercial	12,518	11,368	1,150	10.11
Private-label residential	876	1,281	(405)	(31.64)
Total mortgage-backed securities	22,125	22,071	54	0.24
Total investment securities	28,181	24,799	3,382	13.63
Other investments:
Interest-bearing deposits (1)	3,810	6,782	(2,972)	(43.81)
Securities purchased under agreements to resell	8,800	3,750	5,050	134.67
Federal funds sold (2)	9,826	8,978	848	9.45
Total other investments	22,436	19,510	2,926	15.00
Total investments	$50,617	$44,309	$6,308	14.24
____________

(1)
Interest-bearing deposits include a $508 million business money market account with Truist Bank and a $409 million business money market account with Branch Banking and Trust Company, one of the Bank’s 10 largest borrowers, as of December 31, 2019 and 2018, respectively.

(2)
Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2019, and includes $175 million with BankUnited, National Association, and $425 million with SunTrust Bank, both of which were one of the Bank’s 10 largest borrowers as of December 31, 2018.

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

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of December 31, 2019, these investments were 309 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and will not be required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. As of December 31, 2018, the Banks MBS to regulatory capital was 290 percent of regulatory capital.
Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2019 audited financial statements for information on securities with unrealized losses as of December 31, 2019 and 2018.
The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s 2019 audited financial statements.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2018 to December 31, 2019 was primarily due to the maturity and prepayments of these assets during the year.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2019 and 2018. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2019	2018
	Percent of Total	Percent of Total
Florida	22.36	22.76
South Carolina	20.47	20.40
Virginia	11.61	11.23
Georgia	9.96	10.12
North Carolina	8.13	8.19
All other	27.47	27.30
Total	100.00	100.00

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2018 to December 31, 2019 was primarily a result of the decrease in advances outstanding during the year. Consolidated obligation issuances financed 93.9 percent of the $149.9 billion in total assets as of December 31, 2019, remaining relatively stable compared to the financing ratio of 94.0 percent as of December 31, 2018.
Consolidated obligations outstanding were primarily variable rate as of December 31, 2019 and 2018. The Bank often simultaneously entered into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, which were usually based on LIBOR. As of December 31, 2019 and 2018, 83.3 percent and 80.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2019 and 2018. As of December 31, 2019, 33.9 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped and none of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2018. By March 31, 2020, the Bank will cease entering into LIBOR-based derivatives with termination dates beyond December 31, 2021.
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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2019 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 13, 2019, the Bank received notification from the Director that, based on September 30, 2019 data, the Bank meets the definition of “adequately capitalized.”

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

Finance Agency regulations require the Bank to perform annual stress tests under various scenarios and publicly disclose a summary of the stress test results for the severely adverse scenario. The Bank filed the results of its stress test with the Finance Agency on August 27, 2019, and publicly disclosed a summary of the adverse scenario results on November 15, 2019.

Under the Bank’s financial management policy, the Bank targets to maintain (1) a capital-to-assets ratio of 4.50 percent to 5.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank’s dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank’s ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank’s actual financial performance, its ability to maintain adequate retained earnings, other factors described in Item 1A, Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2019, 2018, and 2017, is contained in Note 14—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2019 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2019, 2018, and 2017.

Net Income
The following table presents the Bank’s significant income items for the years ended December 31, 2019, 2018, and 2017, and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Amount	Percent	Amount	Percent
Net interest income	$535	$561	$157	$(26)	(4.79)	$404	257.96
Noninterest income	19	51	367	(32)	(63.17)	(316)	(86.04)
Noninterest expense	146	150	136	(4)	(2.58)	14	10.02
Affordable Housing Program assessment	41	46	39	(5)	(11.94)	7	19.46
Net income	$367	$416	$349	$(49)	(11.94)	$67	19.46

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Beginning on January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in noninterest income. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $31 million and $91 million, during the years ended December 31, 2019 and 2018, respectively.

The decrease in net interest income during 2019, compared to 2018, was primarily due to a decrease in outstanding advances during 2019 compared to 2018. Additionally, changes in interest rates and their subsequent impact on the Bank’s derivative positions, interest-earning assets, and interest-bearing liabilities contributed to the decrease in net interest income. These changes in interest rates impacted interest expense related to interest-bearing liabilities more that the offsetting interest income related to interest-earning assets.

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

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest income:
Advances	$2,451	$2,227	$817
Investments	1,271	1,075	677
Mortgage loans	18	21	25
Total interest income	3,740	3,323	1,519

Interest expense:
Consolidated obligations	3,179	2,743	1,351
Interest-bearing deposits	26	19	11
Total interest expense	3,205	2,762	1,362
Net interest income	$535	$561	$157

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2019, 2018, and 2017 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in Noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 25 basis points, 28 basis points, and seven basis points for 2019, 2018, and 2017, respectively. The decrease in interest-rate spread during 2019, compared to 2018, was primarily due to changes in interest rates that impacted interest expense related to interest-bearing liabilities more than the offsetting interest income related to interest-earning assets. Decreased advances balances in 2019, compared to 2018, also contributed to the decrease. The increase in interest-rate spread during 2018, compared to 2017, was primarily due to the increased prepayments of previously restructured and redesignated advances during 2017 as previously discussed, which decreased net interest income during 2017.

	For the Years Ended December 31,
	2019 (1)			2018 (1)			2017 (1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$4,101	$93	2.27	$4,856	$101	2.08	$1,751	$29	1.68
Securities purchased under agreements to resell	5,528	118	2.13	2,410	46	1.92	1,023	10	1.01
Federal funds sold	12,623	279	2.21	11,818	223	1.89	12,016	128	1.06
Investment securities (3)	26,521	781	2.95	26,067	705	2.71	25,671	510	1.99
Advances	98,428	2,451	2.49	105,674	2,227	2.11	97,988	817	0.83
Mortgage loans (4)	329	18	5.46	396	21	5.28	486	25	5.20
Loans to other FHLBanks	12	—	2.54	3	—	1.59	5	—	0.76
Total interest-earning assets	147,542	3,740	2.53	151,224	3,323	2.20	138,940	1,519	1.09
Allowance for credit losses on mortgage loans	(1)			(1)			(1)
Other assets	1,153			1,131			1,999
Total assets	$148,694			$152,354			$140,938
Liabilities and Capital
Interest-bearing deposits (5)	$1,307	26	2.03	$1,067	19	1.74	$1,173	11	0.92
Consolidated obligations, net:
Discount notes	59,736	1,371	2.29	60,847	1,139	1.87	48,676	436	0.90
Bonds	79,635	1,808	2.27	82,175	1,604	1.95	83,198	915	1.10
Other borrowings	8	—	3.51	4	—	4.29	4	—	3.54
Total interest-bearing liabilities	140,686	3,205	2.28	144,093	2,762	1.92	133,051	1,362	1.02
Other liabilities	799			746			882
Total capital	7,209			7,515			7,005
Total liabilities and capital	$148,694			$152,354			$140,938
Net interest income and net yield on interest-earning assets		$535	0.36		$561	0.37		$157	0.11
Interest-rate spread			0.25			0.28			0.07
Average interest-earning assets to interest-bearing liabilities			104.87			104.95			104.43
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

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during 2019, compared to 2018, was primarily volume related.

	2019 vs. 2018			2018 vs. 2017
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(17)	$9	$(8)	$63	$9	$72
Securities purchased under agreements to resell	66	6	72	22	14	36
Federal funds sold	16	40	56	(2)	97	95
Investment securities	13	63	76	8	187	195
Advances	(160)	384	224	69	1,341	1,410
Mortgage loans	(4)	1	(3)	(5)	1	(4)
Total	(86)	503	417	155	1,649	1,804
Increase (decrease) in interest expense:
Interest-bearing deposits	4	3	7	(1)	9	8
Consolidated obligations, net:
Discount notes	(21)	253	232	131	572	703
Bonds	(51)	255	204	(11)	700	689
Total	(68)	511	443	119	1,281	1,400
(Decrease) increase in net interest income	$(18)	$(8)	$(26)	$36	$368	$404
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

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019(1)	2018(1)	2017(1)	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(13)	$(3)	$(2)	$(10)	(291.12)	$(1)	(61.92)
Net gains (losses) on trading securities	3	(1)	(5)	4	402.12	4	80.45
Net (losses) gains on derivatives and hedging activities	(4)	29	341	(33)	(114.53)	(312)	(91.55)
Standby letters of credit fees	24	25	26	(1)	(4.66)	(1)	(4.35)
Other	9	1	7	8	498.69	(6)	(77.47)
Total noninterest income	$19	$51	$367	$(32)	(63.17)	$(316)	(86.04)
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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2019 (1)
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(28)	$—	$—	$—	$(28)
Net changes in fair value hedges	11	—	(2)	—	9
Net interest settlements on derivatives (2)	21	—	(32)	—	(11)
Other (3)	—	—	(1)	—	(1)
Total effect on net interest income	$4	$—	$(35)	$—	$(31)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(3)	$—	$(1)	$(4)
Total net losses on derivatives	—	(3)	—	(1)	(4)
Net gains on trading securities (3)	—	3	—	—	3
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
____________

(1)	For 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2018 (1)
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other(5)	Total
Net interest income:
Amortization or accretion of hedging activities (2)	$(28)	$—	$(1)	$—	$—	$—	$(29)
Net interest settlements (3)	(20)	—	(40)	(2)	—	—	(62)
Total effect on net interest income	$(48)	$—	$(41)	$(2)	$—	$—	$(91)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$32	$—	$1	$(1)	$—	$—	$32
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	(1)	1	—	—	1	—	1
Price alignment amount on derivatives	—	—	—	—	—	(4)	(4)
Total net gains (losses) on derivatives and hedging activities	31	1	1	(1)	1	(4)	29
Net losses on trading securities (4)	—	(1)	—	—	—	—	(1)
Total effect on noninterest income	$31	$—	$1	$(1)	$1	$(4)	$28
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

(5)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Year Ended December 31, 2017 (1)
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other(5)	Total
Net interest income:
Amortization or accretion of hedging activities (2)	$(356)	$—	$2	$—	$—	$—	$(354)
Net interest settlements (3)	(254)	—	75	(3)	—	—	(182)
Total effect on net interest income	$(610)	$—	$77	$(3)	$—	$—	$(536)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$340	$—	$2	$1	$—	$—	$343
Losses on derivatives not receiving hedge accounting including net interest settlements	—	—	—	—	(3)	—	(3)
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	340	—	2	1	(3)	1	341
Net losses on trading securities (4)	—	(6)	—	—	—	—	(6)
Total effect on noninterest income	$340	$(6)	$2	$1	$(3)	$1	$335
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

(5)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest Expense and AHP Assessment

	For the Years Ended December 31,			Increase (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Noninterest expense:
Compensation and benefits	$77	$93	$78	$(16)	$15
Cost of quarters	4	5	5	(1)	—
Other operating expenses	35	33	31	2	2
Total operating expenses	116	131	114	(15)	17
Finance Agency and Office of Finance	18	15	15	3	—
Other	12	4	7	8	(3)
Total noninterest expense	146	150	136	(4)	14
Affordable Housing Program assessment	41	46	39	(5)	7
Total noninterest expense and AHP assessment	$187	$196	$175	$(9)	$21

During 2018, the Bank recorded in compensation and benefits an additional $13 million retirement plan accrual, which is the primary reason for the increase in total noninterest expense during 2018, compared to 2019.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2019.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout 2019.
Contingent Liquidity. Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2019.
Additional Liquidity Guidance. On August 23, 2018, the Finance Agency issued a final Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and standby letters of credit for members during a sustained capital market disruption, assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding standby letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk.

Portions of the Liquidity Guidance AB were implemented on December 31, 2018 and March 31, 2019, with full implementation to take place on December 31, 2019. The Bank has increased the amount of liquid assets it holds to meet the December 31, 2019 implementation date of this guidance.
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
The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout 2019. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds throughout 2019. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.
The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities and the FHLBanks work collectively to manage the system-wide liquidity and funding needs. Management and the FHLBanks jointly monitor the combined refinancing risk primarily by tracking the maturities of financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices.  In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s 2019 audited financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2019, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2019 and 2018. As of December 31, 2019, the FHLBanks had $1.0 trillion in aggregate par value of consolidated obligations issued and outstanding, $140.8 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2019.
Refer to Note 19—Commitments and Contingencies to the Bank’s 2019 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

The following table presents the payment due dates or expiration terms of the Bank’s long-term contractual obligations and commitments as of December 31, 2019 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations bonds(1)	$79,699	$5,243	$2,181	$1,360	$88,483
Pension and post-retirement contributions(2)	16	4	38	14	72
Operating leases	1	—	—	—	1
Mandatorily redeemable capital stock	—	—	1	—	1
Total	$79,716	$5,247	$2,220	$1,374	$88,557
____________
(1) Does not include discount notes and contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemption.
(2) Includes future funding contribution for the qualified pension plan and scheduled benefit payments for the nonqualified defined benefit plans.

Refer to the respective footnotes in Item 8, Financial Statements and Supplementary Data for more information on each of the contractual obligations and commitments listed in the above table.

Critical Accounting Policies and Estimates

The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank’s reported results and disclosures. Several of the Bank’s accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The Bank considers fair value measurements and derivatives and hedging activities to be critical accounting policies because they require management’s subjective and complex judgments about matters that are inherently uncertain. Management bases its judgments and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions.

Fair Value Measurements

The Bank carries certain assets and liabilities, including investments classified as trading and available-for-sale and all derivatives, on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, representing an exit price.

Fair values play an important role in the valuation of certain assets, liabilities, and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available, even in situations in which trading volume may be low when compared with prior periods. If quoted market prices or market-based prices are not available, the Bank determines fair values based on valuation models that use discounted cash flows, using market estimates of interest rates and volatility.

Valuation models and their underlying assumptions are based on the best estimates of the Bank’s management with respect to:

•	market indices (primarily LIBOR and the OIS curve);

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors, including default and loss rates.

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

Refer to Note 18—Estimated Fair Values to the Bank’s 2019 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2019 and 2018. The Bank uses derivatives in its risk management program for the following purposes:

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in the fair value of the derivative. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income. Beginning January 1, 2019, the Bank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item) was recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income.

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2019 audited financial statements for a discussion of recently issued and adopted accounting guidance.

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

Uncertainty Regarding Brexit. In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union Withdrawal Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.

From time to time the Bank may have exposure to UK-based and EU-based counterparties. At this time it is not possible to predict the date on which the transition period will end or whether any agreement reached between the UK and the EU will have a material adverse effect on the financial instruments governing the contractual terms with these counterparties.
Finance Agency Proposed Amendments to Stress Test Rule. On December 16, 2019, the Finance Agency published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA), (i) to raise the minimum threshold to conduct periodic stress tests for entities regulated by the Finance Agency from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion, (ii) to remove the requirements for FHLBanks to conduct stress tests; and (iii) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the Finance Agency’s discretion to require that an FHLBank with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the Finance Agency’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the EGRRCPA. The results of the Bank’s most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbatl.com, on November 15, 2019. If the rule is adopted as proposed, it will eliminate these stress testing requirements for FHLBanks, unless the Finance Agency exercises its discretion to require stress testing in the future. The Bank does not expect this rule, if adopted as proposed, to have a material effect on its financial condition or results of operations.
FDIC Brokered Deposits Restrictions. On December 12, 2019, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.
If this rule is adopted as proposed, the Bank does not expect it to materially affect its financial condition or results of operations. However, if adopted as proposed, the rule could affect the demand for certain of the Bank’s advance products, but the extent of the impact is uncertain.
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
With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

As a result of the Supervisory Letter, beginning April 1, 2020, the Bank will no longer enter into certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. In addition, beginning April 1, 2020, the Bank will no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. The Bank has ceased purchasing investments that reference LIBOR and mature after December 31, 2021.
The Bank continues to evaluate the potential impact of the Supervisory Letter on its financial condition and results of operations, but the Bank has begun to change its investment strategy, may experience lower overall demand or increased costs for its advances, and it may be necessary to change the Bank’s hedging strategy, all of which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, core mission asset ratio, net income and dividend.
Finance Agency Advisory Bulletin 2019-03 - Capital Stock Management. On August 14, 2019, the Finance Agency issued an Advisory Bulletin (the Capital Management AB) providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. In February 2020, the Finance Agency began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.

The Bank does not expect the Capital Management AB to have a material impact on its capital management practices, financial condition, and/or results of operations.
Finance Agency Advisory Bulletin 2019-01 Business Resiliency Management. On May 7, 2019, the Finance Agency issued an Advisory Bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the Finance Agency (the Business Resiliency AB) that communicates the Finance Agency’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels. The Business Resiliency AB rescinds the Finance Agency’s 2002 disaster recovery guidance. The new guidance states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, IT systems, and information assets. The Business Resiliency AB provides guidance on the elements of a safe and sound business resiliency program, which include governance, risk assessment and business impact analysis, risk mitigation and plan development, testing and analysis, and risk monitoring and program sustainability.
The Bank does not expect the Business Resiliency AB to have a material effect on its financial condition or results of operations.
SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships. On July 5, 2019, the SEC published a final rule, which became effective on October 3, 2019 (the SEC Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The SEC Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.
Under the prior loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm received a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The SEC Final Rule replaced the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board Accounting Standards Codification Topic 323.
Under the SEC Final Rule, which is now in effect, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis under the Final Rule would be based on the facts and circumstances and would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.
The Bank expects the SEC Final Rule to resolve the matters we discussed in Item 9B - Other Information in the 2018 Annual Report on Form 10-K.
In 2019, regulators published certain rules or issued guidance applicable to swaps:
Margin and Capital Requirements for Covered Swap Entities. On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Finance Agency (collectively, the Agencies) jointly published a proposed rule that, in addition to other changes, would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by a covered swap entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that such legacy swaps are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend the phase-in compliance date of the covered swap entities for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps from $8 billion to $50 billion, (ii) clarify that an Agency covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy swaps to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises.
On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules, which among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an AANA of non-cleared swaps from $8 billion to $50 billion. The Bank does not expect this rule, if adopted as proposed, to have a material effect on its financial condition or results of operations. The Bank also believes the provisions of the rule related to LIBOR replacement, if adopted as proposed, may assist in the market’s and the Bank’s transition away from LIBOR.
CFTC No-action Relief for LIBOR Amendments. On December 17, 2019, three divisions of the CFTC issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations, (i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the CFTC’s uncleared swap margin requirements (such swap, a legacy swap, and such requirements, the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and (ii) provide time-limited relief, until December 31, 2021, for (a) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.
The Bank believes this relief may assist in the market’s and the Bank’s transition away from LIBOR.
CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the CFTC Advisory) on its Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants (the CFTC Margin Rules), to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds an initial margin threshold of $50 million imposed by the regulation. The CFTC Advisory, however, instructs covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. The Bank is closely monitoring its initial margin thresholds on a counterparty-by-counterparty basis and is evaluating the impact of the CFTC Advisory on its documentation requirements.
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

•
Credit and Concentration Risk - avoid credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis (and when appropriate, perform shareholder-specific analysis), monitoring, and verification, including new collateral policy expansions to ensure appropriate controls and that monitoring is consistent with managing existing credit and collateral risk exposures. Monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

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

Transition of LIBOR to an Alternative Reference Rate

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

Certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank, are indexed to LIBOR, with exposure extending past December 31, 2021. The Bank is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Bank. The Bank has adopted a LIBOR transition plan, which outlines the Bank’s transition activities, including LIBOR exposure evaluation, risk management, legal, operational, systems and operations, shareholder and external communication and education, and other aspects of planning. The Bank has a LIBOR Steering Committee, which oversees the Bank’s transition away from LIBOR in accordance with the strategies and requirements put forth by senior management and regulatory guidance, providing periodic reports to the Bank’s executive management committee and board of directors.

As of December 31, 2019, the Bank ceased purchasing assets tied to LIBOR with a contractual maturity beyond December 31, 2021. In light of this change, the Bank is evaluating its investment and related hedging strategy, including the availability of alternate permissible investments. In addition, beginning March 31, 2020, the Bank will cease entering into new LIBOR-based transactions involving advances, debt, derivatives, or other products with maturities beyond December 31, 2021. In preparation for this change and to help manage balance sheet exposure to LIBOR-indexed assets and liabilities with maturities beyond 2021, the Bank has begun updating its systems, participating in the issuance of SOFR-indexed consolidated bonds, issuing SOFR-linked advances, and swapping certain financial instruments to OIS and SOFR as an alternative interest rate hedging strategy for certain financial instruments. The pace of transition, however, is dependent on external factors, including market developments and demand. The Bank closely monitors and participates in industry activity related to LIBOR transition, including those of the Alternate Reference Rate Committee and the International Swaps and Derivatives Association. The Bank will update its pledged collateral certification reporting requirements as of March 31, 2020 so that members may distinguish LIBOR-linked collateral maturing past December 31, 2021. The Bank intends to utilize this information in connection with its LIBOR exposure evaluation and risk management.

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank is developing an inventory of financial instruments impacted by the LIBOR transition and working to identify contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in advance confirmations, consolidated obligations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. The Bank continues to monitor the market-wide efforts to address fallback language related to derivatives and cash products.

The Bank’s exposure to advances, investment securities, and consolidated obligation bonds with interest rates indexed to LIBOR as of December 31, 2019 is set forth below (in millions).

	As of December 31, 2019
	Par Value
	Advances (1)	Investments Securities	Consolidated Obligation Bonds
Variable-rate financial instruments outstanding
LIBOR	$27,162	$22,863	$42,820
SOFR	500	50	14,118
Other	7,278	1,668	—
Total variable-rate financial instruments outstanding	$34,940	$24,581	$56,938

LIBOR-indexed financial instruments by contractual maturity
Due before or on December 31, 2021	$24,828	$1,332	$42,820
Due after December 31, 2021	2,334	21,531	—
Total LIBOR-indexed financial instruments by contractual maturity	$27,162	$22,863	$42,820

(1)	Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

The Bank’s exposure to derivatives with interest rates indexed to LIBOR as of December 31, 2019 is set forth below (in millions).

	As of December 31, 2019
	Notional Amount
	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Terminates before or on December 31, 2021	$12,973	$11,578	$9,968	$265
Terminates after December 31, 2021	263	1,980	11,408	4,901
Total LIBOR-indexed Derivatives by termination date	$13,236	$13,558	$21,376	$5,166

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions and attempts to do so in the most cost-efficient manner. The Bank does not engage in speculative trading of these instruments. The Bank’s derivative positions may include interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in the following two ways:

•
As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, and investments by, in effect, converting them to a short-term interest rate. The Bank also uses derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets and liabilities. The Bank’s management reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

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

			As of December 31,
			2019	2018
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,382	$3,716
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	26,442	25,590
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	260	—
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	43	206
Pay variable with embedded features, receive variable interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	650	—
		Total	29,777	29,512
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	14,033	6,791
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	12,240	14,124
		Total	26,273	20,915

Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	17,587	—
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	100
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	8,000
		Total	7,100	8,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	323	852
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	83
		Total	406	935
Total notional amount			$81,199	$59,518

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2019			2018
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	0.23	0.21	0.28	0.14	0.20	0.25
Liabilities	0.21	0.20	0.18	0.25	0.25	0.21
Equity	0.53	0.37	2.38	(1.95)	(0.80)	0.99
Effective duration gap	0.02	0.01	0.10	(0.11)	(0.05)	0.04
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 18—Estimated Fair Values to the Bank’s 2019 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2019			2018
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$149,996	$148,896	$148,146	$154,492	$153,977	$153,290
Liabilities	142,301	141,858	141,313	147,120	146,378	145,710
Equity	7,695	7,038	6,833	7,372	7,599	7,580
________________

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
The Bank determines credit risk rating or risk level ratings for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. Prior to September 27, 2019, the Bank assigned each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). The Bank assigned each borrower that is not an insured depository institution or insurance company (including housing associates, community development financial institutions, and corporate credit unions), a risk level rating based on a risk matrix developed for each entity type. Each risk level rating generally corresponds to the one to 10 credit risk rating for insured depository institutions, 101 being the least amount of credit risk and 104 the greatest amount of credit risk.
Beginning on September 27, 2019, the Bank no longer assigned each borrower that is an insurance company a credit risk rating from one to 10, and began assigning a risk level rating by utilizing an external model. The rating process for other borrowers remains unchanged.
In general, borrowers with the greatest amount of credit risk may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. Management and the board also monitor the Bank’s concentration in secured credit and standby letters of credit exposure to individual borrowers.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2019		2018
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	96	$2,387	97	$2,176
2	62	14,958	50	18,472
3	48	10,287	75	22,207
4	91	61,269	104	60,897
5	40	4,695	57	3,083
6	7	79	13	361
7	4	31	9	140
8	1	16	3	262
9	2	12	6	190
10	3	31	5	85
Subtotal(rating from 1 to 10)		93,765		107,873
101	11	2,359	5	541
102	3	298	—	—
103	1	19	—	—
104	1	15	—	—
Subtotal(rating from 101 to 104)		2,691		541
Total par value		$96,456		$108,414

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $23.6 billion and $573 million, respectively, as of December 31, 2019.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2019 and December 31, 2018. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2019	$96,456	$348,694	66.00	8.32	25.68
As of December 31, 2018	108,414	338,362	64.96	8.85	26.19
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2019 and 2018.

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

	As of December 31, 2019
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Net Derivative Exposure (3)	Total
Australia	$975	$—	$—	$975
Austria	500	—	—	500
Canada	2,275	—	6	2,281
Finland	1,150	—	—	1,150
Germany	1,250	—	—	1,250
Japan	—	—	1	1
Netherlands	450	—	—	450
Norway	1,495	—	—	1,495
Switzerland	—	—	1	1
United States of America	1,731	3,810	16	5,557
Total	$9,826	$3,810	$24	$13,660
____________

(1)	Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2019.
(2) Interest-bearing deposits include a $508 million business money market account with Truist Bank, one of the Bank’s 10 largest borrowers as of December 31, 2019.
(3) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

	As of December 31, 2018
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Net Derivative Exposure (3)	Total
Australia	$1,965	$—	$—	$1,965
Austria	400	—	—	400
Canada	1,935	—	—	1,935
Finland	500	—	—	500
France	—	—	3	3
Germany	1,640	—	—	1,640
Netherlands	588	—	—	588
Norway	375	—	—	375
Switzerland	—	—	3	3
United States of America	1,575	6,782	2	8,359
Total	$8,978	$6,782	$8	$15,768
____________

(1)	Federal funds sold includes $175 million with BankUnited, National Association, and $425 million with Sun Trust Bank, both of which were one of the Bank’s 10 largest borrowers as of December 31, 2018.

(2)	Interest-bearing deposits include a $409 million business money market account with Branch Bank and Trust, one of the Bank’s 10 largest borrowers as of December 31, 2018.
(3) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank’s unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties decreased to $13.6 billion as of December 31, 2019 from $15.7 billion as of December 31, 2018. As of December 31, 2019, DnB Bank ASA was the only counterparty that had greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. DnB Bank ASA had 11.0 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of December 31, 2019, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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
The following tables present information on the credit ratings of the Bank’s investments held as of December 31, 2019 and 2018 (in millions), based on their credit ratings as of December 31, 2019 and 2018, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2019
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$4,556	$—	$—	$—	$—	$—	$—	$—	$—	$4,556
U.S. Treasury obligations	—	1,499	—	—	—	—	—	—	—	—	1,499
State or local housing agency debt obligations	—	1	—	—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	89	—	—	—	—	—	—	—	—	89
Government-sponsored enterprises residential	—	8,642	—	—	—	—	—	—	—	—	8,642
Government-sponsored enterprises commercial	167	12,351	—	—	—	—	—	—	—	—	12,518
Private-label	—	38	44	47	54	18	210	34	48	383	876
Total mortgage-backed securities	167	21,120	44	47	54	18	210	34	48	383	22,125
Total investment securities	167	27,176	44	47	54	18	210	34	48	383	28,181
Other investments:
Interest-bearing deposits	—	939	2,222	649	—	—	—	—	—	—	3,810
Securities purchased under agreements to resell	—	1,800	4,250	2,750	—	—	—	—	—	—	8,800
Federal funds sold	—	4,120	5,176	530	—	—	—	—	—	—	9,826
Total other investments	—	6,859	11,648	3,929	—	—	—	—	—	—	22,436
Total investments	$167	$34,035	$11,692	$3,976	$54	$18	$210	$34	$48	$383	$50,617
____________

(1)	Investment amounts noted in the above table represent the carrying value and excludes related accrued interest receivable of $44 million as of December 31, 2019.

	As of December 31, 2018
	Carrying Value (1)
	Investment Grade					Below Investment Grade
	AAA		AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—		$2,727	$—	$—	$—	$—	$—	$—	$—	$—	$2,727
State or local housing agency debt obligations	—		1	—	—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—		118	—	—	—	—	—	—	—	—	118
Government-sponsored enterprises residential	—		9,304	—	—	—	—	—	—	—	—	9,304
Government-sponsored enterprises commercial	522		10,846	—	—	—	—	—	—	—	—	11,368
Private-label residential	—	14	77	92	112	119	50	246	44	68	473	1,281
Total mortgage-backed securities	522		20,345	92	112	119	50	246	44	68	473	22,071
Total investment securities	522		23,073	92	112	119	50	246	44	68	473	24,799
Other investments:
Interest-bearing deposits	—		2,032	4,703	47	—	—	—	—	—	—	6,782
Securities purchased under agreements to resell	—		750	2,000	1,000	—	—	—	—	—	—	3,750
Federal funds sold	—		2,865	4,668	1,445	—	—	—	—	—	—	8,978
Total other investments	—		5,647	11,371	2,492	—	—	—	—	—	—	19,510
Total investments	$522		$28,720	$11,463	$2,604	$119	$50	$246	$44	$68	$473	$44,309
____________

(1)	Investment amounts noted in the above table represent the carrying value and excludes related accrued interest receivable of $42 million as of December 31, 2018.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2019 and 2018.

Non-MBS Held-to-maturity Securities

The unrealized losses related to non-MBS held-to-maturity securities are caused by interest-rate changes. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on its non-MBS held-to-maturity securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. As a result, Bank does not consider these non-MBS held-to-maturity securities to be other-than-temporarily impaired as of December 31, 2019.

Non-Private-label MBS
The unrealized losses related to government-sponsored enterprise MBS are caused by interest-rate changes. Because these securities are guaranteed by government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2019 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of December 31, 2019 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$38	$—	$38
A	44	—	44
BBB	42	5	47
BB	47	7	54
B	10	8	18
CCC	114	129	243
CC	21	20	41
D	50	—	50
Unrated	422	1	423
Total unpaid principal balance	$788	$170	$958
Amortized cost	$701	$134	$835
Gross unrealized losses	$(2)	$—	$(2)
Fair value	$734	$142	$876
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(13)	—	(13)
Net impairment losses recognized in earnings	$(13)	$—	$(13)

Weighted average percentage of fair value to unpaid principal balance	93.10%	83.56%	91.41%
Original weighted average credit support	10.38%	25.28%	13.02%
Weighted average credit support	5.16%	8.18%	5.70%
Weighted average collateral delinquency	10.79%	12.07%	11.02%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2019.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	15.02	8.98	25.64	8.56
Alt-A	15.86	14.31	41.27	3.80
Total	15.53	12.19	35.05	5.70
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during 2019, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s 2019 audited financial statements. In January 2020, the Bank sold its private-label MBS portfolio. See Note 22—Subsequent Events to the Bank’s 2019 audited financial statements for additional information.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally is required to post or collect collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2019.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $2 million of collateral at fair value to its uncleared derivative counterparties as of December 31, 2019.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd. and CME Clearing. Variation margin is characterized as daily settlement payments and is netted directly against the derivative’s gross recognized amount. Initial margin is considered cash collateral. Because of the limited number of Clearinghouses and clearing agents, a risk of concentration is introduced. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilate ral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2019.

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

	As of December 31, 2019
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$705	$6	$(6)	$—	$—
Single-A	6,798	3	(1)	—	2
Cleared derivatives	23,766	15	336	—	351
Liability positions with credit exposure:
Single-A	5,189	(165)	169	—	4
Triple-B	6,233	(18)	20	—	2
Cleared derivatives	31,425	(1)	18	—	17
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,116	(160)	536	—	376
Member institutions (1)	141	4	—	(4)	—
Total	$74,257	$(156)	$536	$(4)	$376
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

Mortgage loans purchased under the MPP and MPF Program must comply with the underwriting and eligibility standards set forth in applicable MPP guidelines or MPF guidelines. In both MPP and MPF, the Bank and PFIs share the risk of losses on mortgage loans by structuring potential losses on conventional mortgage loans into layers with respect to each master commitment and in compliance with the applicable regulations governing the purchase of mortgage loans by the Bank.

The unpaid principal balance of mortgage loans was $297 million and $361 million as of December 31, 2019 and 2018, respectively. The allowance for credit losses on mortgage loans was $1 million as of December 31, 2019 and 2018.

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

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2019 and continuing into 2020, the Bank faces business risk, which may include changes in:

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “Bank”) as of December 31, 2019 and 2018, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 5, 2020

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2019	2018
Assets
Cash and due from banks	$911	$35
Interest-bearing deposits (including deposits with other FHLBanks of $5 and $20 as of December 31, 2019 and 2018, respectively)	3,810	6,782
Securities purchased under agreements to resell	8,800	3,750
Federal funds sold	9,826	8,978
Investment securities:
Trading securities	1,558	55
Available-for-sale securities	684	865
Held-to-maturity securities (fair value of $25,903 and $23,846 as of December 31, 2019 and 2018, respectively)	25,939	23,879
Total investment securities	28,181	24,799
Advances	97,167	108,462
Mortgage loans held for portfolio, net of allowance for credit losses of $1 as of December 31, 2019 and 2018	296	360
Loan to another FHLBank	—	500
Accrued interest receivable	259	295
Derivative assets	380	314
Other assets	227	201
Total assets	$149,857	$154,476
Liabilities
Interest-bearing deposits	$1,492	$1,176
Consolidated obligations, net:
Discount notes	52,134	66,025
Bonds	88,503	79,114
Total consolidated obligations, net	140,637	145,139
Mandatorily redeemable capital stock	1	1
Accrued interest payable	212	204
Affordable Housing Program payable	89	85
Derivative liabilities	7	17
Other liabilities	256	207
Total liabilities	142,694	146,829
Commitments and contingencies (Note 19)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 as of December 31, 2019 and 2018	899	891
Subclass B2 issued and outstanding shares: 41 and 46 as of December 31, 2019 and 2018, respectively	4,089	4,595
Total capital stock Class B putable	4,988	5,486
Retained earnings:
Restricted	537	463
Unrestricted	1,616	1,647
Total retained earnings	2,153	2,110
Accumulated other comprehensive income	22	51
Total capital	7,163	7,647
Total liabilities and capital	$149,857	$154,476

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
Interest income
Advances	$2,451	$2,227	$817
Interest-bearing deposits	93	101	29
Securities purchased under agreements to resell	118	46	10
Federal funds sold	279	223	128
Trading securities	25	1	9
Available-for-sale securities	85	101	106
Held-to-maturity securities	671	603	395
Mortgage loans	18	21	25
Total interest income	3,740	3,323	1,519
Interest expense
Consolidated obligations:
Discount notes	1,371	1,139	436
Bonds	1,808	1,604	915
Interest-bearing deposits	26	19	11
Total interest expense	3,205	2,762	1,362
Net interest income	535	561	157
Noninterest income (loss)
Net impairment losses recognized in earnings	(13)	(3)	(2)
Net gains (losses) on trading securities	3	(1)	(5)
Net (losses) gains on derivatives and hedging activities	(4)	29	341
Standby letters of credit fees	24	25	26
Other	9	1	7
Total noninterest income	19	51	367
Noninterest expense
Compensation and benefits	77	93	78
Other operating expenses	39	38	36
Finance Agency	10	8	9
Office of Finance	8	7	6
Other	12	4	7
Total noninterest expense	146	150	136
Income before assessment	408	462	388
Affordable Housing Program assessment	41	46	39
Net income	$367	$416	$349

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$367	$416	$349
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment (losses) gains on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(44)	(65)	8
Reclassification of noncredit portion of impairment losses included in net income	13	3	2
Total net noncredit portion of other-than-temporary impairment (losses) gains on available-for-sale securities	(31)	(62)	10
Pension and postretirement benefit plans	2	3	(4)
Total other comprehensive (loss) income	(29)	(59)	6
Total comprehensive income	$338	$357	$355
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	97	9,726	—	—	—	—	9,726
Repurchase/redemption of capital stock	(95)	(9,493)	—	—	—	—	(9,493)
Net shares reclassified to mandatorily redeemable capital stock	—	(34)	—	—	—	—	(34)
Comprehensive income	—	—	70	279	349	6	355
Cash dividends on capital stock	—	—	—	(238)	(238)	—	(238)
Balance, December 31, 2017	52	5,154	380	1,623	2,003	110	7,267
Issuance of capital stock	110	11,074	—	—	—	—	11,074
Repurchase/redemption of capital stock	(107)	(10,705)	—	—	—	—	(10,705)
Net shares reclassified to mandatorily redeemable capital stock	—	(37)	—	—	—	—	(37)
Comprehensive income (loss)	—	—	83	333	416	(59)	357
Cash dividends on capital stock	—	—	—	(309)	(309)	—	(309)
Balance, December 31, 2018	55	5,486	463	1,647	2,110	51	7,647
Issuance of capital stock	91	9,087	—	—	—	—	9,087
Repurchase/redemption of capital stock	(96)	(9,564)	—	—	—	—	(9,564)
Net shares reclassified to mandatorily redeemable capital stock	—	(21)	—	—	—	—	(21)
Comprehensive income (loss)	—	—	74	293	367	(29)	338
Cash dividends on capital stock	—	—	—	(324)	(324)	—	(324)
Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2019	2018	2017
Operating activities
Net income	$367	$416	$349
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(149)	111	(55)
Net change in derivative and hedging activities	(456)	66	55
Net change in fair value adjustment on trading securities	(3)	1	5
Net impairment losses recognized in earnings	13	3	2
Net change in:
Accrued interest receivable	36	(87)	(36)
Other assets	(29)	11	4
Affordable Housing Program payable	3	7	6
Accrued interest payable	8	62	14
Other liabilities	10	(11)	(9)
Total adjustments	(567)	163	(14)
Net cash (used in) provided by operating activities	(200)	579	335
Investing activities
Net change in:
Interest-bearing deposits	2,860	(4,531)	(663)
Securities purchased under agreements to resell	(5,050)	(1,250)	(1,114)
Federal funds sold	(848)	402	(1,610)
Loans to other FHLBanks	500	(300)	(200)
Trading securities:
Proceeds from principal collected	—	—	200
Purchases of long-term	(1,499)	—	—
Available-for-sale securities:
Proceeds from principal collected	188	236	311
Held-to-maturity securities:
Proceeds from principal collected	9,062	6,760	6,540
Purchases of long-term	(11,087)	(5,479)	(7,200)
Advances:
Proceeds from principal collected	363,655	415,626	376,476
Made	(351,691)	(421,793)	(380,435)
Mortgage loans:
Proceeds from principal collected	63	73	103
Purchases from another FHLBank	—	—	(18)
Proceeds from sale of foreclosed assets	2	3	4
Purchases of premises, equipment, and software	(4)	(5)	(5)
Net cash provided by (used in) investing activities	6,151	(10,258)	(7,611)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2019	2018	2017
Financing activities
Net change in interest-bearing deposits	332	(26)	70
Net payments on derivatives containing a financing element	(3)	(5)	(30)
Proceeds from issuance of consolidated obligations:
Discount notes	845,332	1,022,569	847,617
Bonds	115,627	68,281	70,703
Payments for debt issuance costs	(10)	(12)	(8)
Payments for maturing and retiring consolidated obligations:
Discount notes	(859,116)	(1,006,848)	(838,777)
Bonds	(106,415)	(76,625)	(71,718)
Proceeds from issuance of capital stock	9,087	11,074	9,726
Payments for repurchase/redemption of capital stock	(9,564)	(10,705)	(9,493)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(21)	(37)	(34)
Cash dividends paid	(324)	(309)	(238)
Net cash (used in) provided by financing activities	(5,075)	7,357	7,818
Net increase (decrease) in cash and due from banks	876	(2,322)	542
Cash and due from banks at beginning of the year	35	2,357	1,815
Cash and due from banks at end of the year	$911	$35	$2,357
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,294	$2,529	$1,346
Affordable Housing Program assessments, net	$37	$38	$31
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$21	$37	$34
Held-to-maturity securities acquired with accrued liabilities	$35	$—	$—
Transfers of mortgage loans to real estate owned	$1	$2	$3

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity date. The Bank records prepayment fees, net of basis adjustments related to hedging activities included in the carrying value of the advance as part of the advances line item in the interest income section of the Statements of Income. In cases in which there is a prepayment of an existing advance and a contemporaneous funding of a new advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance using the contractual interest method. This amortization is recorded in advance interest income. If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance, and the Bank records the net fees as prepayment fees on advances, which is included in the advances line item in the interest income section of the Statements of Income.

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

Finance Agency regulations require that mortgage loans held in the Bank’s portfolios be credit enhanced. For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. PFIs are paid a credit enhancement fee (CE Fee) for assuming credit risk, and in some instances, all or a portion of the CE Fee may be performance based. CE Fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent that the Bank experiences losses in a master commitment, it may be able to recapture CE Fees paid to the PFI to offset these losses.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2019 and 2018.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2019 and 2018. In addition, there were no troubled debt restructurings related to advances as of December 31, 2019 and 2018.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances or standby letters of credit as of December 31, 2019 and 2018. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure as of December 31, 2019 and 2018.

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2019 and 2018.

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

A charge-off is recorded if the recorded investment in the loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional residential mortgage loan upon the occurrence of a confirming event. Once a loan is 180 days delinquent, the Bank classifies as a loss and charges off the portion of outstanding conventional residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. The Bank’s investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2019 and 2018.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2019 and 2018.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was less than $1 and $1 as of December 31, 2019 and 2018, respectively.

Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by the clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Beginning January 1, 2019, the Bank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item) was recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income.

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

Premises, Equipment, and Software. Premises, equipment, and the cost of purchased software and certain costs incurred in developing computer software for internal use are recorded in “Other assets” on the Statements of Condition. The Bank records these items at cost, less accumulated depreciation or amortization. The Bank computes depreciation and amortization using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; capitalized computer software cost—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred.

The following tables present information on premises, equipment, and capitalized computer software cost.

	As of December 31,
	2019	2018	2019	2018
	Premises and Equipment		Computer Software Cost
Gross carrying amount	$92	$91	$64	$62
Accumulated depreciation or amortization	(76)	(72)	(55)	(53)
Net carrying amount	$16	$19	$9	$9

		For the Years Ended December 31,
		2019	2018	2017
Premises and equipment depreciation expense		$4	$4	$4
Software amortization expense		2	2	2

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
		January 1, 2019	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Leases (ASU 2016-02)	This guidance amends the accounting for leases. It will require lessees to recognize a right-of-use asset and lease liability for virtually all leases.	January 1, 2019	The adoption of this guidance did not have a material impact on the Bank’s financial condition or results of operations.
Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance amends the disclosure requirements on fair value measurements.	January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
		January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.

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

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $8 for each year ended December 31, 2019 and 2018. There are no legal restrictions regarding the withdrawal of these funds.

Note 5—Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2019	2018
U.S. Treasury obligations	$1,499	$—
Government-sponsored enterprises debt obligations	59	55
Total	$1,558	$55

The following table presents net gains (losses) on trading securities.

	For the Years Ended December 31,
	2019	2018	2017
Net gains (losses) on trading securities held at year end	$3	$(1)	$1
Net losses on trading securities that matured during the year	—	—	(6)
Net gains (losses) on trading securities	$3	$(1)	$(5)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 6—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019	$643	$(1)	$42	$—	$684
As of December 31, 2018	$793	$(1)	$73	$—	$865

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2019	4	$14	$—	2	$3	$(1)	6	$17	$(1)
As of December 31, 2018	1	$3	$—	2	$4	$(1)	3	$7	$(1)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale.

	As of December 31,
	2019	2018
Variable-rate	$617	$779
Fixed-rate	26	14
Total amortized cost	$643	$793

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019	$456	$—	$31	$—	$487
As of December 31, 2018	$539	$—	$54	$—	$593

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 7—Held-to-maturity Securities
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2019				2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	4,497	7	—	4,504	2,672	5	(2)	2,675
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	89	—	—	89	118	2	—	120
Government-sponsored enterprises residential	8,642	20	(29)	8,633	9,304	40	(43)	9,301
Government-sponsored enterprises commercial	12,518	—	(34)	12,484	11,368	4	(41)	11,331
Private-label residential	192	1	(1)	192	416	4	(2)	418
Total	$25,939	$28	$(64)	$25,903	$23,879	$55	$(88)	$23,846

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2019
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	5	$380	$—	—	$—	$—	5	$380	$—
Mortgage-backed securities:
Government-sponsored enterprises residential	96	2,504	(4)	54	2,336	(25)	150	4,840	(29)
Government-sponsored enterprises commercial	45	7,993	(13)	50	3,976	(21)	95	11,969	(34)
Private-label residential	15	62	—	19	65	(1)	34	127	(1)
Total	161	$10,939	$(17)	123	$6,377	$(47)	284	$17,316	$(64)

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

	As of December 31,
	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,202	$1,203	$225	$225
Due after one year through five years	3,035	3,037	2,057	2,058
Due after five years through 10 years	201	204	331	333
Due after 10 years	60	61	60	60
Total non-mortgage-backed securities	4,498	4,505	2,673	2,676
Mortgage-backed securities	21,441	21,398	21,206	21,170
Total	$25,939	$25,903	$23,879	$23,846

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2019	2018
Non-mortgage-backed securities:
Fixed-rate	$2,151	$101
Variable-rate	2,347	2,572
Total non-mortgage-backed securities	4,498	2,673

Mortgage-backed securities:
Fixed-rate	1,177	1,914
Variable-rate	20,264	19,292
Total mortgage-backed securities	21,441	21,206
Total amortized cost	$25,939	$23,879

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019	$65	$—	$—	$65
As of December 31, 2018	$91	$1	$(1)	$91

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2019.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of the individual housing markets. The Bank’s housing price forecast as of December 31, 2019 included a short-term housing price forecast with geographically projected changes ranging from a decrease of four percent to an increase of eight percent over the 12 month period beginning October 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2019, as well as the related current credit enhancement.

	Significant Inputs - Weighted Average (%) (1)
Classification of Securities	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.92	9.33	25.51	2.66
Alt-A	17.23	11.42	40.18	0.69
Total	16.30	10.58	34.27	1.49

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

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$335	$394	$455
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	13	3	2
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(51)	(62)	(63)
Balance, end of year	$297	$335	$394

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility and illiquidity in the marketplace. As of December 31, 2019, these declines in fair value were considered temporary as the Bank expected to recover the amortized cost basis of the securities, the Bank did not intend to sell these securities, and it is was not more likely than not that the Bank would be required to sell these securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. This assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Non-MBS Held-to-Maturity Securities. The unrealized losses related to non-MBS held-to-maturity securities are caused by interest rate changes and not due to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than temporarily impaired as of December 31, 2019.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 9—Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from zero percent to 7.54 percent as of December 31, 2019. Advances with interest rates of zero percent are AHP and EDGE subsidized advances and certain structured advances. The following table presents the Bank’s advances outstanding.

	As of December 31,
	2019	2018
Overdrawn demand deposit accounts	$—	$33
Due in one year or less	64,413	72,300
Due after one year through two years	7,421	13,298
Due after two years through three years	5,420	5,403
Due after three years through four years	3,382	4,678
Due after four years through five years	4,778	3,997
Due after five years	11,042	8,705
Total par value	96,456	108,414
Deferred prepayment fees	(9)	(17)
Discount on AHP advances	(3)	(4)
Discount on EDGE advances	(2)	(2)
Hedging adjustments	725	71
Total	$97,167	$108,462

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $4,693 and $13,868 as of December 31, 2019 and 2018, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2019	2018
Overdrawn demand deposit accounts	$—	$33
Due or callable in one year or less	67,939	80,307
Due or callable after one year through two years	6,451	8,866
Due or callable after two years through three years	4,613	4,382
Due or callable after three years through four years	3,067	3,871
Due or callable after four years through five years	4,517	3,683
Due or callable after five years	9,869	7,272
Total par value	$96,456	$108,414

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $4,261 and $987 as of December 31, 2019 and 2018, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31,
	2019	2018
Overdrawn demand deposit accounts	$—	$33
Due or convertible in one year or less	68,520	73,009
Due or convertible after one year through two years	7,437	13,484
Due or convertible after two years through three years	5,319	5,437
Due or convertible after three years through four years	3,342	4,642
Due or convertible after four years through five years	4,529	3,951
Due or convertible after five years	7,309	7,858
Total par value	$96,456	$108,414

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2019	2018
Fixed-rate:
Due in one year or less	$36,366	$40,578
Due after one year	25,985	24,043
Total fixed-rate	62,351	64,621
Variable-rate:
Due in one year or less	28,047	31,755
Due after one year	6,058	12,038
Total variable-rate	34,105	43,793
Total par value	$96,456	$108,414

Advance Concentrations. The Bank’s advances are concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $71,769 and $80,211 as of December 31, 2019 and 2018, respectively. This concentration represented 74.4 percent and 74.0 percent of the total par value of advances outstanding as of December 31, 2019 and 2018, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2019 and 2018. No advance was past due as of December 31, 2019 and 2018.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2019	2018
Medium-term (15 years or less)	$5	$8
Long-term (greater than 15 years)	292	353
Total unpaid principal balance	297	361
Premiums	1	1
Discounts	(1)	(1)
Total	$297	$361

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2019	2018
Conventional mortgage loans	$278	$338
Government-guaranteed or insured mortgage loans	19	23
Total unpaid principal balance	$297	$361

The Bank records credit enhancement fees related to residential mortgage loans as a reduction to mortgage loan interest income.

For information related to the Bank’s credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$1	$1	$1
Provision for credit losses	—	—	—
Balance, end of year	$1	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of December 31,
	2019	2018
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$8	$9
Collectively evaluated for impairment	271	330
Total recorded investment	$279	$339

The key credit quality indicator for mortgage loans is payment status. The following tables present the payment status of mortgage loans based on recorded investment as well as other delinquency statistics.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2019
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$8	$2	$10
Past due 60-89 days	2	—	2
Past due 90 days or more	6	—	6
Total past due mortgage loans	16	2	18
Total current mortgage loans	263	17	280
Total mortgage loans (1)	$279	$19	$298
Other delinquency statistics:
In process of foreclosure (2)	$1	$—	$1
Seriously delinquent rate (3)	1.96%	0.39%	1.86%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$5	$—	$5
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

The following table presents the Bank’s recorded investment balance in mortgage loans classified as troubled debt restructurings.

	As of December 31,
	2019			2018
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional residential mortgage loans	$7	$1	$8	$8	$1	$9

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank’s pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the years ended December 31, 2019, 2018, and 2017.

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

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,025,895 and $1,031,617 as of December 31, 2019 and 2018, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

assets of $149,251 and $153,960 as of December 31, 2019 and 2018, respectively, compared to a book value of $140,637 and $145,139 in consolidated obligations as of December 31, 2019 and 2018, respectively.

General Terms. Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms and may use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), SOFR, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate consolidated obligation bonds may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2019	2018
Simple variable-rate	$56,938	$53,670
Fixed-rate	30,810	21,217
Step up/down	735	4,379
Total par value	$88,483	$79,266

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2019		2018
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$79,699	1.75	$55,386	2.26
Due after one year through two years	4,426	1.90	13,292	2.30
Due after two years through three years	817	2.32	3,387	2.44
Due after three years through four years	546	2.84	3,884	2.27
Due after four years through five years	1,635	2.47	1,429	2.87
Due after five years	1,360	3.54	1,888	3.23
Total par value	88,483	1.82	79,266	2.31
Premiums	4		7
Discounts	(20)		(18)
Hedging adjustments	36		(141)
Total	$88,503		$79,114

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2019	2018
Noncallable	$76,243	$65,237
Callable	12,240	14,029
Total par value	$88,483	$79,266

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2019	2018
Due or callable in one year or less	$81,624	$65,560
Due or callable after one year through two years	3,746	10,874
Due or callable after two years through three years	432	982
Due or callable after three years through four years	171	429
Due or callable after four years through five years	1,320	168
Due or callable after five years	1,190	1,253
Total par value	$88,483	$79,266

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2019	$52,134	$52,298	1.64
As of December 31, 2018	$66,025	$66,270	2.33

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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2019, 2018, or 2017. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2019, 2018, or 2017. The Bank had outstanding principal in AHP-related advances of $19 and $22 as of December 31, 2019 and 2018, respectively.

The following table presents a rollforward of the Bank’s AHP liability.

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$85	$77	$69
AHP assessment	41	46	39
Subsidy usage, net	(37)	(38)	(31)
Balance, end of year	$89	$85	$77

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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2019 and 2018. Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2019		2018
	Required	Actual	Required	Actual
Risk-based capital	$1,423	$7,142	$1,654	$7,597
Total regulatory capital ratio	4.00%	4.77%	4.00%	4.92%
Total regulatory capital	$5,994	$7,142	$6,179	$7,597
Leverage capital ratio	5.00%	7.15%	5.00%	7.38%
Leverage capital	$7,493	$10,713	$7,724	$11,396

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2019, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member’s total assets as of December 31, 2018, subject to a cap of $15. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31. As of December 31, 2019, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.25 percent of the member’s outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2019 and 2018.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2019 and 2018, the Bank’s excess capital stock did not exceed one percent of its total assets.

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

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2019, 2018, and 2017.

	2019		2018		2017
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$85	6.47	$65	5.16	$57	4.77
Second quarter	81	6.54	80	5.78	61	4.77
Third quarter	82	6.36	82	6.19	58	4.91
Fourth quarter	76	6.05	82	6.19	62	5.01
Total	$324	6.36	$309	5.77	$238	4.82

The concentration of the Bank’s regulatory capital stock to its 10 largest shareholders was $3,200, or 64.1 percent, and $3,559, or 64.9 percent, as of December 31, 2019 and 2018, respectively.
The following table presents the activity in mandatorily redeemable capital stock.

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$1	$1	$1
Net reclassification from capital during the year	21	37	34
Repurchase/redemption of mandatorily redeemable capital stock	(21)	(37)	(34)
Balance, end of year	$1	$1	$1

As of December 31, 2019, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2019	2018
Due after three years through four years	$1	$—
Due after four years through five years	—	1
Total	$1	$1

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 15—Accumulated Other Comprehensive Income
The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Net Noncredit Portion of Other-than- temporary Impairment Gains (Losses) on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2016	$(20)	$124	$104
Other comprehensive income before reclassifications:
Net change in fair value	—	8	8
Actuarial loss	(5)	—	(5)
Prior service cost	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive (loss) income	(4)	10	6
Balance, December 31, 2017	(24)	134	110
Other comprehensive income before reclassifications:
Net change in fair value	—	(65)	(65)
Actuarial gain	3	—	3
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Net current period other comprehensive income (loss)	3	(62)	(59)
Balance, December 31, 2018	(21)	72	51
Other comprehensive income before reclassifications:
Net change in fair value	—	(44)	(44)
Actuarial loss	(4)	—	(4)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	13	13
Amortization of pension and postretirement (1)	6	—	6
Net current period other comprehensive income (loss)	2	(31)	(29)
Balance, December 31, 2019	$(19)	$41	$22

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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2018. The contributions made by the Bank during 2019 and 2018 were more than five percent of the total contributions for each of the Pentegra Plan years ended June 30, 2018 and 2017.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2019	2018	2017
Net pension cost charged to compensation and benefit expense for the year ended December 31	$11	$24	$12
Pentegra Plan funded status as of July 1(1)	108.59%	110.96%	111.76%
Bank’s funded status as of July 1	119.41%	116.93%	117.96%
____________
(1) The Pentegra Plan’s funded status as of July 1 is preliminary and may increase because the plan’s participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2020 for the plan year ended June 30, 2019 and through March 15, 2019 for the plan year ended June 30, 2018). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2021 for the plan year July 1, 2019 through June 30, 2020 and April 2020 for the plan year July 1, 2018 through June 30, 2019. Form 5500 was filed in April 2019 for the plan year July 1, 2017 through June 30, 2018.

The Bank also participates in a qualified defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $3 to this plan during each of the years ended December 31, 2019, and 2018, and 2017.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributions to this plan were not material during each of the years ended December 31, 2019, 2018, and 2017.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank’s minimum obligation from this plan was $5 and $4 as of December 31, 2019 and 2018, respectively. Operating expense includes deferred compensation and accrued earnings of $2 for the year ended December 31, 2019, and $1 for each of the years ended December 31, 2018 and 2017.

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

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $64 and $65 as of December 31, 2019 and 2018, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $2, $1, and $2 for the years ended December 31, 2019, 2018, and 2017. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of $2, $3, and a loss of $4 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances in conjunction with the associated interest-rate risk on advances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror cash outflows that the Bank pays on the consolidated obligation in timing and amount. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. These transactions are typically treated as fair-value hedges. This intermediation between

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.
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

	As of December 31,
	2019			2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$73,637	$71	$221	$50,427	$32	$151
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	478	5	1	1,008	3	11
Interest-rate caps or floors	7,084	—	—	8,083	1	1
Total derivatives not designated as hedging instruments	7,562	5	1	9,091	4	12
Total derivatives before netting and collateral adjustments	$81,199	76	222	$59,518	36	163
Netting adjustments and cash collateral (2)		304	(215)		278	(146)
Derivative assets and derivative liabilities		$380	$7		$314	$17
___________

(1)	Includes variation margin for daily settled contracts of $503 and $21 as of December 31, 2019 and 2018, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $543 and $433 as of December 31, 2019 and 2018, respectively. Cash collateral received and related accrued interest was $25 and $9 as of December 31, 2019 and 2018, respectively.

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
The following tables present the net gains (losses) on fair value hedging relationships.

	For the Year Ended December 31, 2019
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$2,451	$(1,808)	$(1,371)
Changes in fair value:
Hedged items	$693	$(176)	$—
Derivatives	(682)	174	—
Net changes in fair value	11	(2)	—
Net interest settlements on derivatives (1) (2)	21	(32)	—
Amortization/accretion of active hedging relationships	(28)	—	—
Other	—	(1)	—
Total net interest income effect from fair value hedging relationships	$4	$(35)	$—
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2018 (1)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$2,227	$(1,604)	$(1,139)
Changes in fair value:
Hedged items (2)	(124)	59	(2)
Derivatives	156	(58)	1
Net changes in fair value	$32	$1	$(1)
Net effect of derivatives on net interest income	$(20)	$(40)	$(2)

____________
(1) Prior period amounts were not conformed to the new hedge accounting guidance adopted January 1, 2019.
(2) Prior period amounts do not included amortization on hedged items.

	For the Year Ended December 31, 2017 (1)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$817	$(915)	$(436)
Changes in fair value:
Hedged items (2)	$(240)	$99	$(2)
Derivatives	580	(97)	3
Net changes in fair value	$340	$2	$1
Net effect of derivatives on net interest income	$(254)	$75	$(3)
____________
(1) Prior period amounts were not conformed to the new hedge accounting guidance adopted January 1, 2019.
(2) Prior period amounts do not included amortization on hedged items.

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of December 31, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$29,984	$716	$9	$725
Consolidated obligations:
Bonds	26,348	36	—	36
Discount notes	17,742	—	—	—
____________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents net (losses) gains related to derivatives and hedging activities recorded in noninterest income on the Statements of Income. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in noninterest income (loss) for periods prior to January 1, 2019.

	For the Years Ended December 31,
	2019	2018	2017
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	N/A (1)	$32	$343
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(3)	1	6
Interest-rate caps or floors	(1)	—	(3)
Net interest settlements	—	—	(6)
Total net (losses) gains related to derivatives not designated as hedging instruments	(4)	1	(3)
Price alignment amount (2)	—	(4)	1
Net (losses) gains on derivatives and hedging activities	$(4)	$29	$341
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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2019 was $7, for which the Bank was not required to post collateral as of December 31, 2019. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $2 of collateral at fair value to its uncleared derivative counterparties as of December 31, 2019.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments, and initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of December 31,
	2019		2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$59	$219	$35	$128
Cleared derivatives	17	3	1	35
Total gross recognized amount	76	222	36	163
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(47)	(212)	(33)	(111)
Cleared derivatives	351	(3)	311	(35)
Total gross amounts of netting adjustments and cash collateral:	304	(215)	278	(146)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	12	7	2	17
Cleared derivatives	368	—	312	—
Total net amounts after netting adjustments and cash collateral	380	7	314	17
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	4	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	4	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	8	7	2	17
Cleared derivatives	368	—	312	—
Total net unsecured amount (1)	$376	$7	$314	$17
____________

(1)
The Bank had net credit exposure of $6 and $2 as of December 31, 2019 and 2018, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2019 and 2018.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2019 and 2018.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of December 31, 2019 and 2018.

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

	As of December 31, 2019
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,499	$—	$—	$1,499
Government-sponsored enterprises debt obligations	—	59	—	—	59
Total trading securities	—	1,558	—	—	1,558
Available-for-sale securities:
Private-label residential MBS	—	—	684	—	684
Derivative assets:
Interest-rate related	—	76	—	304	380
Grantor trust (included in Other assets)	68	—	—	—	68
Total assets at fair value	$68	$1,634	$684	$304	$2,690
Liabilities
Derivative liabilities:
Interest-rate related	$—	$222	$—	$(215)	$7
Total liabilities at fair value	$—	$222	$—	$(215)	$7
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

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$865	$1,104	$1,345
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(13)	(3)	(2)
Included in other comprehensive income	(31)	(62)	10
Accretion of credit losses in net interest income	51	62	62
Settlements	(188)	(236)	(311)
Balance, end of year	$684	$865	$1,104
____________

(1)	Related to available-for-sale securities held at year end.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2019 and 2018. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2019 and 2018.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The significant assumptions used in this model are based on management’s best estimate of discount rates, market indices, and market volatility. The inputs for interest-rate related derivatives uses the OIS curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2019 and 2018.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2019 and 2018. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$911	$911	$911	$—	$—	$—
Interest-bearing deposits	3,810	3,810	—	3,810	—	—
Securities purchased under agreements to resell	8,800	8,800	—	8,800	—	—
Federal funds sold	9,826	9,826	—	9,826	—	—
Trading securities	1,558	1,558	—	1,558	—	—
Available-for-sale securities	684	684	—	—	684	—
Held-to-maturity securities	25,939	25,903	—	25,711	192	—
Advances	97,167	97,365	—	97,365	—	—
Mortgage loans held for portfolio, net	296	324	—	324	—	—
Accrued interest receivable	259	259	—	259	—	—
Derivative assets	380	380	—	76	—	304
Grantor trust assets (included in Other assets)	68	68	68	—	—	—
Liabilities:
Interest-bearing deposits	1,492	1,492	—	1,492	—	—
Consolidated obligations, net:
Discount notes	52,134	52,138	—	52,138	—	—
Bonds	88,503	88,764	—	88,764	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	212	212	—	212	—	—
Derivative liabilities	7	7	—	222	—	(215)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $885,114 and $886,081 as of December 31, 2019 and 2018, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2019 and 2018. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2019 and 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2019			2018
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,532	$23,973	$32,505	$12,334	$17,974	$30,308
Commitments to fund additional advances	—	—	—	48	—	48
Unsettled consolidated obligation bonds, at par (2)	—	—	—	640	—	640
Unsettled consolidated obligation discount notes, at par (2)	2,000	—	2,000	750	—	750
____________

(1)
“Expire Within One Year” includes 13 standby letters of credit for a total of $36 and 14 standby letters of credit for a total of $37 as of December 31, 2019 and 2018, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $117 and $102 as of December 31, 2019 and 2018, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.

The Bank’s operating expenses include net rental costs of $1 for each of the years ended December 31, 2019, 2018, and 2017. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
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

	As of December 31, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$760	15.24	$17,537	18.18	$—	—

	As of December 31, 2018
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$855	15.58	$19,759	18.23	$—	0.01
Navy Federal Credit Union	570	10.39	13,058	12.04	—	0.04

Note 21—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2019. There was a $500 loan outstanding to FHLBank Des Moines and no outstanding borrowings from other FHLBanks as of December 31, 2018. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2019, 2018, and 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2019	2018	2017
Investing activities:
Loans to other FHLBanks	$(2,600)	$(1,000)	$(950)
Principal collected on loans to other FHLBanks	3,100	700	750
Net change in loans to other FHLBanks	$500	$(300)	$(200)

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$2,078	$660	$500
Payments of short-term borrowings from other FHLBanks	(2,078)	(660)	(500)
Net change in borrowings from other FHLBanks	$—	$—	$—

Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these mortgage loans was $69 and $78 as of December 31, 2019 and 2018, respectively.

Note 22— Subsequent Events

Subsequent to December 31, 2019, the Bank made the decision to sell, and on January 14, 2020, the Bank executed a sale of all of its private-label MBS (par value of $958 as of the date of the sale). A net realized gain of approximately $85 associated with the sale will be recorded in the first quarter of 2020.

On January 31, 2020, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2019. The Bank paid the fourth quarter 2019 dividend on February 4, 2020, in the amount of $76.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

The following tables present supplementary financial information for each quarter in the years ended December 31, 2019 and 2018 (in millions).

	For the Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$840	$913	$999	$988	$3,740
Interest expense	699	795	867	844	3,205
Net interest income	141	118	132	144	535
Noninterest income	3	5	4	7	19
Noninterest expense	36	39	32	39	146
Affordable Housing Program assessment	11	8	11	11	41
Net income	$97	$76	$93	$101	$367

	For the Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$958	$873	$809	$683	$3,323
Interest expense	806	730	678	548	2,762
Net interest income	152	143	131	135	561
Noninterest (expense) income	(16)	19	21	27	51
Noninterest expense	38	44	33	35	150
Affordable Housing Program assessment	10	11	12	13	46
Net income	$88	$107	$107	$114	$416

Investment Portfolio

The following table presents supplementary financial information on the Bank’s investments (dollars in millions).

	As of December 31,
	2019					2018	2017
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Interest-bearing deposits	$3,810	$—	$—	$—	$3,810	$6,782	$2,176
Securities purchased under agreements to resell	8,800	—	—	—	8,800	3,750	2,500
Federal funds sold	9,826	—	—	—	9,826	8,978	9,380

Trading securities:
U.S. Treasury obligations	—	1,499	—	—	1,499	—	—
Government-sponsored enterprises debt obligations	—	59	—	—	59	55	56
Total trading securities	—	1,558	—	—	1,558	55	56

Available-for-sale securities:
Private-label residential MBS	—	1	—	683	684	865	1,104

Held-to-maturity securities:
State and local housing agency debt obligations	—	—	1	—	1	1	1
Government-sponsored enterprises debt obligations	1,202	3,035	200	60	4,497	2,672	5,350
Mortgage-backed securities:
U.S. agency obligations- guaranteed residential	—	1	5	83	89	118	157
Government-sponsored enterprises residential	—	26	87	8,529	8,642	9,304	9,357
Government-sponsored enterprises commercial	51	1,739	10,612	116	12,518	11,368	9,729
Private-label residential	2	—	—	190	192	416	568
Total held-to-maturity securities	1,255	4,801	10,905	8,978	25,939	23,879	25,162

Total investment securities	1,255	6,360	10,905	9,661	28,181	24,799	26,322
Total investments	$23,691	$6,360	$10,905	$9,661	$50,617	$44,309	$40,378

Yield on trading securities	—	1.68%	—	—
Yield on available-for-sale securities	5.00%	5.94%	—	5.24%
Yield on held-to-maturity securities	1.81%	1.94%	1.94%	2.26%
Yield on total investment securities	1.81%	1.88%	1.94%	2.46%

The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2019.

Loan Portfolio

The following table presents the Bank’s outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans (in millions).

	As of December 31,
	2019	2018	2017	2016	2015
Advances	$97,167	$108,462	$102,440	$99,077	$104,168
Real estate mortgages	$297	$361	$436	$524	$586
Nonaccrual real estate mortgages, unpaid principal balance	$5	$6	$11	$11	$18
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (1)	$—	$—	$—	$1	$3
Troubled debt restructurings, unpaid principal balance (not included above) (2)	$7	$8	$9	$10	$13
Interest contractually due during the year	$—
Interest actually received during the year	$—
___________
(1) Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.
(2) Represents troubled debt restructured loans that are still performing as of year end.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The following table presents the allowance for credit losses on domestic conventional residential mortgage loans (dollars in millions).

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Balance, beginning of year	$1	$1	$1	$2	$3
Reversal of provision for credit losses	—	—	—	(1)	(1)
Balance, end of year	$1	$1	$1	$1	$2
Ratio of net charge-offs during the year to average loans outstanding during the year (in basis points)	—	3	4	2	4

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding the Bank’s short-term borrowings (dollars in millions).

	As of and for the Years Ended December 31,
	2019	2018	2017
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$52,134	$66,025	$50,139
Weighted average interest rate at the end of the year	1.64%	2.33%	1.21%
Daily average outstanding for the year	$59,736	$60,847	$48,676
Weighted average interest rate for the year	2.29%	1.87%	0.90%
Maximum amount outstanding at any month-end during the year	$73,642	$70,108	$56,059

Consolidated obligation bonds:
Amount outstanding at the end of the year	$64,675	$30,618	$33,392
Weighted average interest rate at the end of the year	1.74%	2.33%	1.31%
Daily average outstanding for the year	$43,592	$33,428	$32,213
Weighted average interest rate for the year	2.19%	2.31%	0.90%
Maximum amount outstanding at any month-end during the year	$70,983	$37,806	$43,230

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

As of December 31, 2019, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2019, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2020, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2019, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2019 election notification process.

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

The Bank has determined that all directors meet the regulatory eligibility requirements for directors. Because of the laws and regulations governing member directorship elections that are described above, the Bank is not in a position to know what specific factors the Bank’s member institutions may consider in selecting member director candidates or electing member directors. For the Bank’s independent directors and the directors who hold their current directorship due to vacancy and appointment by the board, the board considered the experience, qualifications, attributes or skills described in the biographical paragraphs provided below in determining to nominate or appoint that person as a director for the Bank. In addition, the board has at times considered the importance of maintaining a continuity of relevant knowledge, leadership and experience on the board and diversity the candidate would bring to the board when nominating or appointing a candidate.

The following table presents information regarding each of the Bank’s directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Brian E. Argrett(1)	56	2016	12/31/2021	(5)(7)(8)(9)
Travis Cosby, III(1)	61	2014	12/31/2021	(5)(7)(8)(9)
Suzanne S. DeFerie(1)	63	2015	12/31/2020	(5)(7)(8)(9)
R. Thornwell Dunlap, III(1)	62	2016	12/31/2023	(5)(7)(8)(10)
F. Gary Garczynski(2)(3)	73	2007	12/31/2020	(6)(8)(10)(11)
William C. Handorf(2)	75	2007	12/31/2023	(5)(6)(8)(9)
Scott C. Harvard(1)(4)	65	2017	12/31/2020	(6)(8)(10)(11)
Jonathan Kislak(2)	71	2008	12/31/2022	(7)(8)(9)(11)
LaSalle D. Leffall, III(2)	57	2007	12/31/2020	(5)(7)(8)(10)
Kim C. Liddell(1)	59	2015	12/31/2022	(6)(8)(9)(11)
Garrett S. Richter(1)	69	2019	12/31/2022	(6)(8)(10)(11)
John B. Rucker(2)	68	2017	12/31/2023	(6)(8)(10)(11)
Robert L. Strickland, Jr.(2)(3)(4)	68	2007	12/31/2021	(12)
Richard A. Whaley(1)	60	2013	12/31/2022	(13)
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

(4)	Mr. Harvard previously served as a director from 2003-2012. Mr. Strickland previously served as a director from 2002-2004.

(5)	Member of Audit Committee

(6)	Member of Credit and Member Services Committee

(7)	Member of Enterprise Risk and Operations Committee

(8)	Member of Executive Committee

(9)	Member of Finance Committee

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

Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ-FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ-ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves a member of the board of directors for First Bancorp. Prior to becoming president and chief executive officer of Asheville Savings Bank and ASB Bancorp, Inc., Ms. DeFerie was executive vice president and chief financial officer of Asheville Savings Bank for 16 years. She currently serves as chairman of the Finance Committee of the Bank’s board.

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

William C. Handorf, Ph.D. has served as a professor of finance and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. He currently serves as vice chairman of the Finance Committee of the Bank’s board. Mr. Handorf’s experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (OTC - FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chairman from 2007-2012. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a Vice President of Virginia Savings Bank from 2009 to 2011. He served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, previously serving as its chairman. He is a director of Community Bankers Bank Financial Corp and its subsidiary, Community Bankers Bank in Richmond, Virginia. He also served on the Council of Federal Home Loan Banks. Mr. Harvard has a served on numerous non-profit boards over his career and currently serves on the boards of the Top of Virginia Chamber of Commerce and the Shenandoah Valley Westminster Canterbury. Mr. Harvard currently serves as vice chairman of the Credit and Member Services Committee and vice chairman of the Governance and Compensation Committee of the Bank’s board.
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

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation’s largest nonprofit owners of affordable multifamily housing, and served as president and chief operating officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall serves on the board of directors of the registered investment companies Mutual of America Investment Corporation (since 2011), Mutual of America Institutional Funds, Inc. (since 2011), and Mutual of America Variable Insurance Portfolios, Inc (since 2019). He is a member of the New York State Bar, District of Columbia Bar, Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall earned a B.A., magna cum laude, in History from Harvard College followed by the simultaneous completion of a J.D., cum laude, from Harvard Law School and M.B.A. from Harvard Business School. He currently serves as vice chairman of the Audit Committee of the Bank’s board. Mr. Leffall’s experience in finance, law, and affordable multifamily housing, and derivatives knowledge supported his nomination as an independent director.

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

Garrett S. Richter serves as president and chief executive officer of First Florida Integrity Bank (FFIB), the successor to First National Bank of the Gulf Coast, which was founded in 2009.  He also serves as a director and president of TGR Financial, Inc., FFIB’s holding company. Prior to that, he served for one term in the Florida House of Representatives and two terms as a Florida State Senator, chairing the Senate Banking and Insurance Committee for four years. He was the President Pro Tempore of the Florida Senate from 2012-2016. From 1994 to 2005 he was President and CEO of First National Bank of Naples, a bank which he co-founded in 1989. Mr. Richter has also served as a commissioner on the Florida Ethics Commission. He is on the board of directors for the Greater Naples Chamber of Commerce, chairing the Public Policy Committee. He is a veteran of the U.S. Army, having served with the 75th Ranger Company in Vietnam in 1971.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chairman from 2014 to 2015 and as its chairman in 2016. He currently serves as chairman of the Housing and Community Investment Committee of the Bank’s board. Mr. Rucker’s experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director.

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

Finance Agency Regulations Regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 5, 2020, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 5, 2020, directors Garczynski, Handorf, Kislak, Leffall, Rucker, and Strickland, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, Garczynski, Harvard, Leffall, Richter, Rucker, Strickland, and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 5, 2020, each of directors Garczynski, Handorf, Kislak, Leffall, Rucker, and Strickland was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Argrett, Cosby, DeFerie, Dunlap, Handorf, Leffall, Strickland, and Whaley. The board determined that, as of March 5, 2020, each of directors Handorf, Leffall and Strickland was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Argrett, Cosby, Dunlap, DeFerie, Handorf, Leffall, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 5, 2020, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2019 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2019 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	56	President and Chief Executive Officer
Kirk R. Malmberg	59	Executive Vice President and Chief Operating Officer
Alp E. Can	44	Executive Vice President and Chief Risk Officer
Reginald T. O’Shields	49	Executive Vice President and General Counsel, Chief Compliance and Ethics Officer
Joel Badger	53	Senior Vice President and Chief Audit Officer
Scott M. Brennan	43	Senior Vice President and Director of Sales
Julia S. Brown	55	Senior Vice President and Corporate Secretary
Sharon B. Cook	41	Senior Vice President and Chief Marketing Officer
Bryan Delong	56	Senior Vice President and Chief Human Resources Officer
Arthur L. Fleming	61	Senior Vice President and Director of Community Investment Services
Melissa V. Hoggatt	59	Senior Vice President and Chief Information Officer
Annette Hunter	55	Senior Vice President and Director of Business Operations
Haig H. Kazazian, III	54	Senior Vice President and Chief Financial Officer
Robert S. Kovach	56	Senior Vice President and Chief Credit Officer
Eric M. Mondres	65	Senior Vice President and Director of Government and Industry Relations
Leslie H. Schreiner	56	First Vice President and Director of Diversity and Inclusion
William T. Shaw	48	Senior Vice President and Controller

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

Kirk R. Malmberg was appointed executive vice president and chief operating officer, effective November 1, 2019, having previously served as executive vice president and chief financial officer since 2011. He oversees the Bank’s member sales and outreach, community investment services, accounting, financial reporting, financial operations management, investment and derivatives operations, treasury and information technology. From 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank’s mortgage programs. He joined the Bank in 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

Alp E. Can has served as chief risk officer since 2017, directing the Bank's enterprise risk management function. Effective November 1, 2019, Mr. Can also oversees the Bank’s credit and collateral services and collateral risk management operations. Mr. Can was appointed executive vice president effective January 1, 2020, having served as senior vice president since 2018. He is responsible for overseeing enterprise-wide risk assessment and reporting functions, credit risk, financial risk modeling, as well as model validation efforts for the Bank. Mr. Can joined the Bank in 2005 as an asset liability analyst in the financial risk management and modeling department. He was promoted to first vice president and manager of financial risk modeling in 2013 and to director of enterprise risk management in 2014. Mr. Can earned a bachelor’s degree in economics from the University of Istanbul, and an M.S. in mathematical risk management and M.B.A.- Finance, each from Georgia State University.

Reginald T. O’Shields was appointed director of Enterprise Solutions effective November 1, 2019 and executive vice president effective January 1, 2020, having previously served as senior vice president and general counsel since 2011 and Chief Compliance and Ethics Officer since 2018. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, human resources and administrative services, corporate communications, marketing, and government and industry relations. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Joel Badger was appointed chief audit officer effective November 29, 2019 and promoted to senior vice president effective January 1, 2020. In that role, he is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Badger reports directly to the audit committee of the board of directors. Mr. Badger joined the Bank in 2004 as Vice President and Senior Financial Risk Auditor, was promoted to Audit Director of Capital Markets in 2006 and First Vice President in 2007. He gained audit responsibility for Information Technology in 2014 and has served as Deputy Chief Audit Officer since March of 2016. Mr. Badger earned a Master of Business Administration degree in Finance from Georgia State University and a Bachelor of Science degree in Management with concentrations in Accounting and Economics from the Georgia Institute of Technology. Mr. Badger is a Certified Public Accountant, Certified Investments and Derivatives Auditor, Certified Internal Auditor, Certified Information Systems Auditor, Certified in Risk and Information Systems Control, and a Certified Risk Management Auditor. Prior to joining the Bank, Mr. Badger was with Branch Banking and Trust, Wachovia Bank, and the Federal Reserve Bank of Atlanta.

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

Sharon B. Cook has served as chief marketing officer since 2015, having been promoted from first vice president to senior vice president effective January 1, 2020. Ms. Cook oversees the Bank’s corporate communications, marketing, and government and industry relations. Ms. Cook joined the bank in 2008 as a senior marketing communications manager. She was promoted to vice president, director of corporate communications in 2011. Ms. Cook earned an M.B.A. from Brenau University and a B.A. in Journalism and Mass Communications from Georgia State University.

Bryan Delong has served as senior vice president, chief human resources officer, since 2016, having previously served as director of human resources since 2008. Mr. Delong is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, employee development, workforce diversity and inclusion, and human resources compliance. Mr. Delong also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. A 27-year veteran of the Bank, Mr. Delong previously served as the assistant director of human resources with responsibility for managing the Bank’s compensation, benefits, human resources information systems, and employee development programs. Prior to joining the Bank in 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. Mr. Delong holds an M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

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

Melissa V. Hoggatt was appointed senior vice president and chief information officer effective April 20, 2019, having previously served as first vice president and interim chief information officer since December of 2018. Prior to that she was Director of Financial Operations Management from 2014. Ms. Hoggatt joined the Bank in 2012 as the Director of Community Investment Services Production and Compliance Operations. Ms. Hoggatt received a B.S. in Psychology from the University of Alabama and her Executive MBA from Georgia State University.

Annette Hunter was appointed director of business operations effective November 1, 2019, having previously served as director of accounting operations since 2006. In that role, Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances and purchased mortgage portfolios, as well as financial operations management. Ms. Hunter was promoted from first vice president to senior vice president in 2015. Ms. Hunter joined the Bank in 2002 as manager of derivative and investment operations. Prior to joining the Bank, she served in various managerial accounting roles at Mirant Corporation, Louis Dreyfus Energy Corporation and Continental Hydraulic Hose. Ms. Hunter earned a B.S. in Business Administration from The Ohio State University and an M.B.A. from Kennesaw State University. She is a certified public accountant.

Haig H. Kazazian, III was appointed chief financial officer effective November 1, 2019, having previously served as treasurer since 2013. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product development in 2001, first vice president in 2005, manager of national accounts and capital markets trading in 2009, and manager of treasury analysis and national accounts sales and trading in 2011, and senior vice president in 2014. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

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

Leslie H. Schreiner has served as first vice president, director of diversity and inclusion, since July 2018. She is responsible for the oversight and implementation of the Bank’s Diversity and Inclusion Program. From 2016 to 2018, she served as Director of Strategic Planning and Accounting Services, responsible for the Bank’s strategic planning and budgeting process, business intelligence initiatives, as well as accounts payable, fixed assets and expense reimbursement. Ms. Schreiner joined the Bank in 2007 as Director of Accounting Automation and Technical Compliance. Prior to joining the Bank, she held various senior accounting roles with Resources Global, Primis and Information America. Leslie earned a B.A. in Accounting from University of Georgia and M.B.A in Finance from Georgia State University. She is a certified public accountant and certified diversity professional.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2019 compensation program for:

•	the chief executive officer,

•	the two executive officers who served as chief financial officer during 2019, and

•	the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2019.
These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2019 are identified in the following table.

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Haig H. Kazazian, III(1)	Senior Vice President and Chief Financial Officer
Kirk R. Malmberg(2)	Executive Vice President and Chief Operating Officer
Reginald T. O’Shields(3)	Executive Vice President and General Counsel, Chief Compliance and Ethics Officer
Robert S. Kovach	Senior Vice President and Chief Credit Officer
Robert F. Dozier, Jr.(4)	Former Executive Vice President and Chief Business Officer
(1) Mr. Kazazian was appointed Chief Financial Officer effective November 1, 2019.
(2) Mr. Malmberg served as Chief Financial Officer until October 31, 2019.
(3) Mr. O’Shields was promoted to Executive Vice President effective January 1, 2020. Certain compensation disclosures reflect his position as Senior Vice President during 2019.
(4) Mr. Dozier retired on December 31, 2019.

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

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). The named executive officers’ ICP awards and Deferred Incentive are subject to adjustment or forfeiture in certain events as described below under “2019 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

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

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Willis Towers Watson to provide assistance in evaluating the Bank’s executive compensation programs for 2019. Willis Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considered (1) the median and 75th percentiles for base pay, bonus pay, and total cash compensation at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at certain comparable commercial banks and financial services organizations. The board also considered the retirement benefits for certain comparable commercial banks. The companies that were included in the peer groups for 2019 are listed below in “Compensation Decisions in 2019 — Overview.” The board used this data to assess competitive levels of compensation for the Bank’s executives and did not target any named executive officer’s compensation to a specific percentile of such executive officer’s comparable position in the peer groups.

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

In addition, Finance Agency Advisory Bulletin 2009-AB-02 established five principles for executive compensation by the FHLBanks and the Office of Finance:

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

Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2019.

Compensation Decisions for 2019
Overview
The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•	achievement of performance objectives for 2019 as determined by the board;

•	fulfillment of the Bank’s public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank’s 2019 financial results.

Base Salary

In determining the base salary for Messrs. McMullan, Malmberg, O’Shields, Kovach and Dozier the board considered data developed by Willis Towers Watson regarding the cash compensation provided by a combination of three different groups:

(1) the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations (FHLB Peers):

• FHLBank Boston	• FHLBank New York
• FHLBank Chicago	• FHLBank Pittsburgh
• FHLBank Cincinnati	• FHLBank San Francisco
• FHLBank Des Moines

(2) the following commercial banks with assets between $20 billion and $65 billion, plus two additional commercial bank with assets of $71.6 and $104.2 billion that had historically been included in the commercial bank peer group (Commercial Bank Peers):

• Associated Banc-Corp	• Huntington Bancshares
• City National Bank	• Iberia Bank
• Comerica	• People’s Bank
• Commerce Bancshares	• Synovus Financial Corporation
• EverBank	• UMB Financial
• First Citizens Bank	• Webster Bank

The median asset size for the Commercial Bank Peers was $30.9 billion.

and (3) the following financial services organizations with assets generally between $20 billion and $65 billion, plus four additional financial services organizations with assets between $68 billion and $167 billion (Financial Service Peers):

• Alliance Data Systems	• Great American Insurance
• Anthem	• Huntington Bancshares
• Associated Banc-Corp	• Iberia Bank
• Centene	• People’s Bank
• Chubb	• Reinsurance Group of America (RGA)
• Cigna	• Synovus Financial Corporation
• City National Bank	• TD Ameritrade
• CNO Financial	• UMB Financial
• Comerica	• Unum
• Commerce Bancshares	• Visa
• Cullen Frost Bankers	• Webster Bank
• EverBank
• First Citizens Bank

The median asset size for the Financial Service Peers was $36.6 billion.

Given that the CEO looked to the executive vice presidents (Messrs. Malmberg and Dozier) to collectively execute the role of Chief Operating Officer, Willis Towers Watson developed blended market rates for them that reflected 33 percent Chief Operating Officer and 67 percent role specific market data.

The board considered data from the FHLB Peers for Messrs. McMullan, Malmberg, O’Shields, Kovach and Dozier, including certain job matching premiums to more accurately compare functional responsibilities. In addition, the board considered data from the Commercial Bank Peers for Messrs. McMullan, Malmberg, O’Shields and Dozier, and from the Financial Service Peers for Messrs. Malmberg, Kovach and Dozier.

According to the data provided to the board by Willis Towers Watson,

•	Mr. McMullan’s salary was below the median base salary for the presidents of the FHLB Peers as well as the Commercial Bank Peers;

•	Mr. Malmberg’s base salary was below the median base salaries for chief financial officers of the FHLB Peers, Financial Service Peers as well as the Commercial Bank Peers;

•	Mr. O’Shields’ salary was below the median base salary for the general counsels of the FHLB Peers as well as the Commercial Bank Peers;

•	Mr. Kovach’s salary was above the median base salary for chief credit officers of the FHLB Peers as well as the Financial Service Peers; and

•	Mr. Dozier’s base salary was below the median base salaries for comparable positions of the FHLB Peers, Financial Service Peers as well as the Commercial Bank Peers;

After reviewing the Bank’s performance and the performance of each of Messrs. McMullan, Malmberg, O’Shields, Kovach, and Dozier during fiscal year 2018, the board set:

•	Mr. McMullan’s base salary for 2019 at $935,000, which was an increase of 12.0 percent from 2018;

•	Mr. Malmberg’s base salary for 2019 at $545,000, which was an increase of 4.81 percent from 2018;

•	Mr. O’Shield’s base salary for 2019 at $372,750, which was an increase of 5.00 percent from 2018;

•	Mr. Kovach’s base salary for 2019 at $415,000, which was an increase of 2.47 percent from 2018 and

•	Mr. Dozier’s base salary for 2019 at $525,000, which was an increase of 5.00 percent from 2018.

In determining the base salary for Mr. Kazazian, the CEO considered the cash compensation for comparable positions at all of the FHLBanks. According to this data, Mr. Kazazian’s base salary was in line with the median base salary for comparable positions at the other FHLBanks. Following this review, and after consideration of his performance during fiscal year 2018 and the CEO’s recommendation, the board determined to increase Mr. Kazazian’s base salary for 2019 to $366,000, which represented a 4.57 percent increase from 2018.

Incentive Compensation

The following table presents the 2019 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2019 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice Presidents	35.00	60.00	85.00
Senior Vice Presidents	30.00	50.00	70.00

For 2019, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2019. A description of each of the performance metrics, and the performance against such metrics in 2019, is provided following the tables.

2019 Weights and Awards

President and Chief Executive Officer
(Mr. McMullan)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	17.00	25.50	34.00
Risk Management - Risk Appetite	33.00	16.50	24.75	33.00
Risk Management - ROE Spread to 3-Month LIBOR	33.00	16.50	24.75	33.00
Total	100.00	50.00	75.00	100.00

Executive Vice President
(Messrs. Malmberg and Dozier)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	11.90	20.40	28.90
Risk Management - Risk Appetite	33.00	11.55	19.80	28.05
Risk Management - ROE Spread to 3-Month LIBOR	33.00	11.55	19.80	28.05
Total	100.00	35.00	60.00	85.00

Senior Vice President
(Messrs. Kazazian, Kovach and O’Shields)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	7.50	12.50	17.50
Risk Management - Risk Appetite	25.00	7.50	12.50	17.50
Risk Management - ROE Spread to 3-Month LIBOR	25.00	7.50	12.50	17.50
Individual and Team Goals	25.00	7.50	12.50	17.50
Total	100.00	30.00	50.00	70.00

The Shareholder Focus - Shareholder Activity goal measures the increase in the number of products and services utilized by members during 2019. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2019, over a product utilization baseline established as of December 31, 2018. The performance goals were 3.98 percent product utilization increase at threshold (1,909), 8.01 percent increase at target (1.983), and 15.63 percent increase at maximum (2,123). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. As of December 31, 2019, the Bank achieved a shareholder activity performance score of 2,137, representing an increase of 16.39 percent over the 2019 baseline. Based on 2019 performance, the board awarded the maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. As of December 31, 2019, the Bank achieved a risk appetite performance score of 98.48 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the Bank’s ROE amount in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. For 2019, the performance goals were 275 basis points (threshold), 285 basis points (target), and 305 basis points (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall Bank-wide basis. In 2019, the Bank’s ROE spread to average three-month LIBOR was 278 basis points. Based upon that calculation, the board awarded between threshold and target level for this goal.

In 2019, the board of directors did not establish individual performance award opportunities for the Bank’s president and executive vice presidents. Individual goals for Mr. Kovach, Mr. O’Shields, and Mr. Kazazian focused on information technology initiatives, diversity and inclusion, compliance, and risk management. Based upon performance in 2019, Mr. Kovach, Mr. O’Shields and Mr. Kazazian were awarded the maximum level for these goals.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2019 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	34.00	30.49	18.98	—	83.47	Target-Max	$780,414	$390,207
Haig H. Kazazian, III	17.50	15.98	9.00	17.50	59.98	Target-Max	219,527	109,763
Kirk R. Malmberg	28.90	25.54	14.03	—	68.47	Target-Max	373,144	186,572
Robert F. Dozier, Jr.(1)	—	—	—	—	—	N/A	—	—
Robert S. Kovach	17.50	15.98	9.00	17.50	59.98	Target-Max	248,917	124,459
Reginald T. O'Shields	17.50	15.98	9.00	17.50	59.98	Target-Max	223,575	111,788
____________
(1) Mr. Dozier retired on December 31, 2019 and in accordance with the terms of the Bank’s incentive compensation plan, did not receive an incentive award for 2019.

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2021-2023) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2021	1/3 of balance (± 1-year return)
2022	1/2 of balance (± 2-year return)
2023	Remaining balance (± 3-year return)

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

To ensure continued focus on the Bank’s Diversity and Inclusion Plan, the 2019 ICP provides that annual incentive awards to the named executive officers may be reduced by up to 10 percent to the extent that the board of directors, in its sole discretion, determines that certain Bank-wide activity goals related to workforce development, outreach to diverse vendors, and engagement with diverse shareholders have not been achieved.

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

If a named executive officer’s employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including the Deferred Incentive) will be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits
The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit, defined contribution, and deferred compensation plans. These plans are described in more detail below in the sections entitled “Executive Compensation — Pension Benefits” and “— Deferred Compensation.”
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
Change in Control Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated Messrs. McMullan, Malmberg and Dozier as eligible to participate in the Severance Plan. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.”

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

BOARD OF DIRECTORS

Richard A. Whaley, Chairman	Robert L. Strickland, Jr., Vice Chairman
Brian E. Argrett	Scott C. Harvard
Travis Cosby, III	Jonathan Kislak
Suzanne S. DeFerie	LaSalle D. Leffall, III
R. Thornwell Dunlap, III	Kim C. Liddell
F. Gary Garczynski	Garrett S. Richter
William C. Handorf	John B. Rucker

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2019, 2018, and 2017. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2019 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2019	$935,000	$100	$822,604	$4,404,577	$79,758	$6,242,039
	2018	835,000	2,100	858,804	941,627	75,881	2,713,412
	2017	816,000	100	833,345	2,409,977	74,001	4,133,423
Haig H. Kazazian, III Senior Vice President and Chief Financial Officer	2019	366,000	100	232,009	1,517,000	22,847	2,137,956

Kirk R. Malmberg Executive Vice President and Chief Operating Officer	2019	545,000	100	394,920	1,949,176	37,052	2,926,248
	2018	520,000	100	451,668	548,299	36,343	1,556,410
	2017	508,000	100	422,788	1,008,531	35,736	1,975,155
Robert F. Dozier, Jr.(1) Executive Vice President and Chief Business Officer	2019	525,000	—	—	263,515	1,000,421	1,788,936
	2018	500,000	100	434,257	88,046	115,073	1,137,476
	2017	488,000	100	406,101	105,000	108,482	1,107,683
Robert S. Kovach Senior Vice President and Chief Credit Officer	2019	415,000	100	263,473	553,000	25,206	1,256,779
	2018	405,000	100	293,004	—	25,996	724,100
	2017	399,800	100	291,721	323,000	24,252	1,038,873
Reginald O'Shields Executive Vice President and General Counsel, Chief Compliance and Ethics Officer	2019	372,750	100	236,286	905,000	22,521	1,536,657
	2018	355,000	21,600	256,716	135,000	23,168	791,484

__________
(1) Mr. Dozier retired on December 31, 2019
(2)The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g).
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2019, 2018, and 2017 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2019 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 21, 2020. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2019: $42,190 for Mr. McMullan, $12,482 for Mr. Kazazian, $21,776 for Mr. Malmberg, $14,556 for Mr. Kovach, and $12,711 for Mr. O’Shields.
(4) The amounts in column (f) reflect the sum of (i) the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2019 Pension Benefits table, and (ii) all “above market” earnings earned under the Bank’s non-qualified DCPs. Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2019 above-market amounts for Mr. McMullan, Mr. Malmberg, and Mr. Dozier were $44,577, $8,176, and $514, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(5) The amounts in column (g) for 2019 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other (5)	Total
W. Wesley McMullan	$15,104	$40,996	$23,615	$43	$—	$79,758

Haig H. Kazazian, III	16,800	5,160	844	43	—	22,847

Kirk R. Malmberg	16,800	15,900	4,309	43	—	37,052

Robert F. Dozier, Jr.	28,000	84,412	6,759	—	881,250	1,000,421

Robert S. Kovach	5,746	19,154	263	43	—	25,206

Reginald T. O'Shields	6,021	16,344	113	43	—	22,521
____________
(1) The Bank provided Mr. Dozier with $16,800 in matching 401(k) contributions and $11,200 in automatic 401(k) contributions.
(2) The Bank provided Mr. Dozier with $84,412 in DC BEP contributions as described in the Deferred Compensation discussion.
(3) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. McMullan reimbursement for guest travel to certain business functions, certain activities at business functions, an airline program membership, and a $1,500 per month car allowance. The Bank provided Mr. Malmberg, Mr. Kazazian, Mr. Kovach, and Mr. O’Shields reimbursement for certain activities at business functions. The Bank provided Mr. Dozier reimbursement for executive health benefits, and Mr. Malmberg reimbursement for an airline program membership. The Bank provided Mr. McMullan, Mr. Malmberg, and Mr. Dozier matching contributions in the Bank’s Once For All charitable giving program.
(4) The tax gross-up amount represents the Bank’s payment of withholding taxes on the $100 employee appreciation bonus provided to all employees of the Bank.
(5) The amount in this column represents a severance payment to Mr. Dozier pursuant to the Agreement and Release, dated September 12, 2019, between the Bank and Robert Dozier, upon the satisfaction of certain conditions.

Awards of Incentive Compensation in 2019

The following table provides information concerning each grant of an award to a named executive officer in 2019 under the ICP.

2019 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$467,500	$701,250	$935,000
Haig H. Kazazian, III	109,800	183,000	256,200
Kirk R. Malmberg	190,750	327,000	463,250
Robert F. Dozier, Jr.	183,750	315,000	446,250
Robert S. Kovach	124,500	207,500	290,500
Reginald T. O'Shields	111,825	186,375	260,925
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2019. The actual amounts earned pursuant to the ICP during 2019 are reported under column (e) of the 2019 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2019 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2019, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

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
Mr. McMullan, Mr. Malmberg, Mr. Kazazian, and Mr. O’Shields participate in the Pension Plan on these terms because they were hired on or before July 1, 2005. Each of them has attained eligibility for immediate early retirement.

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, and by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available, except for Mr. Kovach. Mr. Kovach, who was hired in 2010, participates in the Pension Plan under these terms and has attained eligibility for immediate early retirement. He is eligible to receive a lump sum payment due to his prior service at FHLBank Pittsburgh.

Employees hired on or after March 1, 2011

The Pension Plan was closed to new participants effective March 1, 2011. Accordingly, Mr. Dozier did not participate in the Pension Plan.

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

All of the named executive officers participate in the DBEP. Mr. Dozier participated solely in the DBEP because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participated in the DBEP to the same extent as if he were participating in the Pension Plan (as if he was an employee hired between July 1, 2005, and February 28, 2011).

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

2019 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Pension Plan	30.00	$2,358,000	$—
	DBEP	30.00	14,222,000	—
Haig H. Kazazian, III	Pension Plan	27.25	2,087,000	—
	DBEP	27.25	2,621,000	—
Kirk R. Malmberg (2)	Pension Plan	22.83	1,988,000	—
	DBEP	22.83	5,284,000	—
Robert F. Dozier, Jr. (3)	Pension Plan	—	—	—
	DBEP	7.50	670,000	—
Robert S. Kovach (2)	Pension Plan	30.00	1,704,000	—
	DBEP	30.00	769,000	—
Reginald T. O'Shields	Pension Plan	16.58	1,055,000	—
	DBEP	16.58	1,535,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2019, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 3.22 percent discount rate; a 2.43 percent discount rate was used to calculate benefits under the DBEP.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago and for Mr. Kovach include 23.8 years credited for prior service earned while employed by FHLBank Pittsburgh. The incremental value of this prior service, as valued in the Bank’s DBEP, using the methodology described in note 1, is $931,000 for Mr. Malmberg and $534,000 for Mr. Kovach.
(3) As noted above, Mr. Dozier was not eligible to participate in the Pension Plan.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective deferred compensation plan (DCP). Additionally, each named executive officer is also eligible to participate in the Bank’s consolidated non-qualified Benefit Equalization Plan (BEP). The BEP includes both a defined contribution component (DCBEP) described below and a defined benefit component (DBEP) described above. Directors are eligible to participate in the DCP but are not eligible to participate in the BEP.

The DCP permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank’s 401(k) Plan. DCP participants also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the DCP may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the DCP. Mr. McMullan, Mr. Malmberg, and Mr. Dozier participated in the DCP for the year ended December 31, 2019.
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

The following table presents compensation earned and deferred in 2019, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2019 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
W. Wesley McMullan	$448,404	$40,996	$327,435	$—	$3,173,078
Haig H. Kazazian, III	—	5,160	7,455	—	36,342
Kirk R. Malmberg	84,000	15,900	355,761	—	1,830,521
Robert F. Dozier, Jr.	54,890	84,412	70,549	—	406,122
Robert S. Kovach	99,500	19,154	350,237	—	1,636,557
Reginald T. O'Shields	55,550	16,344	119,867	—	617,530
____________
(1) Amounts under column (b) are included in salary reported for 2019 in column (c) of the 2019 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2019 in column (g) of the 2019 Summary Compensation Table.
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
Mr. McMullan’s Employment Agreement provides that upon the Bank’s termination of his employment for any reason other than “cause,” or upon Mr. McMullan’s termination of his employment for “good reason,” the Bank will pay a total of one year’s base salary in effect at the date of termination in a lump sum within 30 days after Mr. McMullan executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan’s incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. McMullan was employed that year. The incentive compensation award is based on the Bank’s actual performance for the year in which termination occurs and is payable at the time such incentive compensation awards are paid to other senior executives. In addition, Mr. McMullan is entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement.
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
The following table presents information about potential payments to Mr. McMullan under his Employment Agreement in the event his employment had terminated on December 31, 2019 and a change in control of the Bank had not occurred. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2019 ICP Award	Deferred Incentive for Prior Periods (1)	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	780,414	871,863	935,000	51,220	—	—	2,638,497
Resignation For Good Reason	780,414	871,863	935,000	51,220	—	—	2,638,497
____________
(1) Mr. McMullan has reached a combination of age and years of service to the Bank totaling at least 70.
Pursuant to the Agreement and Release, dated September 12, 2019, between the Bank and Robert Dozier, Mr. Dozier was entitled to a severance payment of $881,250 upon the satisfaction of certain conditions. Mr. Dozier satisfied those conditions and was paid $881,250 on January 17, 2020. None of the other executive officers had a severance arrangement with the Bank in 2019.
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
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board designated Messrs. McMullan, Malmberg, and Dozier as participants in the Severance Plan.
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

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Messrs. McMullan, Malmberg, and Dozier executed a participation agreement to become participants in the Severance Plan, effective January 1, 2017.

The following table presents information about potential payments to Messrs. McMullan, Malmberg and Dozier under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on December 31, 2019. None of Messrs. McMullan, Malmberg and Dozier would be entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Qualified Termination Following a Change in Control(1)

Cause	2019 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance	Total
W. Wesley McMullan	$780,414	$2,337,500	$51,220	$7,500	$3,176,634
Kirk R. Malmberg	373,144	953,750	38,315	7,500	1,372,709
Robert F. Dozier, Jr.(2)	359,452	918,750	38,315	7,500	1,324,017
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control.
(2) Mr. Dozier retired on December 31, 2019. His retirement would not have constituted a Qualifying Termination under the Severance Plan

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. McMullan, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2019 by examining the 2019 base pay for all 314 individuals, excluding the CEO, who were employed by the Bank on December 1, 2019 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2019). The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2019 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2019, the Bank’s median employee total annual compensation was $209,240; the CEO’s total annual compensation was $6,242,039; and the ratio of CEO to median employee compensation was 29.8 to 1.
Under the SEC’s rules and guidance, there are numerous ways to determine the median employee for purposes of calculating the pay ratio, and companies may differ in the methods they use, including the employee population sampled, the elements of pay and benefits used, any assumptions made and the use of statistical sampling. In addition, no two companies have identical employee populations or compensation programs, and pay, benefits and retirement plans differ by country even within the same company. As such, the Bank’s pay ratio may not be comparable to the pay ratio reported by other companies.

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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; in 2019, these expenses totaled $22,647 in the aggregate.
During 2019, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.

2019 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$130,000
Vice Chairman of the Board	120,000
Chairman of the Audit Committee	115,000
Other Committee Chairmen (excluding Audit and Executive)	110,000
All Other Directors	100,000
Under the 2019 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 17, 2018 and ended January 24, 2019 (the last day of the first scheduled in-person board meeting for 2019). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 9, 2019 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2019 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity for each director. No increase could exceed the applicable annual compensation cap.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2019.

2019 Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c) (1)	All Other Compensation (d)	Total (e)
Brian E. Argrett	$110,000	$662	*	$110,662
Travis Cosby, III	115,000	—	*	115,000
Suzanne S. DeFerie	110,000	—	*	110,000
R. Thornwell Dunlap, III	110,000	—	*	110,000
F. Gary Garczynski	100,000	—	*	100,000
William C. Handorf	100,000	—	*	100,000
Scott Harvard	100,000	—	*	100,000
Jonathan Kislak	100,000	—	*	100,000
LaSalle D. Leffall, III	100,000	—	*	100,000
Kim C. Liddell	110,000	—	*	110,000
John B. Rucker	110,000	6,178	*	116,178
Robert L. Strickland, Jr.	120,000	—	*	120,000
Richard A. Whaley	130,000	3,368	*	133,368
Garrett S. Richter	100,000	—	*	100,000
____________
(1) Directors are eligible to participate in the Bank’s DCP. Directors Argrett, Dunlap, Rucker, and Whaley elected to defer compensation for 2019. The amounts in column (c) represent “above market” earnings.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, guest travel, certain activities at business functions, and matching contributions under the Bank’s Once For All charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.
In September 2019, the board of directors approved the 2020 Directors’ Compensation Policy, which is similar to the 2019 policy, with the same annual compensation limits as the 2019 policy, except that the compensation limit for the chairman of the board position was increased to $140,000.

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2019	$3,257	$1,048	$470	$209	$4	$1	$4,989
December 31, 2018	3,656	1,167	469	191	3	1	5,487
December 31, 2017	3,346	1,233	445	128	2	1	5,155
December 31, 2016	3,393	1,100	366	94	2	1	4,956
December 31, 2015	3,557	1,094	368	81	1	14	5,115

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 29, 2020.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Truist Bank	9,694,175	19.85
200 W 2nd Street
Winston Salem, 27104
Bank of America, National Association	5,253,649	10.76
100 North Tryon Street
Charlotte, NC 28255
Navy Federal Credit Union	4,042,762	8.28
820 Follin Lane
Vienna, VA 22180
TIAA, FSB	3,680,050	7.54
501 Riverside Avenue
Jacksonville, FL 32202

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 29, 2020.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
First Bank	Southern Pines, NC	157,885	0.32
First Florida Integrity Bank	Naples, FL	13,116	0.03
Community Bankers' Bank	Midlothian, VA	8,449	0.02
First Bank	Strasburg, VA	7,753	0.02
Citizens Bank of Americus	Americus, GA	6,287	0.01
City First Bank of D.C., National Association	Washington, DC	4,792	0.01
First Community Bank of Central Alabama	Wetumpka, AL	4,212	0.01
Countybank	Greenwood, SC	4,076	0.01
1880 Bank	Cambridge, MD	3,440	0.01

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed (or accrued) to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2019	2018
Audit fees(1)	$829	$802
Audit-related fees(2)	94	50
All other fees(3)	3	3
Total fees	$926	$855
____________
(1) Audit fees and expenses for the years ended December 31, 2019 and 2018 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2019 and 2018 were for certain FHLBank System assurance and related services, certain costs related to the adoption of newly issued accounting guidance, costs related to the Bank’s implementation of a new data warehouse system, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2019 and 2018 relate to the annual license for PwC’s accounting research software and disclosure checklist.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $67,405 and $64,292 in 2019 and 2018, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2019 and 2018.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2019 and 2018, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2019 and 2018
Statements of Income for the Years Ended December 31, 2019, 2018, and 2017
Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017
Statements of Capital Accounts for the Years Ended December 31, 2019, 2018, and 2017
Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017
Notes to Financial Statements

(b)	Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Exhibit	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	3.1	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 31, 2019).	8-K	3.1	10/31/19
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	99.2	8/5/11
4.2	Description of the Bank’s Capital Stock.
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*	10-K	10.1	3/8/18
10.2	Amendment One to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan.*	8-K	10.1	1/28/20
10.3	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	10.1	1/9/09
10.4	Form of Officer and Director Indemnification Agreement.*	10-12G	10.5	3/17/06
10.5	Federal Home Loan Bank of Atlanta 2020 Directors’ Compensation Policy.*
10.6	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012).*	10-K	10.8	3/23/12
10.7	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan.*	10-K	10.6	3/14/14
10.8	Agreement and Release, dated September 12, 2019, between the Bank and Robert Dozier.*	10-Q	10.1	11/8/19
10.9	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.	10-K	10.7	3/9/17
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	10.8	3/9/17
10.11	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	99.1	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	March 5, 2020	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 5, 2020	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 5, 2020	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III
Title: Senior Vice President and Chief Financial Officer

Date:	March 5, 2020	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 5, 2020	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Chair of the Board of Directors

Date:	March 5, 2020	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Vice Chair of the Board of Directors

Date:	March 5, 2020	By /s/ Brian E. Argrett
Name: Brian E. Argrett
Title: Director

Date:	March 5, 2020	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 5, 2020	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 5, 2020	By /s/ R. Thornwell Dunlap, III
Name: Thornwell Dunlap, III
Title: Director

Date:	March 5, 2020	By /s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Director

Date:	March 5, 2020	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 5, 2020	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 5, 2020	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 5, 2020	By /s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 5, 2020	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 5, 2020	By /s/ Garrett S. Richter
Name: Garrett S. Richter
Title: Director

Date:	March 5, 2020	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director