Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Atlanta
filed 2020-05-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2020 was 56,645,411.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2020	As of December 31, 2019
Assets
Cash and due from banks	$4,247	$911
Interest-bearing deposits (including deposits with other FHLBanks of $5 as of March 31, 2020 and December 31, 2019)	3,322	3,810
Securities purchased under agreements to resell	—	8,800
Federal funds sold	17,945	9,826
Investment securities:
Trading securities	1,563	1,558
Available-for-sale securities (amortized cost of $0 and $643 as of March 31, 2020 and December 31, 2019, respectively)	—	684
Held-to-maturity securities (fair value of $23,476 and $25,903 as of March 31, 2020 and December 31, 2019, respectively)	23,599	25,939
Total investment securities	25,162	28,181
Advances	137,037	97,167
Mortgage loans held for portfolio, net of allowance for credit losses of $1 as of March 31, 2020 and December 31, 2019	281	296
Accrued interest receivable	205	259
Derivative assets	989	380
Other assets	204	227
Total assets	$189,392	$149,857
Liabilities
Interest-bearing deposits	$1,766	$1,492
Consolidated obligations, net:
Discount notes	96,490	52,134
Bonds	81,856	88,503
Total consolidated obligations, net	178,346	140,637
Mandatorily redeemable capital stock	1	1
Accrued interest payable	158	212
Affordable Housing Program payable	95	89
Derivative liabilities	10	7
Other liabilities	198	256
Total liabilities	180,574	142,694
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10 and 9 as of March 31, 2020 and December 31, 2019, respectively	935	899
Subclass B2 issued and outstanding shares: 57 and 41 as of March 31, 2020 and December 31, 2019, respectively	5,717	4,089
Total capital stock Class B putable	6,652	4,988
Retained earnings:
Restricted	559	537
Unrestricted	1,626	1,616
Total retained earnings	2,185	2,153
Accumulated other comprehensive (loss) income	(19)	22
Total capital	8,818	7,163
Total liabilities and capital	$189,392	$149,857

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2020	2019
Interest income
Advances	$419	$656
Interest-bearing deposits	15	28
Securities purchased under agreements to resell	27	26
Federal funds sold	40	78
Trading securities	5	1
Available-for-sale securities	3	23
Held-to-maturity securities	130	172
Mortgage loans	4	4
Total interest income	643	988
Interest expense
Consolidated obligations:
Discount notes	211	372
Bonds	342	466
Interest-bearing deposits	5	6
Total interest expense	558	844
Net interest income	85	144
Noninterest income (loss)
Net impairment losses recognized in earnings	—	(1)
Net gains on trading securities	5	1
Net realized gains from sale of available-for-sale securities	82	—
Net realized gains from sale of held-to-maturity securities	3	—
Net losses on derivatives and hedging activities	(6)	(2)
Standby letters of credit fees	7	7
Other	2	2
Total noninterest income	93	7
Noninterest expense
Compensation and benefits	41	20
Other operating expenses	9	9
Federal Housing Finance Agency	3	3
Office of Finance	2	2
Other	3	5
Total noninterest expense	58	39
Income before assessment	120	112
Affordable Housing Program assessment	12	11
Net income	$108	$101

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2020	2019
Net income	$108	$101
Other comprehensive loss:
Reclassification of unrealized gains related to the sale of available-for-sale securities	(41)	—
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	—	(8)
Pension and postretirement benefits	—	1
Total other comprehensive loss	(41)	(7)
Total comprehensive income	$67	$94

The accompanying notes are an integral part of these financial statements.

.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
Issuance of capital stock	20	2,029	—	—	—	—	2,029
Repurchase/redemption of capital stock	(27)	(2,762)	—	—	—	—	(2,762)
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	21	80	101	(7)	94
Cash dividends on capital stock	—	—	—	(85)	(85)	—	(85)
Balance, March 31, 2019	48	$4,753	$484	$1,642	$2,126	$44	$6,923

Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163
Issuance of capital stock	37	3,702	—	—	—	—	3,702
Repurchase/redemption of capital stock	(20)	(2,036)	—	—	—	—	(2,036)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income (loss)	—	—	22	86	108	(41)	67
Cash dividends on capital stock	—	—	—	(76)	(76)	—	(76)
Balance, March 31, 2020	67	$6,652	$559	$1,626	$2,185	$(19)	$8,818

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$108	$101
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2	(53)
Net change in derivative and hedging activities	(1,018)	(295)
Net change in fair value adjustment on trading securities	(5)	(1)
Net impairment losses recognized in earnings	—	1
Net realized gains from sale of available-for-sale securities	(82)	—
Net realized gains from sale of held-to-maturity securities	(3)	—
Net change in:
Accrued interest receivable	54	34
Other assets	22	25
Affordable Housing Program payable	5	3
Accrued interest payable	(54)	14
Other liabilities	(23)	(25)
Total adjustments	(1,102)	(297)
Net cash used in operating activities	(994)	(196)
Investing activities
Net change in:
Interest-bearing deposits	(502)	3,369
Securities purchased under agreements to resell	8,800	(750)
Federal funds sold	(8,119)	(3,797)
Loans to other FHLBanks	—	500
Trading securities:
Purchases of long-term	—	(999)
Available-for-sale securities:
Proceeds from sales	726	—
Proceeds from principal collected	—	48
Held-to-maturity securities:
Proceeds from sales	195	—
Proceeds from principal collected	3,044	891
Purchases of long-term	(930)	(1,196)
Advances:
Proceeds from principal collected	83,012	99,457
Made	(121,387)	(81,655)
Mortgage loans:
Proceeds from principal collected	15	14
Proceeds from sale of foreclosed assets	1	—
Purchases of premises, equipment, and software	(1)	—
Net cash (used in) provided by investing activities	(35,146)	15,882

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2020	2019
Financing activities
Net change in interest-bearing deposits	251	3
Net payments on derivatives containing a financing element	(1)	—
Proceeds from issuance of consolidated obligations:
Discount notes	175,309	274,674
Bonds	32,434	13,719
Payments for debt issuance costs	(5)	(4)
Payments for maturing and retiring consolidated obligations:
Discount notes	(130,976)	(279,491)
Bonds	(39,124)	(23,734)
Proceeds from issuance of capital stock	3,702	2,029
Payments for repurchase/redemption of capital stock	(2,036)	(2,762)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	—
Cash dividends paid	(76)	(85)
Net cash provided by (used in) financing activities	39,476	(15,651)
Net increase in cash and due from banks	3,336	35
Cash and due from banks at beginning of the period	911	35
Cash and due from banks at end of the period	$4,247	$70
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$609	$871
Affordable Housing Program assessment, net	$6	$8
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$2	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending 2020, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, which are contained in the Bank’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2020 (Form 10-K).

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting arrangements or by operation of law. Additional information regarding derivative instruments is provided in Note 11—Derivatives and Hedging Activities to the Bank’s interim financial statements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2019 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2020, except for policy updates related to new accounting guidance pertaining to the measurement of credit losses on financial instruments which is described below.

Beginning on January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2019 audited financial statements for information on the prior accounting treatment.

Interest-bearing Deposits, Securities Purchased under Agreements to resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of March 31, 2020. These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. The Bank did not have any securities purchased under agreements to resell as of March 31, 2020.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of March 31, 2020

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

and December 31, 2019. No allowance for credit losses was recorded for these assets as of March 31, 2020 and December 31, 2019. The carrying values of interest-bearing deposits excludes accrued interest receivable that was not material as of March 31, 2020 and December 31, 2019. The carrying values of federal funds sold excludes accrued interest receivable of $3 and $10 as of March 31, 2020 and December 31, 2019, respectively.

Held-to-maturity Securities. Securities that the Bank has both the ability and intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the held-to-maturity security carrying value.

The Bank’s held-to-maturity securities consist of U.S. agency obligations, government-sponsored enterprise debt obligations, state or local housing agency debt obligations, and MBS issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchase securities considered investment quality. All of these investments were rated double-A, or above, by a NRSRO as of March 31, 2020, based on the lowest long-term credit rating for each security.

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Advances. Advances are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program and Economic Development and Growth Enhancement Program), net deferred fees or costs, and fair value hedge adjustments. Accrued interest receivable is recorded separately on the Statements of Condition. The advances are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2019 audited financial statements for details on the allowance methodologies related to advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, fair value hedge adjustments on loans initially classified as mortgage loan commitments, and direct write-downs. Accrued interest receivable is recorded separately on the Statements of Condition. The Bank performs at least quarterly an assessment of its mortgage loans held for portfolio to estimate expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. If a loan was purchased at a discount, the discount does not offset the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank write-off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status. Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2019 audited financial statements for details on the allowance methodologies related to mortgage loans.

Off-Balance Sheet Credit Exposures. The Bank evaluates its off-balance sheet credit exposure on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding credit loss expense (or reversal of credit loss expense).

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of March 31, 2020.

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
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This guidance replaces the incurred loss impairment methodology in current generally accepted accounting principles in the United States of America (GAAP) with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
		January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	March 12, 2020 through December 31, 2022	The Bank is in the process of evaluating this guidance and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance amends the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	December 31, 2020 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of March 31, 2020	As of December 31, 2019
U.S. Treasury obligations	$1,501	$1,499
Government-sponsored enterprises debt obligations	62	59
Total	$1,563	$1,558

The following table presents net gains on trading securities.

	For the Three Months Ended March 31,
	2020	2019
Net gains on trading securities held at period end	$5	$1

Note 4—Available-for-sale Securities

During the three-months ended March 31, 2020, the Bank sold all of its available-for-sale private-label mortgage-backed securities (MBS). Proceeds from the sale of the available-for-sale private-label MBS totaled $726, which resulted in a net realized gain of $82 determined by the specific identification method. There were no sales during the three-months ended March 31, 2019.

Major Security Type. The following table presents information on private-label residential MBS that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2020	$—	$—	$—	$—	$—
As of December 31, 2019	$643	$(1)	$42	$—	$684
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2020	—	$—	$—	—	$—	$—	—	$—	$—
As of December 31, 2019	4	$14	$—	2	$3	$(1)	6	$17	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2020	$—	$—	$—	$—	$—
As of December 31, 2019	$456	$—	$31	$—	$487

____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 5—Held-to-maturity Securities

During the three-months ended March 31, 2020, for strategic, economic and operational reasons, the Bank sold all of its held-to-maturity private-label MBS. The amortized cost of the held-to-maturity private-label MBS sold was $192. Proceeds from the sale of the held-to-maturity private-label MBS totaled $195, which resulted in a net realized gain of $3. For each of the held-to-maturity securities which were sold, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition due to prepayments or scheduled prepayments over the term of the security. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the three-months ended March 31, 2019.

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2020				As of December 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	3,575	7	(1)	3,581	4,497	7	—	4,504
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	83	—	—	83	89	—	—	89
Government-sponsored enterprises residential	8,574	43	(64)	8,553	8,642	20	(29)	8,633
Government-sponsored enterprises commercial	11,366	—	(108)	11,258	12,518	—	(34)	12,484
Private-label residential	—	—	—	—	192	1	(1)	192
Total	$23,599	$50	$(173)	$23,476	$25,939	$28	$(64)	$25,903

 ____________
(1) Excludes accrued interest receivable of $25 and $27 as of March 31, 2020 and December 31, 2019, respectively.

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

	As of March 31, 2020		As of December 31, 2019
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$890	$890	$1,202	$1,203
Due after one year through five years	2,425	2,428	3,035	3,037
Due after five years through 10 years	201	203	201	204
Due after 10 years	60	61	60	61
Total non-mortgage-backed securities	3,576	3,582	4,498	4,505
Mortgage-backed securities	20,023	19,894	21,441	21,398
Total	$23,599	$23,476	$25,939	$25,903

 ____________
(1) Excludes accrued interest receivable of $25 and $27 as of March 31, 2020 and December 31, 2019, respectively.

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2020	$—	$—	$—	$—
As of December 31, 2019	$65	$—	$—	$65

Note 6—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2020	As of December 31, 2019
Due in one year or less	$82,693	$64,413
Due after one year through two years	8,784	7,421
Due after two years through three years	11,395	5,420
Due after three years through four years	8,100	3,382
Due after four years through five years	10,764	4,778
Due after five years	13,097	11,042
Total par value	134,833	96,456
Deferred prepayment fees	(10)	(9)
Discount on AHP (1) advances	(3)	(3)
Discount on EDGE (2) advances	(2)	(2)
Hedging adjustments	2,219	725
Total (3)	$137,037	$97,167

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $173 and $214 as of March 31, 2020 and December 31, 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of March 31, 2020	As of December 31, 2019
Due or convertible in one year or less	$88,496	$68,520
Due or convertible after one year through two years	9,058	7,437
Due or convertible after two years through three years	11,368	5,319
Due or convertible after three years through four years	8,048	3,342
Due or convertible after four years through five years	10,512	4,529
Due or convertible after five years	7,351	7,309
Total par value	$134,833	$96,456

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2020	As of December 31, 2019
Fixed-rate:
Due in one year or less	$41,548	$36,366
Due after one year	46,865	25,985
Total fixed-rate	88,413	62,351
Variable-rate:
Due in one year or less	41,145	28,047
Due after one year	5,275	6,058
Total variable-rate	46,420	34,105
Total par value	$134,833	$96,456

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $105,912 and $71,769 as of March 31, 2020 and December 31, 2019, respectively. This concentration represented 78.6 percent and 74.4 percent of total advances outstanding as of March 31, 2020 and December 31, 2019, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2020 and December 31, 2019. No advance was past due as of March 31, 2020 and December 31, 2019.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2020	As of December 31, 2019
Medium-term (15 years or less)	$4	$5
Long-term (greater than 15 years)	278	292
Total unpaid principal balance	282	297
Premiums	1	1
Discounts	(1)	(1)
Total mortgage loans held for portfolio (1)	282	297
Allowance for credit losses on mortgage loans	(1)	(1)
Mortgage loans held for portfolio, net	$281	$296

____________
(1) Exclude accrued interest receivable of $1 as of March 31, 2020 and December 31, 2019.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2020	As of December 31, 2019
Conventional mortgage loans	$263	$278
Government-guaranteed or insured mortgage loans	19	19
Total unpaid principal balance	$282	$297

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$1	$1
Provision for credit losses	—	—
Balance, end of period	$1	$1

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans.

	As of March 31, 2020
	Origination Year
	2017	Prior to 2016	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$7	$7
Past due 60-89 days	—	2	2
Past due 90 days or more	—	5	5
Total past due mortgage loans	—	14	14
Current mortgage loans	66	183	249
Total conventional mortgage loans	$66	$197	$263
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of March 31, 2020.

As of December 31, 2019
Payment status, at recorded investment:(1)
Past due 30-59 days	$8
Past due 60-89 days	2
Past due 90 days or more	6
Total past due mortgage loans	16
Current mortgage loans	263
Total conventional mortgage loans	$279
____________
(1) Recorded investment includes accrued interest receivable of $1 as of December 31, 2019.

The following tables present the other delinquency statistics for all mortgage loans.

	As of March 31, 2020
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	1.76%	0.70%	1.69%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$5	$—	$5
____________
(1) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported.
(2) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of March 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for credit losses.

	As of December 31, 2019
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at recorded investment:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	1.96%	0.39%	1.86%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$5	$—	$5
____________
(1) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported.
(2) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2020	As of December 31, 2019
Simple variable-rate	$62,567	$56,938
Fixed-rate	18,956	30,810
Step up/down	260	735
Total par value	$81,783	$88,483

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2020		As of December 31, 2019
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$68,923	0.92	$79,699	1.75
Due after one year through two years	8,729	1.12	4,426	1.90
Due after two years through three years	762	2.15	817	2.32
Due after three years through four years	1,706	2.61	546	2.84
Due after four years through five years	458	2.39	1,635	2.47
Due after five years	1,205	3.74	1,360	3.54
Total par value	81,783	1.04	88,483	1.82
Premiums	14		4
Discounts	(20)		(20)
Hedging adjustments	79		36
Total	$81,856		$88,503

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2020	As of December 31, 2019
Noncallable	$80,318	$76,243
Callable	1,465	12,240
Total par value	$81,783	$88,483

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2020	As of December 31, 2019
Due or callable in one year or less	$69,733	$81,624
Due or callable after one year through two years	8,644	3,746
Due or callable after two years through three years	547	432
Due or callable after three years through four years	1,371	171
Due or callable after four years through five years	298	1,320
Due or callable after five years	1,190	1,190
Total par value	$81,783	$88,483

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2020	$96,490	$96,636	0.86
As of December 31, 2019	$52,134	$52,298	1.64

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2020		As of December 31, 2019
	Required	Actual	Required	Actual
Risk-based capital	$1,663	$8,838	$1,423	$7,142
Total regulatory capital ratio	4.00%	4.67%	4.00%	4.77%
Total regulatory capital (1)	$7,576	$8,838	$5,994	$7,142
Leverage capital ratio	5.00%	7.00%	5.00%	7.15%
Leverage capital	$9,470	$13,256	$7,493	$10,713
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2020 and 2019.

	2020		2019
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$76	5.93	$85	6.47

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$1	$1
Net reclassification from capital during the period	2	—
Repurchase/redemption of mandatorily redeemable capital stock	(2)	—
Balance, end of period	$1	$1

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of March 31, 2020	As of December 31, 2019
Due after two years through three years	$1	$—
Due after three years through four years	—	1
Total	$1	$1

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table presents the components comprising accumulated other comprehensive (loss) income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Noncredit Portion of Other-than-temporary Impairment Losses on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$—	$72	$(21)	$51
Other comprehensive income before reclassifications:
Net change in fair value	—	(9)	—	(9)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	—	1
Amortization of pension and postretirement (1)	—	—	1	1
Net current period other comprehensive (loss) income	—	(8)	1	(7)
Balance, March 31, 2019	$—	$64	$(20)	$44

Balance, December 31, 2019	$—	$41	$(19)	$22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Reclassification from accumulated other comprehensive income to net income:
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Net current period other comprehensive loss	—	(41)	—	(41)
Balance, March 31, 2020	$—	$—	$(19)	$(19)

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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 17—Derivatives and Hedging Activities to the 2019 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2020			As of December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$94,576	$70	$631	$73,637	$71	$221
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	611	11	3	478	5	1
Interest-rate caps or floors	7,083	1	1	7,084	—	—
Total derivatives not designated as hedging instruments	7,694	12	4	7,562	5	1
Total derivatives before netting and collateral adjustments	$102,270	82	635	$81,199	76	222
Netting adjustments and cash collateral (2)		907	(625)		304	(215)
Derivative assets and derivative liabilities		$989	$10		$380	$7
___________
(1) Includes variation margin for daily settled contracts of $1,575 and $503 as of March 31, 2020 and December 31, 2019, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,533 and $543 as of March 31, 2020 and December 31, 2019, respectively. Cash collateral received and related accrued interest was $2 and $25 as of March 31, 2020 and December 31, 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended March 31, 2020
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$419	$(342)	$(211)
Changes in fair value:
Hedged items	$1,505	$(43)	$(25)
Derivatives	(1,514)	50	9
Net changes in fair value	(9)	7	(16)
Net interest settlements on derivatives (1) (2)	(30)	7	12
Amortization/accretion of active hedging relationships	(11)	—	—
Other	2	—	—
Total net interest income effect from fair value hedging relationships	$(48)	$14	$(4)
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Three Months Ended March 31, 2019
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$656	$(466)
Changes in fair value:
Hedged items	$275	$(89)
Derivatives	(271)	85
Net changes in fair value	4	(4)
Net interest settlements on derivatives (1) (2)	21	(18)
Amortization/accretion of active hedging relationships	(6)	—
Other	(1)	—
Total net interest income effect from fair value hedging relationships	$18	$(22)
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

	As of March 31, 2020				As of December 31, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$54,205	$2,209	$10	$2,219	$29,984	$716	$9	$725
Consolidated obligations:
Bonds	14,596	79	—	79	26,348	36	—	36
Discount notes	26,231	25	—	25	17,742	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net losses related to derivatives and hedging activities recorded in noninterest income on the Statements of Income.

	For the Three Months Ended March 31,
	2020	2019
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(6)	$(1)
Interest-rate caps or floors	—	(1)
Total net losses related to derivatives not designated as hedging instruments	(6)	(2)
Net losses on derivatives and hedging activities	$(6)	$(2)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2020 was $10, for which the Bank was not required to post collateral as of March 31, 2020. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $5 of collateral at fair value to its uncleared derivative counterparties as of March 31, 2020.

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

	As of March 31, 2020		As of December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$30	$608	$59	$219
Cleared derivatives	52	27	17	3
Total gross recognized amount	82	635	76	222
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	1	(598)	(47)	(212)
Cleared derivatives	906	(27)	351	(3)
Total gross amounts of netting adjustments and cash collateral	907	(625)	304	(215)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	31	10	12	7
Cleared derivatives	958	—	368	—
Total net amounts after netting adjustments and cash collateral	989	10	380	7
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	11	—	4	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	11	—	4	—
Net unsecured amounts: (1)
Uncleared derivatives	20	10	8	7
Cleared derivatives	958	—	368	—
Total net unsecured amount (1)	$978	$10	$376	$7
____________
(1) The Bank had net credit exposure of $20 and $6 as of March 31, 2020 and December 31, 2019, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2020 and December 31, 2019.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of March 31, 2020 and December 31, 2019.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of December 31, 2019.

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

	As of March 31, 2020
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,501	$—	$—	$1,501
Government-sponsored enterprises debt obligations	—	62	—	—	62
Total trading securities	—	1,563	—	—	1,563
Derivative assets:
Interest-rate related	—	82	—	907	989
Grantor trust (included in Other assets)	64	—	—	—	64
Total assets at fair value	$64	$1,645	$—	$907	$2,616
Liabilities
Derivative liabilities:
Interest-rate related	$—	$635	$—	$(625)	$10
Total liabilities at fair value	$—	$635	$—	$(625)	$10
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

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$684	$865
Total (losses) gains realized and unrealized: (1)
Net realized gains from sale of available-for-sale securities	82	—
Net impairment losses recognized in earnings	—	(1)
Included in other comprehensive loss	(41)	(8)
Accretion of credit losses in net interest income	1	15
Sales	(726)	—
Settlements	—	(48)
Balance, end of period	$—	$823
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank periodically conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for U.S. agency MBS.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2020 and December 31, 2019. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2019.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2020 and December 31, 2019.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2020 and December 31, 2019. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$4,247	$4,247	$4,247	$—	$—	$—
Interest-bearing deposits	3,322	3,322	—	3,322	—	—
Federal funds sold	17,945	17,945	—	17,945	—	—
Trading securities	1,563	1,563	—	1,563	—	—
Held-to-maturity securities	23,599	23,476	—	23,476	—	—
Advances	137,037	137,121	—	137,121	—	—
Mortgage loans held for portfolio, net	281	309	—	309	—	—
Accrued interest receivable	205	205	—	205	—	—
Derivative assets	989	989	—	82	—	907
Grantor trust assets (included in Other assets)	64	64	64	—	—	—
Liabilities:
Interest-bearing deposits	1,766	1,766	—	1,766	—	—
Consolidated obligations, net:
Discount notes	96,490	96,586	—	96,586	—	—
Bonds	81,856	82,318	—	82,318	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	158	158	—	158	—	—
Derivative liabilities	10	10	—	635	—	(625)
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

Note 13—Commitments and Contingencies

Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $996,251 and $885,114 as of March 31, 2020 and December 31, 2019, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2020 and December 31, 2019. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2020 and December 31, 2019.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2020			As of December 31, 2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,422	$23,040	$31,462	$8,532	$23,973	$32,505
Commitments to fund additional advances	70	10	80	—	—	—
Unsettled consolidated obligation bonds, at par (2)	500	—	500	—	—	—
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	2,000	—	2,000
____________

(1)
“Expire Within One Year” includes 13 standby letters of credit for a total of $39 and 13 standby letters of credit for a total of $36 as of March 31, 2020 and December 31, 2019, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $101 and $117 as of March 31, 2020 and December 31, 2019, respectively.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 14—Transactions with Shareholders

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

	As of March 31, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,412	21.22	$32,867	24.38	$—	—
Bank of America, National Association	823	12.37	19,009	14.10	—	0.01
Navy Federal Credit Union	744	11.19	17,159	12.73	—	0.01

	As of December 31, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$760	15.24	$17,537	18.18	$—	—

Note 15—Subsequent Events

On April 30, 2020, the Bank's board of directors approved a cash dividend for the first quarter of 2020. The Bank paid the first quarter 2020 dividend on May 5, 2020 in the amount of $70.

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

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital markets and the U.S. economy, which impact is evolving and unknowable at this time; the interest-rate environment; demand for Bank advances and FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends and repurchase excess capital stock; future classification of securities; the impact of changes in product offerings; the impact of housing reform and other regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, the impact of the COVID-19 pandemic, as well as those risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 5, 2020, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2020 and December 31, 2019, and results of operations for the first quarter of 2020 and 2019. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2019.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. Conditions in the financial markets deteriorated during the first quarter of 2020, primarily due to the global pandemic associated with COVID-19. In response to these market conditions, the Federal Open Market Committee (FOMC) lowered the target range for federal funds from 1.50 percent to 1.75 percent to a target range of 0.00 percent to 0.25 percent. In the weeks before and after the Federal Reserve’s cut in the federal funds target rate, market interest rates declined significantly. Additionally, the Federal Reserve undertook a number of emergency actions in March 2020 to help facilitate liquidity and support stability in the capital markets. In particular, the Federal Reserve substantially increased its provision of liquidity to the repurchase agreements and U.S. Treasury markets through open market operations. The Bank continued to meet its funding needs in response to demand for advances through March 31, 2020.

Operating Status Update

Both the State of Georgia and the City of Atlanta, where the Bank is located, implemented shelter-in-place orders during the COVID-19 pandemic, portions of which are still in place, and the Governor of Georgia declared a public health state of emergency which is currently scheduled to expire on May 13, 2020. As a financial institution, the Bank is part of the nation’s critical infrastructure, has continually operated its business, and has continued to serve as a reliable source of funding for our members. Beginning March 16, 2020, most of the Bank’s employees began working remotely, with operationally critical employees working on site at our offices. While the Bank cannot predict when its full employee base will return to work in our offices, the Bank expects to initiate a phased-in employee return to the Bank’s offices no earlier than June 1, 2020. At this time, the Bank cannot predict the potential impact of the COVID-19 pandemic to our members, counterparties, vendors and other third parties upon which we rely upon to conduct our business. To date, the Bank has not experienced significant operational difficulties or disruptions, however their possibility exists, which could impair the Bank’s ability to conduct and manage its business effectively. To date, no member of the Bank’s executive management team has been incapacitated or unable to perform duties. The Bank’s board of directors regularly reviews the Bank’s succession plan in the event of incapacitation of any executive team member.

Financial Condition

As of March 31, 2020, total assets were $189.4 billion, an increase of $39.5 billion, or 26.4 percent, from December 31, 2019. This increase was primarily due to a $39.9 billion, or 41.0 percent, increase in advances. This increase in advances was the result of increased demand for liquidity from the Bank’s members, especially during the latter portion of the first quarter of 2020.

As of March 31, 2020, total liabilities were $180.6 billion, an increase of $37.9 billion, or 26.6 percent, from December 31, 2019. This increase was primarily due to a $37.7 billion, or 26.8 percent, increase in consolidated obligation. Consolidated obligations are the principal funding source used by the Bank and the increase in funding was driven by the increase in advance demand.

As of March 31, 2020, total capital was $8.8 billion, an increase of $1.7 billion, or 23.1 percent, from December 31, 2019. This increase was primarily due to an increase in the Bank’s subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during the period.

Results of Operations

The Bank recorded net interest income of $85 million for the first quarter of 2020, a decrease of $59 million, or 40.6 percent, from net interest income of $144 million for the same period in 2019. The decrease in market interest rates impacted the Bank’s net interest income during the first quarter of 2020 resulting in narrower spreads on interest-earning assets and increased losses from derivative and hedging activities. The impact of narrower spread on interest-earning assets impacted net interest income by $25 million. Derivative and hedging activities reduced net interest income by $38 million during the first quarter of 2020.

The Bank recorded net income of $108 million for the first quarter of 2020, an increase of $7 million, or 6.77 percent, from net income of $101 million for the same period in 2019. The increase in net income was primarily due to an $85 million gain from the sale of the Bank’s private-label MBS investment portfolio during the first quarter of 2020. Partially offsetting this increase in net income was a decrease in net interest income and an increase in noninterest expense due to an additional voluntary $20 million retirement plan contribution during the first quarter of 2020.

One way in which the Bank currently analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.97 percent for the first quarter of 2020, compared to 5.72 percent for the same period in 2019. The increase in ROE was primarily due to the increase in net income during the first quarter of 2020, compared to the same period in 2019, partially offset by the increase in average equity. ROE spread to three-month average LIBOR was 444 basis points for the first quarter of 2020, compared to 303 basis points for the same period in 2019. The increase in the ROE spread to three-month average LIBOR was primarily due to a decrease in three-month average LIBOR during the first quarter of 2020, compared to the same period in 2019. The Bank is currently planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of the Secured Overnight Financing Rate (SOFR) as the dominant replacement. For comparative purposes, the Bank’s ROE spread to average SOFR for the first quarter of 2020 was 474 basis points.

The Bank’s interest-rate spread was 23 basis points for the first quarter of 2020, compared to 40 basis points for the same period in 2019. This decrease in the Bank’s interest-rate spread was primarily due to decreases in market interest rates, as discussed above, which impacted interest income related to interest-earning assets more than the offsetting interest expense related to interest-bearing liabilities.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2019 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, and fiscal and monetary policies continue to impact the Bank’s overall business outlook and advance demand. The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. Towards the end of the first quarter of 2020, the Bank’s advance balances increased significantly due to demands from members for increased liquidity. This demand has decreased since the end of the first quarter and future advance demand is uncertain, which could impact the Bank’s asset/liability and capital management activities. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets. As discussed throughout this Report, the Federal Reserve has undertaken a number of emergency actions, and there has been numerous Congressional and federal agency actions to attempt to ameliorate the negative effects of the COVID-19 pandemic. Given the evolving and unknowable effect of the COVID-19 pandemic on these external factors, the Bank cannot predict the extent to which, and the duration of, the impact to the Bank’s future business performance and profitability due to the COVID-19 pandemic.  A more detailed discussion of the risks to the Bank associated with the COVID-19 pandemic is discussed in “Part II Other Information- Item 1A Risk Factors.”

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Statements of Condition (at period end)
Total assets	$189,392	$149,857	$150,880	$149,692	$138,940
Advances	137,037	97,167	102,466	101,776	90,929
Investments (1)	46,429	50,617	47,130	46,645	46,781
Mortgage loans held for portfolio	282	297	314	329	347
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	1,766	1,492	1,541	1,400	1,163
Consolidated obligations, net:
Discount notes (2)	96,490	52,134	55,049	64,833	61,166
Bonds (2)	81,856	88,503	86,423	75,468	69,186
Total consolidated obligations, net (2)	178,346	140,637	141,472	140,301	130,352
Mandatorily redeemable capital stock	1	1	1	1	1
Affordable Housing Program payable	95	89	84	88	89
Capital stock - putable	6,652	4,988	5,213	5,196	4,753
Retained earnings	2,185	2,153	2,132	2,138	2,126
Accumulated other comprehensive (loss) income	(19)	22	29	36	44
Total capital	8,818	7,163	7,374	7,370	6,923
Statements of Income (for the period ended)
Net interest income	85	141	118	132	144
Net impairment losses recognized in earnings	—	(6)	(4)	(2)	(1)
Net gains on trading securities	5	—	1	1	1
Net realized gains from sale of investment securities	85	—	—	—	—
Net (losses) gains on derivatives and hedging activities	(6)	1	(1)	(2)	(2)
Standby letters of credit fees	7	6	5	6	7
Other income	2	2	4	1	2
Noninterest expense	58	36	39	32	39
Income before assessment	120	108	84	104	112
Affordable Housing Program assessment	12	11	8	11	11
Net income	108	97	76	93	101
Performance Ratios (%)
Return on equity (3)	5.97	5.26	4.24	5.12	5.72
Return on assets (4)	0.28	0.25	0.21	0.25	0.28
Net interest margin (5)	0.23	0.37	0.32	0.36	0.40
Regulatory capital ratio (at period end) (6)	4.67	4.77	4.87	4.90	4.95
Equity to assets ratio (7)	4.76	4.72	4.84	4.90	4.95
Dividend payout ratio (8)	70.70	78.30	107.18	86.91	84.73

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2020	$996,251
December 31, 2019	885,114
September 30, 2019	868,664
June 30, 2019	907,877
March 31, 2019	880,223

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

	As of March 31, 2020		As of December 31, 2019		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$137,037	72.36	$97,167	64.84	$39,870	41.03
Investment securities	25,162	13.28	28,181	18.81	(3,019)	(10.72)
Other investments	21,267	11.23	22,436	14.97	(1,169)	(5.21)
Mortgage loans, net	281	0.15	296	0.20	(15)	(5.30)
Other assets	5,645	2.98	1,777	1.18	3,868	217.75
Total assets	$189,392	100.00	$149,857	100.00	$39,535	26.38
Consolidated obligations, net:
Discount notes	$96,490	53.43	$52,134	36.53	$44,356	85.08
Bonds	81,856	45.33	88,503	62.02	(6,647)	(7.51)
Deposits	1,766	0.98	1,492	1.05	274	18.34
Other liabilities	462	0.26	565	0.40	(103)	(18.33)
Total liabilities	$180,574	100.00	$142,694	100.00	$37,880	26.55
Capital stock	$6,652	75.43	$4,988	69.63	$1,664	33.36
Retained earnings	2,185	24.78	2,153	30.06	32	1.47
Accumulated other comprehensive (loss) income	(19)	(0.21)	22	0.31	(41)	(184.81)
Total capital	$8,818	100.00	$7,163	100.00	$1,655	23.11

Advances

Total advances increased by 41.0 percent as of March 31, 2020, compared to December 31, 2019. As market conditions changed during the first quarter of 2020 as a result of the COVID-19 pandemic, member’s demand for liquidity increased. The increase in advances is primarily due to this increase demand for liquidity. Given the uncertainty in the market and the potential impact to the U.S. economy during the COVID-19 pandemic, it is uncertain whether this increased advance demand will continue, and if so, for how long. A significant percentage of advances made during the first three months of 2020 were short-term advances.

As of March 31, 2020, 65.6 percent of the Bank’s advances were fixed-rate, compared to 64.6 percent as of December 31, 2019. However, the Bank may simultaneously enter into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, which are primarily based on LIBOR and SOFR. As of March 31, 2020 and December 31, 2019, 60.3 percent and 46.7 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.51 percent and 2.03 percent, respectively, of the Bank’s variable-rate advances, which contained optionality, were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR and SOFR. Beginning June 30, 2020, the Bank will cease issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2020		As of December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$81,770	60.64	$57,711	59.83
Adjustable or variable-rate indexed	45,719	33.91	33,412	34.64
Convertible	6,277	4.66	4,261	4.42
Principal reducing credit	1,067	0.79	1,072	1.11
Total par value	$134,833	100.00	$96,456	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

Refer to Note 6—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of March 31, 2020	As of December 31, 2019	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$3,637	$4,556	$(919)	(20.16)
U.S. Treasury obligations	1,501	1,499	2	0.10
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	83	89	(6)	(6.53)
Government-sponsored enterprises residential	8,574	8,642	(68)	(0.80)
Government-sponsored enterprises commercial	11,366	12,518	(1,152)	(9.20)
Private-label residential	—	876	(876)	(100.00)
Total mortgage-backed securities	20,023	22,125	(2,102)	(9.50)
Total investment securities	25,162	28,181	(3,019)	(10.72)
Other investments:
Interest-bearing deposits (1)	3,322	3,810	(488)	(12.80)
Securities purchased under agreements to resell	—	8,800	(8,800)	(100.00)
Federal funds sold (2)	17,945	9,826	8,119	82.63
Total other investments	21,267	22,436	(1,169)	(5.21)
Total investments	$46,429	$50,617	$(4,188)	(8.27)
____________

(1)
Interest-bearing deposits includes a $510 million and $508 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of March 31, 2020 and December 31, 2019, respectively.

(2) Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2019.

The decrease in total investments was primarily due to the prepayments that occurred during the first quarter of 2020 and the sale of the Bank’s private-label residential mortgage backed securities portfolio. The decrease in securities purchased under agreements to resell and the corresponding increase in federal funds sold was for operational intra-day cash management purposes to meet member advance demand. Additionally, the amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of March 31, 2020, as these investments amounted to 227 percent of the Bank’s regulatory capital. As of December 31, 2019, these investments were 309 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances at December 31, 2019. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declined below 300 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2019 to March 31, 2020 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of March 31, 2020 and December 31, 2019. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2020	As of December 31, 2019
	Percent of Total	Percent of Total
Florida	22.52	22.36
South Carolina	20.51	20.47
Virginia	11.78	11.61
Georgia	10.01	9.96
North Carolina	7.79	8.13
All other	27.39	27.47
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2019 to March 31, 2020 was primarily a result of increased funding and liquidity needs during the period. Consolidated obligation issuances financed 94.2 percent of the $189.4 billion in total assets as of March 31, 2020, remaining relatively stable compared to the financing ratio of 93.9 percent as of December 31, 2019.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on LIBOR and SOFR. As of March 31, 2020 and December 31, 2019, 75.6 percent and 83.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, 27.1 percent and 33.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped. Beginning June 30, 2020, the Bank will cease entering into LIBOR-based derivatives with termination dates beyond December 31, 2021.

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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 9—Capital and Mandatorily Redeemable Capital Stock to the Bank’s interim financial statements.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 19, 2020 the Bank received notification from the Director that, based on December 31, 2019 data, the Bank meets the definition of “adequately capitalized.”

In August 2019, the Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end, which it began assessing in February 2020. As of March 31, 2020, the Bank’s capital stock ratio was 3.46 percent.

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the first quarter of 2020 and 2019.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2020 and 2019, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Net interest income	$85	$144	$(59)	(40.63)
Noninterest income	93	7	86	*
Noninterest expense	58	39	19	50.43
Affordable Housing Program assessment	12	11	1	6.77
Net income	$108	$101	$7	6.77
____________
* Not meaningful

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items, such as prepayment fees, the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments. For the first quarter of 2019, the Bank recognized significant improvements in expected cash flows related to other-than-temporary impairment securities through net interest income.

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $38 million and $4 million for the first quarter of 2020 and 2019, respectively.

The decrease in net interest income for the first quarter of 2020, compared to the same period in 2019, was primarily due to decreases in interest rates. As noted previously, in response to the global pandemic associated with COVID-19, the FOMC lowered the target range for federal funds in the first quarter of 2020 by 150 basis points. The decrease in market interest rates during the first quarter of 2020 resulted in increased losses related to derivative and hedging activities and in narrower spreads on interest-earning assets as these changes in interest rates impacted earnings from interest-earning assets more than the offsetting consolidated obligation interest expense.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter 2020 and 2019 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net losses on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 16 basis points for the first quarter of 2020, compared to 28 basis points for the same period in 2019. The decrease in interest-rate spread was primarily due to decreases in interest rates during the periods, which impacted earnings from interest-earning assets more than the expense from interest-bearing liabilities.

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,409	$15	1.38	$4,474	$28	2.51
Securities purchased under agreements to resell	7,135	27	1.53	4,344	26	2.45
Federal funds sold	13,039	40	1.23	12,753	78	2.47
Investment securities (2)	26,235	138	2.12	24,571	196	3.24
Advances	100,375	419	1.68	97,492	656	2.73
Mortgage loans (3)	289	4	5.07	353	4	5.15
Loans to other FHLBanks	—	—	—	11	—	3.71
Total interest-earning assets	151,482	643	1.71	143,998	988	2.78
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,363			1,041
Total assets	$152,844			$145,038
Liabilities and Capital
Interest-bearing deposits (4)	$1,691	5	1.08	$1,077	6	2.33
Consolidated obligations, net:
Discount notes	57,422	211	1.48	61,603	372	2.45
Bonds	85,527	342	1.61	74,414	466	2.54
Other borrowings	2	—	5.58	8	—	3.26
Total interest-bearing liabilities	144,642	558	1.55	137,102	844	2.50
Other liabilities	923			762
Total capital	7,279			7,174
Total liabilities and capital	$152,844			$145,038
Net interest income and net yield on interest-earning assets		$85	0.23		$144	0.40
Interest-rate spread			0.16			0.28
Average interest-earning assets to interest-bearing liabilities			104.73			105.03
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the first quarter of 2020, compared to the same period in 2019, was primarily rate related.

	For the Three Months Ended March 31,
	2020 vs. 2019
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$(12)	$(13)
Securities purchased under agreements to resell	13	(12)	1
Federal funds sold	2	(40)	(38)
Investment securities	13	(71)	(58)
Advances	18	(255)	(237)
Total	45	(390)	(345)
Increase (decrease) in interest expense:
Interest-bearing deposits	3	(4)	(1)
Consolidated obligations, net:
Discount notes	(24)	(137)	(161)
Bonds	62	(186)	(124)
Total	41	(327)	(286)
Increase (decrease) in net interest income	$4	$(63)	$(59)
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(11)	$—	$—	$—	$(11)
Net changes in fair value hedges	(9)	—	7	(16)	(18)
Net interest settlements on derivatives (1)	(30)	—	7	12	(11)
Other (2)	2	—	—	—	2
Total effect on net interest income	$(48)	$—	$14	$(4)	$(38)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$(2)	$(4)	$—	$—	$(6)
Total net losses on derivatives	(2)	(4)	—	—	(6)
Net gains on trading securities (3)	—	3	—	—	3
Total effect on noninterest income	$(2)	$(1)	$—	$—	$(3)
____________

(1)	Represents interest income or expense on derivatives included in net interest income.

(2)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended March 31, 2019
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(6)	$—	$—	$—	$(6)
Net changes in fair value hedges	4	—	(4)	—	—
Net interest settlements on derivatives (1)	21	—	(18)	—	3
Other (2)	(1)	—	—	—	(1)
Total effect on net interest income	$18	$—	$(22)	$—	$(4)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(1)	$—	$(1)	$(2)
Total net losses on derivatives	—	(1)	—	(1)	(2)
Net gains on trading securities (3)	—	1	—	—	1
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
____________

(1)	Represents interest income or expense on derivatives included in net interest income.

(2)	Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Net impairment losses recognized in earnings	$—	$(1)	$1	100.00
Net gains on trading securities	5	1	4	217.82
Net realized gains from sale of investment securities	85	—	85	100.00
Net losses on derivatives and hedging activities	(6)	(2)	(4)	(281.65)
Standby letters of credit fees	7	7	—	12.60
Other	2	2	—	39.08
Total noninterest income	$93	$7	$86	*
____________
* Not meaningful

During the first quarter of 2020, the Bank sold its entire private-label MBS portfolio. Proceeds from the sale totaled $921 million and resulted in a realized gain of $85 million.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The increase in total noninterest expense during the first quarter of 2020, compared to the same period in 2019, was primarily due to the Bank making an additional $20 million retirement plan contribution during the first quarter of 2020, which was recorded in compensation and benefits expense.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first three months of 2020.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first three months of 2020.
Additional Liquidity Guidance. In 2018, the Finance Agency issued an Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and standby letters of credit for members during a sustained capital market disruption, assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.
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
Portions of the Liquidity Guidance AB were implemented on December 31, 2018 and March 31, 2019, with full implementation on December 31, 2019. This Bank has increased the amount of liquid assets it holds to meet this guidance. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first three months of 2020.
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
The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first three months of 2020. As discussed elsewhere in this Report, during the first quarter of 2020, the Bank’s business was impacted by the COVID-19 pandemic on the financial markets.  The Bank’s advance balances increased due to demands from members for increased liquidity.  It is uncertain how long the increased advance demand will continue.  The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.
The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the first three months of 2020. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to increased utilization of debt maturing in one year or less.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2020 and December 31, 2019, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the FHLBanks had $1.2 trillion in aggregate par value of consolidated obligations issued and outstanding, $178.4 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2020.
Refer to Note 13—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

Margin and Capital Requirements for Covered Swap Entities. On April 9, 2020, the Commodities Futures Trading Commission (CFTC) issued a final rule, effective May 11, 2020, to amend its rules requiring minimum margin and capital requirements for uncleared swaps for covered swap entities for which there is no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount of non-cleared swaps between $8 billion and $50 billion. The Bank does not expect this final rule to materially affect its financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

The results of the Bank’s most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbatl.com, on November 15, 2019. This rule will eliminate these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future.

The Bank does not expect this rule to have a material effect on its condition or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

The Bank has ceased purchasing investments that reference LIBOR and mature after December 31, 2021. As a result of the recent market volatility triggered in part by the COVID-19 pandemic, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020 to September 30, 2020.

The Bank continues to evaluate the potential impact of the Supervisory Letter and the related subsequent guidance on its financial condition and results of operations, but the Bank has begun to change its investment strategy, may experience lower overall demand or increased costs for its advances, and it may be necessary to change the Bank’s hedging strategy, all of which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, core mission asset ratio, net income and dividend.

Legislative and Regulatory Developments Related to COVID-19 Pandemic.
Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities”, given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and specified pledge dollar limits.
The Bank is evaluating the potential impact of the PPP Supervisory Letter, including the determination whether to accept PPP loans as collateral and the terms on which the Bank would accept such collateral, but does not expect the PPP Supervisory Letter to materially effect its financial condition or results of operations.
Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act was passed by the Senate on March 25, 2020 and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

•	Direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Includes mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. The Bank is evaluating the potential impact of the CARES Act on its business, including its impact to the U.S. economy, which is unknown; the possible acceptance of PPP loans as a new collateral source for the Bank’s advances; and impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the Securities and Exchange Commission, Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Association, CFTC and the Finance Agency, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank is monitoring these actions and guidance and evaluating their potential impact on the Bank.

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

Discussion of the Bank’s management of its LIBOR transition risk, credit risk and market risk is provided below. Further discussion of these risks, as well as the Bank’s management of its liquidity, operational, and business risks, is contained in the Bank’s Form 10-K.

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

As of December 31, 2019, the Bank ceased purchasing assets tied to LIBOR with a contractual maturity beyond December 31, 2021. In light of this change, the Bank is evaluating its investment and related hedging strategy, including the availability of alternate permissible investments. In addition, beginning June 30, 2020, the Bank will cease entering into new LIBOR-based transactions involving advances, debt, derivatives, or other products with maturities beyond December 31, 2021. In preparation for this change and to help manage balance sheet exposure to LIBOR-indexed assets and liabilities with maturities beyond 2021, the Bank has begun updating its systems, participating in the issuance of SOFR-indexed consolidated bonds, issuing SOFR-linked advances, and swapping certain financial instruments to Overnight Index Swap (OIS) and SOFR as an alternative interest rate hedging strategy for certain financial instruments. The pace of transition, however, is dependent on external factors, including market developments and demand. The Bank closely monitors and participates in industry activity related to LIBOR transition, including those of the Alternate Reference Rate Committee and the International Swaps and Derivatives Association. The Bank will update its pledged collateral certification reporting requirements as of September 30, 2020 so that members may distinguish LIBOR-linked collateral maturing past December 31, 2021. The Bank intends to utilize this information in connection with its LIBOR exposure evaluation and risk management.

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

The Bank’s exposure to advances, investment securities, and consolidated obligation bonds with interest rates indexed to LIBOR as of March 31, 2020 is set forth below (in millions).

	As of March 31, 2020
	Par Value
	Advances (1)	Investments Securities	Consolidated Obligation Bonds
Variable-rate financial instruments outstanding:
LIBOR	$29,107	$20,506	$44,350
SOFR	12,800	50	18,217
Other	5,348	1,592	—
Total variable-rate financial instruments outstanding	$47,255	$22,148	$62,567

LIBOR-indexed financial instruments by contractual maturity:
Due before or on December 31, 2021	$26,715	$960	$44,350
Due after December 31, 2021	2,392	19,546	—
Total LIBOR-indexed financial instruments by contractual maturity	$29,107	$20,506	$44,350

(1)	Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

The Bank’s notional amount of derivatives by type as of March 31, 2020 is set forth below (in millions).

	As of March 31, 2020
	Pay Leg	Receive Leg
Interest-rate swaps:
Fixed	$53,722	$40,764
LIBOR	14,910	23,076
SOFR	14,313	15,604
OIS	12,242	15,743
Total notional amount of interest-rate swaps	95,187	$95,187

Other derivatives with LIBOR exposure:
Interest-rate caps or floors	7,083
Total notional amount of derivatives	$102,270

The Bank’s exposure to derivatives with interest rates indexed to LIBOR as of March 31, 2020 is set forth below (in millions).

	As of March 31, 2020
	Notional Amount
	Pay Leg		Receive Leg		Interest-rate caps and floors
	Cleared	Uncleared	Cleared	Uncleared
Terminates before or on December 31, 2021	$11,951	$1,213	$7,562	$215	$3,083
Terminates after December 31, 2021	263	1,483	10,585	4,714	4,000
Total LIBOR-indexed derivatives by termination date	$12,214	$2,696	$18,147	$4,929	$7,083

Discussion of the Bank’s management of its credit risk and market risk is provided below. Further discussion of these risks, as well as the Bank’s management of its liquidity, operational, and business risks, is contained in the Bank’s Form 10-K.

Credit Risk

The Bank faces credit risk primarily with respect to its advances, investments, derivatives, and mortgage loan assets. The Bank continues to monitor the potential financial impact of COVID-19 on Bank members, counterparties, collateral values, and critical vendors.

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
The Bank determines credit risk ratings or risk level ratings for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). The Bank assigns each borrower that is an insurance company a risk level rating from 101 to 104 by utilizing an external model. Each risk level rating generally corresponds to the one to 10 credit risk rating for insured depository institutions, 101 being the least amount of credit risk and 104 the greatest amount of credit risk. The Bank assigns each borrower that is not an insured depository institution or an insurance company (including housing associates, community development financial institutions, and corporate credit unions), a risk level rating based on a risk matrix developed for each entity type.
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

	As of March 31, 2020		As of December 31, 2019
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	94	$3,203	96	$2,387
2	70	21,911	62	14,958
3	47	10,422	48	10,287
4	99	58,656	91	61,269
5	34	37,132	40	4,695
6	7	67	7	79
7	4	47	4	31
8	1	16	1	16
9	1	11	2	12
10	3	30	3	31
Subtotal (rating from 1 to 10)		131,495		93,765
101	15	2,981	11	2,359
102	3	276	3	298
103	1	19	1	19
104	3	52	1	15
Subtotal (rating from 101 to 104)		3,328		2,691
Unrated	1	10	—	—
Total par value		$134,833		$96,456

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $30.0 billion and $564 million, respectively, as of March 31, 2020.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2020 and December 31, 2019. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2020	$134,833	$381,294	66.73	9.15	24.12
As of December 31, 2019	96,456	348,964	66.00	8.32	25.68
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2020 and December 31, 2019.

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

	As of March 31, 2020
	Federal Funds Sold	Interest-bearing Deposits (1)	Net Derivative Exposure (2)	Total
Australia	$1,500	$—	$—	$1,500
Austria	450	—	—	450
Canada	3,230	—	2	3,232
Finland	1,700	—	—	1,700
France	2,020	—	—	2,020
Germany	1,450	—	—	1,450
Netherlands	1,260	—	—	1,260
Norway	1,495	—	—	1,495
Sweden	175	—	—	175
Switzerland	—	—	2	2
United States of America	4,665	3,322	39	8,026
Total	$17,945	$3,322	$43	$21,310
_________

(1)	Interest-bearing deposits includes a $510 million with Truist Bank one of the Bank’s 10 largest borrowers, as of March 31, 2020.
(2) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $21.3 billion as of March 31, 2020 from $13.6 billion as of December 31, 2019. As of March 31, 2020, there were no counterparties that had greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2020, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2020 and December 31, 2019 (in millions), based on their credit ratings as of March 31, 2020 and December 31, 2019, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of March 31, 2020
	Carrying Value (1)
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$3,637	$—	$—	$3,637
U.S. Treasury obligations	—	1,501	—	—	1,501
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	83	—	—	83
Government-sponsored enterprises residential	—	8,574	—	—	8,574
Government-sponsored enterprises commercial	115	11,251	—	—	11,366
Total mortgage-backed securities	115	19,908	—	—	20,023
Total investment securities	115	25,047	—	—	25,162
Other investments:
Interest-bearing deposits	—	942	2,332	48	3,322
Federal funds sold	—	6,350	11,160	435	17,945
Total other investments	—	7,292	13,492	483	21,267
Total investments	$115	$32,339	$13,492	$483	$46,429
____________
(1) Investment amounts noted in the above table represent the carrying value and excludes accrued interest receivable of $31 million as of March 31, 2020.

	As of December 31, 2019
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$4,556	$—	$—	$—	$—	$—	$—	$—	$—	$4,556
U.S. Treasury obligations	—	1,499	—	—	—	—	—	—	—	—	1,499
State or local housing agency debt obligations	—	1	—	—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	89	—	—	—	—	—	—	—	—	89
Government-sponsored enterprises residential	—	8,642	—	—	—	—	—	—	—	—	8,642
Government-sponsored enterprises commercial	167	12,351	—	—	—	—	—	—	—	—	12,518
Private-label residential	—	38	44	47	54	18	210	34	48	383	876
Total mortgage-backed securities	167	21,120	44	47	54	18	210	34	48	383	22,125
Total investment securities	167	27,176	44	47	54	18	210	34	48	383	28,181
Other investments:
Interest-bearing deposits	—	939	2,222	649	—	—	—	—	—	—	3,810
Securities purchased under agreements to resell	—	1,800	4,250	2,750	—	—	—	—	—	—	8,800
Federal funds sold	—	4,120	5,176	530	—	—	—	—	—	—	9,826
Total other investments	—	6,859	11,648	3,929	—	—	—	—	—	—	22,436
Total investments	$167	$34,035	$11,692	$3,976	$54	$18	$210	$34	$48	$383	$50,617
____________
(1) Investment amounts noted in the above table represent the carrying value and excludes accrued interest receivable of $44 million as of December 31, 2019.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. As of March 31, 2020, the Bank did not have any securities purchased under agreements to resell.

Held-to-maturity Securities

Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the held-to-maturity security carrying value.

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of March 31, 2020.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $5 million of collateral at fair value to its uncleared derivative counterparties as of March 31, 2020.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2020.

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

	As of March 31, 2020
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$175	$2	$(2)	$—	$—
Single-A	55	—	—	—	—
Cleared derivatives	45,324	41	858	—	899
Liability positions with credit exposure:
Single-A	9,797	(390)	398	—	8
Triple-B	6,759	(177)	189	—	12
Cleared derivatives	39,731	(16)	75	—	59
Total derivative positions with non-member counterparties to which the Bank had credit exposure	101,841	(540)	1,518	—	978
Member institutions (1)	153	11	—	(11)	—
Total	$101,994	$(529)	$1,518	$(11)	$978
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2019
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$705	$6	$(6)	$—	$—
Single-A	6,798	3	(1)	$—	2
Cleared derivatives	23,766	15	336	—	351
Liability positions with credit exposure:
Single-A	5,189	(165)	169	—	4
Triple-B	6,233	(18)	20	—	2
Cleared derivatives	31,425	(1)	18	—	17
Total derivative positions with non-member counterparties to which the Bank had credit exposure	74,116	(160)	536	—	376
Member institutions (1)	141	4	—	(4)	—
Total	$74,257	$(156)	$536	$(4)	$376
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
The allowance for credit losses on MPF loans was $1 million as of March 31, 2020 and December 31, 2019.

Critical Accounting Policies and Estimates

A detailed description of the Bank’s critical accounting policies and estimates is contained in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the periods presented, except for policy updates related to new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through the allowance for credit losses. Refer to Note 1—Basis of Presentation to the Bank’s interim financial statements for more details on key changes. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2019 audited financial statements for information on the prior accounting treatment.

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

			As of March 31, 2020	As of December 31, 2019
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,388	$2,382
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	50,371	26,442
		Non-qualifying hedges	150	—
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	51	43
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	505	260
Pay variable with embedded features, receive variable interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	650	650
		Total	54,115	29,777
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	13,056	14,033
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	1,465	12,240
		Total	14,521	26,273
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	26,090	17,587
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	100
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	7,000
		Total	7,100	7,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	305	323
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	83	83
		Total	388	406
Total notional amount			$102,270	$81,199

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2020			As of December 31, 2019
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.33	0.12	0.22	0.23	0.21	0.28
Liabilities	0.22	0.24	0.21	0.21	0.20	0.18
Equity	2.31	(2.46)	0.38	0.53	0.37	2.38
Effective duration gap	0.11	(0.12)	0.01	0.02	0.01	0.10
___________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 12—Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest-rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2020			As of December 31, 2019
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$187,754	$186,110	$185,432	$149,996	$148,896	$148,146
Liabilities	178,193	177,891	177,119	142,301	141,858	141,313
Equity	9,561	8,219	8,313	7,695	7,038	6,833
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

As of March 31, 2020, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Additionally, the impact of widespread health emergencies may adversely impact the Bank’s results of operations, such as the impact from the COVID-19 pandemic. As of the date of the filing of this report, the full effects of the COVID-19 pandemic are evolving and unknowable. The COVID-19 pandemic has to date caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue in the near term. Many businesses in the Bank’s district and across the U.S. have been forced to suspend operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims have increased dramatically as more employers layoff workers. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services. It could also lead to a devaluation of our assets and/or the collateral pledged by the Bank’s members to secure advances and other extensions of credit, all of which could have an adverse impact on the Bank’s financial condition and results of operations, including as a result of reduced business volumes, reduced income or credit losses.

The Bank’s ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for the Bank’s debt and the cost of the debt the Bank issues, which could impact the Bank’s liquidity and profitability. The Bank’s business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of its interest-bearing liabilities. In response to COVID-19, the FOMC lowered the target range for federal funds from 1.50 percent to 1.75 percent to a target range of 0.00 percent to 0.25 percent. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations.

Beginning March 16, 2020, most of the Bank’s employees began working remotely, with only operationally critical employees working on site at our offices. At this time, the Bank cannot predict when its full employee base will be permitted to return to work in our offices. With most of the Bank’s employees working remotely, the Bank could face operational difficulties or disruptions that could impair its ability to conduct and manage its business effectively. In addition, some, most or all of the Bank’s employees, executive management team, or board of directors could become infected with the COVID-19 virus which, depending upon the number and the severity of their cases, could similarly affect the Bank’s ability to conduct and manage its business effectively. Counterparties, vendors and other third parties upon which the Bank relies to conduct its business could be adversely impacted by the COVID-19 pandemic which could, in turn, lead to operational challenges for the Bank. These potential difficulties, disruptions and challenges could increase the likelihood that the Bank’s financial condition and results of operations could be impacted.

Significant borrower defaults on loans made by the Bank’s members could occur as a result of reduced economic activity and these defaults could cause members to fail. The Bank could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of the Bank’s members. Further, counterparty default, whether as a result of the operational or financial impacts of the COVID-19 pandemic, could adversely impact the Bank’s financial condition and results of operations.

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pension Plan), a tax qualified defined benefit pension plan. A prolonged negative impact on the value of stocks and other asset classes in the Pension Plan due to the COVID-19 pandemic may result in a significant reduction to pension plan asset values and increased pension liability, requiring the Bank to increase its contribution amount, which could negatively impact the Bank’s profitability.

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

Federal Home Loan Bank of Atlanta

Date:	May 8, 2020	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	May 8, 2020	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Senior Vice President and Chief Financial Officer