Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Atlanta
filed 2020-08-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2020 was 35,642,772.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2020	As of December 31, 2019
Assets
Cash and due from banks	$4,188	$911
Interest-bearing deposits (including deposits with other FHLBanks of $5 as of June 30, 2020 and December 31, 2019)	1,638	3,810
Securities purchased under agreements to resell	11,000	8,800
Federal funds sold	16,606	9,826
Investment securities:
Trading securities	1,563	1,558
Available-for-sale securities (amortized cost of $0 and $643 as of June 30, 2020 and December 31, 2019, respectively)	—	684
Held-to-maturity securities (fair value of $23,408 and $25,903 as of June 30, 2020 and December 31, 2019, respectively)	23,360	25,939
Total investment securities	24,923	28,181
Advances	67,221	97,167
Mortgage loans held for portfolio, net of allowance for credit losses of $1 as of June 30, 2020 and December 31, 2019	263	296
Accrued interest receivable	112	259
Derivative assets	507	380
Other assets	138	227
Total assets	$126,596	$149,857
Liabilities
Interest-bearing deposits	$2,192	$1,492
Consolidated obligations, net:
Discount notes	58,295	52,134
Bonds	59,925	88,503
Total consolidated obligations, net	118,220	140,637
Mandatorily redeemable capital stock	1	1
Accrued interest payable	83	212
Affordable Housing Program payable	92	89
Derivative liabilities	12	7
Other liabilities	134	256
Total liabilities	120,734	142,694
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 as of June 30, 2020 and December 31, 2019	924	899
Subclass B2 issued and outstanding shares: 28 and 41 as of June 30, 2020 and December 31, 2019, respectively	2,756	4,089
Total capital stock Class B putable	3,680	4,988
Retained earnings:
Restricted	570	537
Unrestricted	1,630	1,616
Total retained earnings	2,200	2,153
Accumulated other comprehensive (loss) income	(18)	22
Total capital	5,862	7,163
Total liabilities and capital	$126,596	$149,857

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Advances	$232	$659	$651	$1,315
Interest-bearing deposits	1	25	16	53
Securities purchased under agreements to resell	1	28	28	54
Federal funds sold	4	77	44	155
Trading securities	2	9	7	10
Available-for-sale securities	—	21	3	44
Held-to-maturity securities	69	175	199	347
Mortgage loans	3	5	7	9
Total interest income	312	999	955	1,987
Interest expense
Consolidated obligations:
Discount notes	93	410	304	782
Bonds	129	450	471	916
Interest-bearing deposits	—	7	5	13
Total interest expense	222	867	780	1,711
Net interest income	90	132	175	276
Noninterest income (loss)
Net impairment losses recognized in earnings	—	(2)	—	(3)
Net gains on trading securities	—	1	5	2
Net realized gains from sale of available-for-sale securities	—	—	82	—
Net realized gains from sale of held-to-maturity securities	—	—	3	—
Net losses on derivatives and hedging activities	(1)	(2)	(7)	(4)
Standby letters of credit fees	5	6	12	13
Other	2	1	4	3
Total noninterest income	6	4	99	11
Noninterest expense
Compensation and benefits	19	17	60	37
Other operating expenses	9	10	18	19
Federal Housing Finance Agency	2	2	5	5
Office of Finance	2	1	4	3
Other	2	2	5	7
Total noninterest expense	34	32	92	71
Income before assessment	62	104	182	216
Affordable Housing Program assessment	6	11	18	22
Net income	$56	$93	$164	$194

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$56	$93	$164	$194
Other comprehensive income (loss):
Reclassification of unrealized gains related to the sale of available-for-sale securities	—	—	(41)	—
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	—	(8)	—	(16)
Pension and postretirement benefits	1	—	1	1
Total other comprehensive income (loss)	1	(8)	(40)	(15)
Total comprehensive income	$57	$85	$124	$179

The accompanying notes are an integral part of these financial statements.

`

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, March 31, 2019	48	$4,753	$484	$1,642	$2,126	$44	$6,923
Issuance of capital stock	29	2,902	—	—	—	—	2,902
Repurchase/redemption of capital stock	(25)	(2,459)	—	—	—	—	(2,459)
Comprehensive income (loss)	—	—	18	75	93	(8)	85
Cash dividends on capital stock	—	—	—	(81)	(81)	—	(81)
Balance, June 30, 2019	52	$5,196	$502	$1,636	$2,138	$36	$7,370

Balance, March 31, 2020	67	$6,652	$559	$1,626	$2,185	$(19)	$8,818
Issuance of capital stock	8	858	—	—	—	—	858
Repurchase/redemption of capital stock	(38)	(3,810)	—	—	—	—	(3,810)
Net shares reclassified to mandatorily redeemable capital stock	—	(20)	—	—	—	—	(20)
Comprehensive income	—	—	11	45	56	1	57
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(70)	(70)	—	(70)
Balance, June 30, 2020	37	$3,680	$570	$1,630	$2,200	$(18)	$5,862

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
Issuance of capital stock	49	4,931	—	—	—	—	4,931
Repurchase/redemption of capital stock	(52)	(5,221)	—	—	—	—	(5,221)
Comprehensive income (loss)	—	—	39	155	194	(15)	179
Cash dividends on capital stock	—	—	—	(166)	(166)	—	(166)
Balance, June 30, 2019	52	$5,196	$502	$1,636	$2,138	$36	$7,370

Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163
Issuance of capital stock	45	4,560	—	—	—	—	4,560
Repurchase/redemption of capital stock	(58)	(5,846)	—	—	—	—	(5,846)
Net shares reclassified to mandatorily redeemable capital stock	—	(22)	—	—	—	—	(22)
Comprehensive income (loss)	—	—	33	131	164	(40)	124
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(146)	(146)	—	(146)
Balance, June 30, 2020	37	$3,680	$570	$1,630	$2,200	$(18)	$5,862

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$164	$194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(43)	—
Net change in derivative and hedging activities	(846)	(670)
Net change in fair value adjustment on trading securities	(5)	(2)
Net impairment losses recognized in earnings	—	3
Net realized gains from sale of available-for-sale securities	(82)	—
Net realized gains from sale of held-to-maturity securities	(3)	—
Net change in:
Accrued interest receivable	147	(12)
Other assets	87	25
Affordable Housing Program payable	2	2
Accrued interest payable	(128)	27
Other liabilities	(87)	(28)
Total adjustments	(958)	(655)
Net cash used in operating activities	(794)	(461)
Investing activities
Net change in:
Interest-bearing deposits	1,623	3,065
Securities purchased under agreements to resell	(2,200)	(750)
Federal funds sold	(6,780)	(1,232)
Loans to other FHLBanks	—	500
Trading securities:
Purchases of long-term	—	(1,499)
Available-for-sale securities:
Proceeds from sales	726	—
Proceeds from principal collected	—	96
Held-to-maturity securities:
Proceeds from sales	195	—
Proceeds from principal collected	6,030	1,908
Purchases of long-term	(3,680)	(3,780)
Advances:
Proceeds from principal collected	184,936	195,145
Made	(153,638)	(187,712)
Mortgage loans:
Proceeds from principal collected	33	32
Proceeds from sale of foreclosed assets	1	1
Purchases of premises, equipment, and software	(3)	(1)
Net cash provided by investing activities	27,243	5,773

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2020	2019
Financing activities
Net change in interest-bearing deposits	676	237
Net payments on derivatives containing a financing element	(2)	(1)
Proceeds from issuance of consolidated obligations:
Discount notes	204,340	531,999
Bonds	37,881	42,555
Payments for debt issuance costs	(6)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(198,130)	(533,211)
Bonds	(66,506)	(46,369)
Proceeds from issuance of capital stock	4,560	4,931
Payments for repurchase/redemption of capital stock	(5,846)	(5,221)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(22)	—
Partial recovery of prior capital distribution to Financing Corporation	29	—
Cash dividends paid	(146)	(166)
Net cash used in financing activities	(23,172)	(5,252)
Net increase in cash and due from banks	3,277	60
Cash and due from banks at beginning of the period	911	35
Cash and due from banks at end of the period	$4,188	$95
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$951	$1,660
Affordable Housing Program assessment, net	$16	$19
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$22	$—
Held-to-maturity securities acquired with accrued liabilities	$—	$114

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2019 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2020, except for policy updates related to new accounting guidance pertaining to the measurement of credit losses on financial instruments which is described below.

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

Interest-bearing Deposits, Securities Purchased under Agreements to resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of June 30, 2020. These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

purchased under agreements to resell as of June 30, 2020 and December 31, 2019. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of June 30, 2020 and December 31, 2019.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of June 30, 2020 and December 31, 2019. No allowance for credit losses was recorded for these assets as of June 30, 2020 and December 31, 2019. The carrying values of interest-bearing deposits excludes accrued interest receivable that was not material as of June 30, 2020 and December 31, 2019. The carrying values of federal funds sold excludes accrued interest receivable that was not material as of June 30, 2020 and $10 as of December 31, 2019.

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

The Bank’s held-to-maturity securities consist of U.S. agency obligations, government-sponsored enterprise debt obligations, state or local housing agency debt obligations, and MBS issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchase securities considered investment quality. All of these investments were rated double-A, or above, by a NRSRO as of June 30, 2020, based on the lowest long-term credit rating for each security.

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of June 30, 2020.

Troubled Debt Restructuring Relief. On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of Coronavirus Disease 2019 (COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. In second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act.

As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification. Refer to Note 7—Mortgage Loans Held for Portfolio to the Bank’s interim financial statements for additional information.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued and Adopted Accounting Guidance

The following tables provide a summary of accounting guidance issued by the Financial Accounting Standards Board that was adopted, and recently issued guidance not yet adopted, which may impact the Bank’s financial statements.

Recently Adopted Accounting Guidance

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance amends the disclosure requirements on fair value measurements.	January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)	This guidance replaces the incurred loss impairment methodology in current generally accepted accounting principles in the United States of America (GAAP) with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	March 12, 2020 through December 31, 2022	The Bank is in the process of evaluating this guidance and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance amends the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	December 31, 2020 Early adoption is permitted	The Bank does not intend to adopt this guidance early. This guidance is not expected to have any impact on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of June 30, 2020	As of December 31, 2019
U.S. Treasury obligations	$1,501	$1,499
Government-sponsored enterprises debt obligations	62	59
Total	$1,563	$1,558
The following table presents net gains on trading securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net gains on trading securities held at period end	$—	$1	$5	$2

Note 4—Available-for-sale Securities

During the six-months ended June 30, 2020, the Bank sold all of its available-for-sale private-label mortgage-backed securities (MBS). Proceeds from the sale of the available-for-sale private-label MBS totaled $726 which resulted in a net realized gain of $82 determined by the specific identification method. There were no sales during the six-months ended June 30, 2019.

Major Security Type. The following table presents information on private-label residential MBS that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2020	$—	$—	$—	$—	$—
As of December 31, 2019	$643	$(1)	$42	$—	$684
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2020	—	$—	$—	—	$—	$—	—	$—	$—
As of December 31, 2019	4	$14	$—	2	$3	$(1)	6	$17	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2020	$—	$—	$—	$—	$—
As of December 31, 2019	$456	$—	$31	$—	$487
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 5—Held-to-maturity Securities

During the six-months ended June 30, 2020, for strategic, economic and operational reasons, the Bank sold all of its held-to-maturity private-label MBS. The amortized cost of the held-to-maturity private-label MBS sold was $192. Proceeds from the sale of the held-to-maturity private-label MBS totaled $195, which resulted in a net realized gain of $3 determined by the specific identification method. For each of the held-to-maturity securities which were sold, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition due to prepayments or scheduled prepayments over the term of the security. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the six-months ended June 30, 2019.

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2020				As of December 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	2,625	3	—	2,628	4,497	7	—	4,504
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	323	2	—	325	89	—	—	89
Government-sponsored enterprises residential	8,664	54	(15)	8,703	8,642	20	(29)	8,633
Government-sponsored enterprises commercial	11,747	28	(24)	11,751	12,518	—	(34)	12,484
Private-label residential	—	—	—	—	192	1	(1)	192
Total	$23,360	$87	$(39)	$23,408	$25,939	$28	$(64)	$25,903
 ____________
(1) Excludes accrued interest receivable of $10 and $27 as of June 30, 2020 and December 31, 2019, respectively.

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

	As of June 30, 2020		As of December 31, 2019
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$490	$490	$1,202	$1,203
Due after one year through five years	1,875	1,875	3,035	3,037
Due after five years through 10 years	201	203	201	204
Due after 10 years	60	61	60	61
Total non-mortgage-backed securities	2,626	2,629	4,498	4,505
Mortgage-backed securities	20,734	20,779	21,441	21,398
Total	$23,360	$23,408	$25,939	$25,903
 ____________
(1) Excludes accrued interest receivable of $10 and $27 as of June 30, 2020 and December 31, 2019, respectively.

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2020	$—	$—	$—	$—
As of December 31, 2019	$65	$—	$—	$65

Note 6—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2020	As of December 31, 2019
Due in one year or less	$32,977	$64,413
Due after one year through two years	4,823	7,421
Due after two years through three years	5,540	5,420
Due after three years through four years	3,770	3,382
Due after four years through five years	4,647	4,778
Due after five years	13,405	11,042
Total par value	65,162	96,456
Deferred prepayment fees	(10)	(9)
Discount on AHP (1) advances	(3)	(3)
Discount on EDGE (2) advances	(2)	(2)
Hedging adjustments	2,074	725
Total (3)	$67,221	$97,167
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $100 and $214 as of June 30, 2020 and December 31, 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of June 30, 2020	As of December 31, 2019
Due or convertible in one year or less	$38,529	$68,520
Due or convertible after one year through two years	5,168	7,437
Due or convertible after two years through three years	5,480	5,319
Due or convertible after three years through four years	3,701	3,342
Due or convertible after four years through five years	4,618	4,529
Due or convertible after five years	7,666	7,309
Total par value	$65,162	$96,456

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2020	As of December 31, 2019
Fixed-rate:
Due in one year or less	$17,503	$36,366
Due after one year	28,277	25,985
Total fixed-rate	45,780	62,351
Variable-rate:
Due in one year or less	15,474	28,047
Due after one year	3,908	6,058
Total variable-rate	19,382	34,105
Total par value	$65,162	$96,456

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $42,446 and $71,769 as of June 30, 2020 and December 31, 2019, respectively. This concentration represented 65.1 percent and 74.4 percent of total advances outstanding as of June 30, 2020 and December 31, 2019, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2020 and December 31, 2019. No advance was past due as of June 30, 2020 and December 31, 2019.

Note 7—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2020	As of December 31, 2019
Medium-term (15 years or less)	$3	$5
Long-term (greater than 15 years)	261	292
Total unpaid principal balance	264	297
Premiums	1	1
Discounts	(1)	(1)
Total mortgage loans held for portfolio (1)	264	297
Allowance for credit losses on mortgage loans	(1)	(1)
Mortgage loans held for portfolio, net	$263	$296
____________
(1) Exclude accrued interest receivable of $1 as of June 30, 2020 and December 31, 2019.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2020	As of December 31, 2019
Conventional mortgage loans	$246	$278
Government-guaranteed or insured mortgage loans	18	19
Total unpaid principal balance	$264	$297

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans.

	As of June 30, 2020
	Origination Year
	2016	Prior to 2016	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$8	$10
Past due 60-89 days	1	8	9
Past due 90 days or more	—	6	6
Total past due mortgage loans	3	22	25
Current mortgage loans	56	165	221
Total conventional mortgage loans	$59	$187	$246
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of June 30, 2020.

As of December 31, 2019
Payment status, at recorded investment:(1)
Past due 30-59 days	$8
Past due 60-89 days	2
Past due 90 days or more	6
Total past due mortgage loans	16
Current mortgage loans	263
Total conventional mortgage loans	$279
____________
(1) Recorded investment includes accrued interest receivable of $1 as of December 31, 2019.

The following tables present the other delinquency statistics for all mortgage loans.

	As of June 30, 2020
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.40%	1.91%	2.36%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$6	$—	$6
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of June 30, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for credit losses.

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

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. The Bank had none of these modifications outstanding as of June 30, 2020.

The Bank’s Servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period whether it be formal or informal. The accrual status for loans under forbearance will be driven by the past due status of the loan.

As of June 30, 2020, there were $15 in unpaid principal balance of conventional residential mortgage loans in a forbearance plan as a result of COVID-19, representing 5.78 percent of the Bank’s mortgage loans held for portfolio. Of the conventional residential mortgage loans in a forbearance plan, $2 in unpaid principal balance of these conventional loans had a current payment status, $4 were 30 to 59 days past due, $7 were 60 to 89 days past due, and $2 were 90 days or more past due and in nonaccrual payment status.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2020	As of December 31, 2019
Simple variable-rate	$47,275	$56,938
Fixed-rate	12,485	30,810
Step up/down	90	735
Total par value	$59,850	$88,483

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2020		As of December 31, 2019
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$49,873	0.40	$79,699	1.75
Due after one year through two years	5,045	0.86	4,426	1.90
Due after two years through three years	569	2.21	817	2.32
Due after three years through four years	1,735	2.42	546	2.84
Due after four years through five years	1,438	0.97	1,635	2.47
Due after five years	1,190	3.76	1,360	3.54
Total par value	59,850	0.58	88,483	1.82
Premiums	13		4
Discounts	(21)		(20)
Hedging adjustments	83		36
Total	$59,925		$88,503

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2020	As of December 31, 2019
Noncallable	$59,400	$76,243
Callable	450	12,240
Total par value	$59,850	$88,483

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2020	As of December 31, 2019
Due or callable in one year or less	$50,323	$81,624
Due or callable after one year through two years	5,045	3,746
Due or callable after two years through three years	454	432
Due or callable after three years through four years	1,450	171
Due or callable after four years through five years	1,388	1,320
Due or callable after five years	1,190	1,190
Total par value	$59,850	$88,483

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2020	$58,295	$58,343	0.46
As of December 31, 2019	$52,134	$52,298	1.64

Note 9—Capital and Mandatorily Redeemable Capital Stock

Partial recovery of prior capital distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988, and 1989 that aggregated to $680. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBanks charged-off their prior capital distributions to FICO directly against retained earnings.

Upon the dissolution of FICO which ultimately concluded in July 2020, FICO determined that excess funds aggregating to $200 were available for distribution to its stockholders, the FHLBanks. Specifically, the Bank’s partial recovery of prior capital distribution was $29 which was determined based on its share of the $680 originally contributed. This distribution of funds was received by the Bank during the three months ended June 30, 2020. The FHLBanks treated the receipt of these funds as a return of the FHLBanks’ investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions made by the FHLBanks to FICO in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2020		As of December 31, 2019
	Required	Actual	Required	Actual
Risk-based capital	$1,778	$5,881	$1,423	$7,142
Total regulatory capital ratio	4.00%	4.65%	4.00%	4.77%
Total regulatory capital (1)	$5,064	$5,881	$5,994	$7,142
Leverage capital ratio	5.00%	6.97%	5.00%	7.15%
Leverage capital	$6,330	$8,822	$7,493	$10,713
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2020 and 2019.

	2020		2019
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$76	5.93	$85	6.47
Second quarter	70	5.53	81	6.54
Total	$146	5.73	$166	6.50

Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$1	$1	$1	$1
Net reclassification from capital during the period	20	—	22	—
Repurchase/redemption of mandatorily redeemable capital stock	(20)	—	(22)	—
Balance, end of period	$1	$1	$1	$1

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of June 30, 2020	As of December 31, 2019
Due after two years through three years	$1	$—
Due after three years through four years	—	1
Total	$1	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Accumulated Other Comprehensive (Loss) Income

The following table presents the components comprising accumulated other comprehensive (loss) income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2019	$—	$64	$(20)	$44
Other comprehensive income before reclassifications:
Net change in fair value	—	(10)	—	(10)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	—	2
Net current period other comprehensive loss	—	(8)	—	(8)
Balance, June 30, 2019	$—	$56	$(20)	$36

Balance, March 31, 2020	$—	$—	$(19)	$(19)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	—	1	1
Net current period other comprehensive income	—	—	1	1
Balance, June 30, 2020	$—	$—	$(18)	$(18)

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Noncredit Portion of Other-than-temporary Impairment Losses on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$—	$72	$(21)	$51
Other comprehensive income before reclassifications:
Net change in fair value	—	(19)	—	(19)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	—	3
Amortization of pension and postretirement (1)	—	—	1	1
Net current period other comprehensive (loss) income	—	(16)	1	(15)
Balance, June 30, 2019	$—	$56	$(20)	$36

Balance, December 31, 2019	$—	$41	$(19)	$22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Reclassification from accumulated other comprehensive income to net income:
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Amortization of pension and postretirement (1)	—	—	1	1
Net current period other comprehensive (loss) income	—	(41)	1	(40)
Balance, June 30, 2020	$—	$—	$(18)	$(18)
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

	As of June 30, 2020			As of December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$52,761	$26	$624	$73,637	$71	$221
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	227	2	1	478	5	1
Interest-rate caps or floors	7,000	1	1	7,084	—	—
Total derivatives not designated as hedging instruments	7,227	3	2	7,562	5	1
Total derivatives before netting and collateral adjustments	$59,988	29	626	$81,199	76	222
Netting adjustments and cash collateral (2)		478	(614)		304	(215)
Derivative assets and derivative liabilities		$507	$12		$380	$7
___________
(1) Includes variation margin for daily settled contracts of $1,462 and $503 as of June 30, 2020 and December 31, 2019, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,093 and $543 as of June 30, 2020 and December 31, 2019, respectively. Cash collateral received and related accrued interest was $1 and $25 as of June 30, 2020 and December 31, 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Interest Income (Expense)			Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$232	$(129)	$(93)	$651	$(471)	$(304)
Changes in fair value:
Hedged items	$(130)	$(2)	$24	$1,375	$(45)	$(1)
Derivatives	131	(4)	(7)	(1,383)	46	2
Net changes in fair value	1	(6)	17	(8)	1	1
Net interest settlements on derivatives (1) (2)	(99)	12	26	(129)	19	38
Amortization/accretion of active hedging relationships	(13)	(2)	—	(24)	(2)	—
Other	(2)	—	—	—	—	—
Total net interest (expense) income effect from fair value hedging relationships	$(113)	$4	$43	$(161)	$18	$39
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Interest Income (Expense)		Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$659	$(450)	$1,315	$(916)
Changes in fair value:
Hedged items	$483	$(80)	$758	$(169)
Derivatives	(487)	79	(758)	164
Net changes in fair value	(4)	(1)	—	(5)
Net interest settlements on derivatives (1) (2)	13	(12)	34	(30)
Amortization/accretion of active hedging relationships	(6)	—	(12)	—
Other	1	—	—	—
Total net interest income effect from fair value hedging relationships	$4	$(13)	$22	$(35)
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

	As of June 30, 2020				As of December 31, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$30,137	$2,064	$10	$2,074	$29,984	$716	$9	$725
Consolidated obligations:
Bonds	7,377	83	—	83	26,348	36	—	36
Discount notes	15,456	1	—	1	17,742	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net losses related to derivatives and hedging activities recorded in noninterest income on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$(3)	$(6)	$(4)
Interest-rate caps or floors	—	1	—	—
Net interest settlements	(1)	—	(1)	—
Net losses on derivatives and hedging activities	$(1)	$(2)	$(7)	$(4)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2020 was $10, for which the Bank was not required to post collateral as of June 30, 2020. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $5 of collateral at fair value to its uncleared derivative counterparties as of June 30, 2020.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank utilizes two Clearinghouses for all cleared derivative transactions, CME Clearing and LCH Ltd. At both Clearinghouses, variation margin is characterized as daily settlement payments, and initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of June 30, 2020		As of December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$15	$625	$59	$219
Cleared derivatives	14	1	17	3
Total gross recognized amount	29	626	76	222
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	28	(613)	(47)	(212)
Cleared derivatives	450	(1)	351	(3)
Total gross amounts of netting adjustments and cash collateral	478	(614)	304	(215)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	43	12	12	7
Cleared derivatives	464	—	368	—
Total net amounts after netting adjustments and cash collateral	507	12	380	7
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	2	—	4	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	2	—	4	—
Net unsecured amounts: (1)
Uncleared derivatives	41	12	8	7
Cleared derivatives	464	—	368	—
Total net unsecured amount (1)	$505	$12	$376	$7
____________
(1) The Bank had net credit exposure of $41 and $6 as of June 30, 2020 and December 31, 2019, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2020 and December 31, 2019.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of June 30, 2020 and December 31, 2019.

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

	As of June 30, 2020
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,501	$—	$—	$1,501
Government-sponsored enterprises debt obligations	—	62	—	—	62
Total trading securities	—	1,563	—	—	1,563
Derivative assets:
Interest-rate related	—	29	—	478	507
Grantor trust (included in Other assets)	65	—	—	—	65
Total assets at fair value	$65	$1,592	$—	$478	$2,135
Liabilities
Derivative liabilities:
Interest-rate related	$—	$626	$—	$(614)	$12
Total liabilities at fair value	$—	$626	$—	$(614)	$12
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$—	$823	$684	$865
Total (losses) gains realized and unrealized: (1)
Net realized gains from sale of available-for-sale securities	—	—	82	—
Net impairment losses recognized in earnings	—	(2)	—	(3)
Included in other comprehensive loss	—	(8)	(41)	(16)
Accretion of credit losses in net interest income	—	12	1	27
Sales	—	—	(726)	—
Settlements	—	(48)	—	(96)
Balance, end of period	$—	$777	$—	$777
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2020 and December 31, 2019. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2019.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The inputs for interest-rate related derivatives uses the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2020 and December 31, 2019.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2020 and December 31, 2019. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$4,188	$4,188	$4,188	$—	$—	$—
Interest-bearing deposits	1,638	1,638	—	1,638	—	—
Securities purchased under agreements to resell	11,000	11,000	—	11,000	—	—
Federal funds sold	16,606	16,606	—	16,606	—	—
Trading securities	1,563	1,563	—	1,563	—	—
Held-to-maturity securities	23,360	23,408	—	23,408	—	—
Advances	67,221	67,560	—	67,560	—	—
Mortgage loans held for portfolio, net	263	290	—	290	—	—
Accrued interest receivable	112	112	—	112	—	—
Derivative assets	507	507	—	29	—	478
Grantor trust assets (included in Other assets)	65	65	65	—	—	—
Liabilities:
Interest-bearing deposits	2,192	2,192	—	2,192	—	—
Consolidated obligations, net:
Discount notes	58,295	58,326	—	58,326	—	—
Bonds	59,925	60,389	—	60,389	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	83	83	—	83	—	—
Derivative liabilities	12	12	—	626	—	(614)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $797,560 and $885,114 as of June 30, 2020 and December 31, 2019, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2020 and December 31, 2019. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2020 and December 31, 2019.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2020			As of December 31, 2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,502	$7,421	$14,923	$8,532	$23,973	$32,505
Commitments to fund additional advances	50	10	60	—	—	—
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	2,000	—	2,000
____________
(1)“Expire Within One Year” includes 13 standby letters of credit for a total of $39 and $36 as of June 30, 2020 and December 31, 2019, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $33 and $117 as of June 30, 2020 and December 31, 2019, respectively.
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

	As of June 30, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Navy Federal Credit Union	$400	10.86	$9,055	13.90	$1	0.04

	As of December 31, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$760	15.24	$17,537	18.18	$—	—

Note 15—Subsequent Events

On July 30, 2020, the Bank's board of directors approved a cash dividend for the second quarter of 2020. The Bank paid the second quarter 2020 dividend on August 4, 2020 in the amount of $57.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2020 and December 31, 2019, and results of operations for the second quarter and first six months of 2020 and 2019. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2019.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The COVID-19 pandemic continued to impact the financial markets during the second quarter of 2020. In light of these market conditions, in April 2020 the Federal Open Market Committee (FOMC) maintained the target range for federal funds of 0.00 percent to 0.25 percent, and market interest rates continued at historically low levels. Additionally, the Federal Reserve continued its emergency actions, initiated in March 2020, to help facilitate liquidity and support stability in the capital markets. In particular, the Federal Reserve has continued to increase its provision of liquidity to the repurchase agreements and U.S. Treasury markets through open market operations. Additional fiscal stimulus through the CARES Act and other measures has also led to increased liquidity levels at the Bank’s member institutions. As discussed below, these actions and market conditions reduced demand for the Bank’s advances during the second quarter. The Bank continued to meet its funding needs through June 30, 2020.

Operating Status Update

As a financial institution, the Bank is part of the nation’s critical infrastructure, has continually operated its business, and has continued to serve as a reliable source of funding for our members. Beginning March 16, 2020, most of the Bank’s employees began working remotely, with operationally critical employees working on site at our offices. While the Bank cannot predict when its full employee base will return to work in the Bank’s office, on June 15, 2020, the Bank initiated Phase 2 of its return to office plan, whereby an additional limited group of employees returned to the Bank’s office. At this time, approximately 25 percent of the Bank’s employees are working on-site. The Bank cannot predict the potential impact of the COVID-19 pandemic to our members, counterparties, vendors and other third parties upon which we rely upon to conduct our business. To date, the Bank has not experienced significant operational difficulties or disruptions, however their possibility exists, which could impair the Bank’s ability to conduct and manage its business effectively. To date, no member of the Bank’s executive management team has been incapacitated or unable to perform duties. The Bank’s board of directors regularly reviews the Bank’s succession plan in the event of incapacitation of any executive team member.

Financial Condition

As of June 30, 2020, total assets were $126.6 billion, a decrease of $23.3 billion, or 15.5 percent, from December 31, 2019. This decrease was primarily due to a $29.9 billion, or 30.8 percent, decrease in advances. This decrease in advances was the result of decreased demand for liquidity from the Bank’s members during the second quarter of 2020.

As of June 30, 2020, total liabilities were $120.7 billion, a decrease of $22.0 billion, or 15.4 percent, from December 31, 2019. This decrease was primarily due to a $22.4 billion, or 15.9 percent, decrease in consolidated obligations. Consolidated obligations are the principal funding source used by the Bank and the decrease in funding was driven by the decrease in advance demand.

As of June 30, 2020, total capital was $5.9 billion, a decrease of $1.3 billion, or 18.2 percent, from December 31, 2019. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the period.

Results of Operations

The Bank recorded net interest income of $90 million for the second quarter of 2020, a decrease of $42 million, or 31.7 percent, from net interest income of $132 million for the same period in 2019. The Bank recorded net interest income of $175 million for the first six months of 2020, a decrease of $101 million, or 36.3 percent, from net interest income of $276 million for the same period in 2019. The decrease in market interest rates impacted the Bank’s net interest income during the three and six months ending June 30, 2020, resulting in narrower spreads on interest-earning assets including increased losses from derivative and hedging activities. The impact of narrower spreads on interest-earning assets contributed to $30 million and $83 million of the decrease in net interest income for the three and six months ended June 30, 2020, respectively, from the same periods in 2019. Derivative and hedging activities which are included in net interest income and impact the spread on interest earning assets contributed $57 million and $91 million of the reduction of net interest income for the three and six months ended June 30, 2020, respectively, from the same periods in 2019. The additional market liquidity from the monetary and fiscal stimulus actions resulted in lower demand from the Bank’s members for advances during the three months ended June 30, 2020, which also adversely impacted net interest income during the second quarter.

The Bank recorded net income of $56 million for the second quarter of 2020, a decrease of $37 million, or 39.8 percent, from net income of $93 million for the same period in 2019. The Bank recorded net income of $164 million for the first six months of 2020, a decrease of $30 million, or 15.6 percent, from net income of $194 million for the same period in 2019. The decreases in net income for the second quarter and first six months of 2020, were primarily due to lower net interest income, as described above. Additionally, in January of 2020, the Bank made an additional voluntary $20 million retirement plan contribution which reduced net income for the first six months of 2020. The decrease in net income for the first six months of 2020 was partially offset by an $85 million gain from the sale of the Bank’s private-label MBS investment portfolio during the first quarter of 2020.

One way in which the Bank currently analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 3.01 percent and 4.47 percent for the second quarter of 2020 and first six months of 2020, compared to 5.12 percent and 5.41 percent for the same periods in 2019. The decrease in ROE was primarily due to the decrease in net income during the second quarter of 2020, compared to the same period in 2019. ROE spread to three-month average LIBOR was 241 basis points and 340 basis points for the second quarter of 2020 and the first six months of 2020, compared to 261 basis points and 281 basis points for the same periods in 2019. The decrease in the ROE spread to three-month average LIBOR was primarily due to a decrease in three-month average LIBOR during 2020, compared to the same periods in 2019. The Bank is currently planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of the Secured Overnight Financing Rate (SOFR) as the dominant replacement. For comparative purposes, the Bank’s ROE spread to average SOFR was 296 basis points and 384 basis points for the second quarter and first six months of 2020, respectively.

The Bank’s interest-rate spread was 21 basis points for the second quarter of 2020, compared to 24 basis points for the same period in 2019. The Bank’s interest-rate spread was 19 basis points for the first six months of 2020, compared to 27 basis points for the same period in 2019. This decrease in the Bank’s interest-rate spread during the second quarter and first six months of 2020, compared to the same periods in 2019, was primarily due to decreases in market interest rates, as discussed above, which impacted interest income related to interest-earning assets more than the offsetting interest expense related to interest-bearing liabilities.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2019 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, and fiscal and monetary policies continue to impact the Bank’s overall business outlook and advance demand. The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. Towards the end of the first quarter of 2020, the Bank’s advance balances increased significantly due to demands from members for increased liquidity. As discussed throughout this Report, the Federal Reserve has undertaken a number of emergency actions to increase market liquidity since that time, which along with market conditions resulting from the COVID-19 pandemic, resulted in lower demand for new advances and prepayment of existing advances during the second quarter and a significantly lower advance balance as of June 30, 2020. The Bank expects advance demand will continue at reduced levels, which could impact net income for 2020. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets. Given the evolving and unknowable effect of the COVID-19 pandemic on these external factors, the Bank cannot predict the extent to which, and the duration of, the impact to the Bank’s future business performance and profitability due to the COVID-19 pandemic. A more detailed discussion of the risks to the Bank associated with the COVID-19 pandemic is discussed in “Part II Other Information- Item 1A Risk Factors.”

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Statements of Condition (at period end)
Total assets	$126,596	$189,392	$149,857	$150,880	$149,692
Advances	67,221	137,037	97,167	102,466	101,776
Investments (1)	54,167	46,429	50,617	47,130	46,645
Mortgage loans held for portfolio	264	282	297	314	329
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	2,192	1,766	1,492	1,541	1,400
Consolidated obligations, net:
Discount notes (2)	58,295	96,490	52,134	55,049	64,833
Bonds (2)	59,925	81,856	88,503	86,423	75,468
Total consolidated obligations, net (2)	118,220	178,346	140,637	141,472	140,301
Mandatorily redeemable capital stock	1	1	1	1	1
Affordable Housing Program payable	92	95	89	84	88
Capital stock - putable	3,680	6,652	4,988	5,213	5,196
Retained earnings	2,200	2,185	2,153	2,132	2,138
Accumulated other comprehensive (loss) income	(18)	(19)	22	29	36
Total capital	5,862	8,818	7,163	7,374	7,370
Statements of Income (for the period ended)
Net interest income	90	85	141	118	132
Net impairment losses recognized in earnings	—	—	(6)	(4)	(2)
Net gains on trading securities	—	5	—	1	1
Net realized gains from sale of investment securities	—	85	—	—	—
Net (losses) gains on derivatives and hedging activities	(1)	(6)	1	(1)	(2)
Standby letters of credit fees	5	7	6	5	6
Other income	2	2	2	4	1
Noninterest expense	34	58	36	39	32
Income before assessment	62	120	108	84	104
Affordable Housing Program assessment	6	12	11	8	11
Net income	56	108	97	76	93
Performance Ratios (%)
Return on equity (3)	3.01	5.97	5.26	4.24	5.12
Return on assets (4)	0.14	0.28	0.25	0.21	0.25
Net interest margin (5)	0.22	0.23	0.37	0.32	0.36
Regulatory capital ratio (at period end) (6)	4.65	4.67	4.77	4.87	4.90
Equity to assets ratio (7)	4.53	4.76	4.72	4.84	4.90
Dividend payout ratio (8)	125.35	70.70	78.30	107.18	86.91

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2020	$797,560
March 31, 2020	996,251
December 31, 2019	885,114
September 30, 2019	868,664
June 30, 2019	907,877

(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Net interest margin is net interest income as a percentage of average earning assets.
(6) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive (loss) income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
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

	As of June 30, 2020		As of December 31, 2019		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$67,221	53.10	$97,167	64.84	$(29,946)	(30.82)
Investment securities	24,923	19.69	28,181	18.81	(3,258)	(11.56)
Other investments	29,244	23.10	22,436	14.97	6,808	30.34
Mortgage loans, net	263	0.21	296	0.20	(33)	(11.31)
Other assets	4,945	3.90	1,777	1.18	3,168	178.36
Total assets	$126,596	100.00	$149,857	100.00	$(23,261)	(15.52)
Consolidated obligations, net:
Discount notes	$58,295	48.28	$52,134	36.53	$6,161	11.82
Bonds	59,925	49.63	88,503	62.02	(28,578)	(32.29)
Deposits	2,192	1.82	1,492	1.05	700	46.90
Other liabilities	322	0.27	565	0.40	(243)	(43.03)
Total liabilities	$120,734	100.00	$142,694	100.00	$(21,960)	(15.39)
Capital stock	$3,680	62.78	$4,988	69.63	$(1,308)	(26.21)
Retained earnings	2,200	37.52	2,153	30.06	47	2.15
Accumulated other comprehensive (loss) income	(18)	(0.30)	22	0.31	(40)	(181.19)
Total capital	$5,862	100.00	$7,163	100.00	$(1,301)	(18.16)
Advances

Total advances decreased by 30.8 percent as of June 30, 2020, compared to December 31, 2019. In response to the deteriorating market conditions during the first six months of 2020, the Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity from monetary and fiscal stimulus actions resulted in lower demand from the Bank’s members for advances. Given the uncertainty in the market and the impact to the U.S. economy during the COVID-19 pandemic, the Bank expects that advance demand will continue at reduced levels. To assist shareholders during the COVID-19 pandemic, the Bank is offering short-term special discounted fixed-rate advance to its shareholders. The outstanding balance of special fixed-rate advance was $2.4 billion as of June 30, 2020. A significant percentage of advances made during the first six months of 2020 were short-term advances.

As of June 30, 2020, 70.3 percent of the Bank’s advances were fixed-rate, compared to 64.6 percent as of December 31, 2019. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, which primarily based on LIBOR and SOFR. As of June 30, 2020 and December 31, 2019, 64.5 percent and 46.7 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 2.53 percent and 2.03 percent, respectively, of the Bank’s variable-rate advances, which contained optionality, were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR and SOFR. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, SOFR, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2020		As of December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$39,237	60.22	$57,711	59.83
Adjustable or variable-rate indexed	18,890	28.99	33,412	34.64
Convertible	6,010	9.22	4,261	4.42
Principal reducing credit	1,025	1.57	1,072	1.11
Total par value	$65,162	100.00	$96,456	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 6—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of June 30, 2020	As of December 31, 2019	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$2,687	$4,556	$(1,869)	(41.01)
U.S. Treasury obligations	1,501	1,499	2	0.12
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	323	89	234	264.75
Government-sponsored enterprises residential	8,664	8,642	22	0.24
Government-sponsored enterprises commercial	11,747	12,518	(771)	(6.16)
Private-label residential	—	876	(876)	(100.00)
Total mortgage-backed securities	20,734	22,125	(1,391)	(6.29)
Total investment securities	24,923	28,181	(3,258)	(11.56)
Other investments:
Interest-bearing deposits (1)	1,638	3,810	(2,172)	(57.03)
Securities purchased under agreements to resell	11,000	8,800	2,200	25.00
Federal funds sold (2)	16,606	9,826	6,780	69.00
Total other investments	29,244	22,436	6,808	30.34
Total investments	$54,167	$50,617	$3,550	7.01
____________
(1)Interest-bearing deposits includes a $510 million and $508 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of June 30, 2020 and December 31, 2019, respectively.
(2) Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of June 30, 2020 and December 31, 2019.

The increase in total investments was primarily due an increase in securities purchased under agreements to resell and federal funds sold. The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market. Additionally, the Bank sold its private-label residential MBS portfolio during the first quarter of 2020.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2020 and December 31, 2019, these investments were 353 percent and 309 percent of the Bank’s regulatory capital, respectively. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances at June 30, 2020 and December 31, 2019. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declined below 300 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2019 to June 30, 2020 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of June 30, 2020 and December 31, 2019. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2020	As of December 31, 2019
	Percent of Total	Percent of Total
Florida	22.96	22.36
South Carolina	20.58	20.47
Virginia	11.44	11.61
Georgia	10.02	9.96
North Carolina	7.80	8.13
All other	27.20	27.47
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2019 to June 30, 2020 was primarily a result of a decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.4 percent of the $126.6 billion in total assets as of June 30, 2020, remaining relatively stable compared to the financing ratio of 93.9 percent as of December 31, 2019.
The Bank often simultaneously entered into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on LIBOR and SOFR. As of June 30, 2020 and December 31, 2019, 58.1 percent and 83.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, 26.5 percent and 33.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based consolidated obligation bonds and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021.

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
Finance Agency regulations establish criteria for four capital classifications, based on the amount and type of capital held by an FHLBank, as follows:
•Adequately Capitalized - FHLBank meets or exceeds both risk-based and minimum capital requirements;
•Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements;

•Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements; and
•Critically Undercapitalized - FHLBank total capital is two percent or less of total assets.

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 24, 2020 the Bank received notification from the Director that, based on March 31, 2020 data, the Bank meets the definition of “adequately capitalized.”

In August 2019, the Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end, which it began assessing in February 2020. As of June 30, 2020, the Bank’s capital stock ratio was 3.11 percent.

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the second quarter and first six months of 2020 and 2019.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2020 and 2019, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net interest income	$90	$132	$(42)	(31.68)	$175	$276	$(101)	(36.34)
Noninterest income	6	4	2	64.81	99	11	88	*
Noninterest expense	34	32	2	4.14	92	71	21	29.17
Affordable Housing Program assessment	6	11	(5)	(39.79)	18	22	(4)	(15.55)
Net income	$56	$93	$(37)	(39.83)	$164	$194	$(30)	(15.57)
____________
* Not meaningful

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items, such as prepayment fees, the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments. During the first six months of 2019, the Bank recognized significant improvements in expected cash flows related to other-than-temporary impairment securities through net interest income.

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $66 million and $9 million for the second quarter of 2020 and 2019, and a decrease of $104 and $13 million for the first six months of 2020 and 2019, respectively.

The decreases in net interest income for the second quarter and first six months of 2020, compared to the same periods in 2019, were primarily due to decreases in interest rates. As noted previously, in response to the global pandemic associated with COVID-19, the FOMC lowered the target range for federal funds to 0.00 percent to 0.25 percent. The decrease in market interest rates during 2020 resulted in increased losses related to derivative and hedging activities and in narrower spreads on interest-earning assets as these changes in interest rates impacted earnings from interest-earning assets more than the offsetting consolidated obligation interest expense. Also, the additional market liquidity from monetary and fiscal stimulus actions resulted in lower demand from the Bank’s members for advances during the second quarter of 2020, which also adversely impacted net interest income.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2020 and 2019 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss)” as “Net losses on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 21 basis points and 19 basis points for the second quarter and first six months of 2020, respectively, compared to 24 basis points and 27 basis points for the same periods in 2019. The decrease in interest-rate spread was primarily due to decreases in interest rates during the periods, which impacted earnings from interest-earning assets more than the expense from interest-bearing liabilities.

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,532	$1	0.07	$4,067	$25	2.50
Securities purchased under agreements to resell	8,066	1	0.05	4,500	28	2.44
Federal funds sold	20,048	4	0.09	12,607	77	2.46
Investment securities (2)	24,712	71	1.15	26,158	205	3.14
Advances	105,419	232	0.89	100,058	659	2.64
Mortgage loans (3)	272	3	4.97	337	5	5.86
Loans to other FHLBanks	—	—	—	2	—	2.41
Total interest-earning assets	162,049	312	0.78	147,729	999	2.71
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	2,955			1,126
Total assets	$165,003			$148,854
Liabilities and Capital
Interest-bearing deposits (4)	$1,981	—	0.01	$1,204	7	2.31
Consolidated obligations, net:
Discount notes	84,610	93	0.44	66,856	410	2.46
Bonds	69,804	129	0.75	72,763	450	2.48
Other borrowings	5	—	5.41	17	—	2.88
Total interest-bearing liabilities	156,400	222	0.57	140,840	867	2.47
Other liabilities	1,130			718
Total capital	7,473			7,296
Total liabilities and capital	$165,003			$148,854
Net interest income and net yield on interest-earning assets		$90	0.22		$132	0.36
Interest-rate spread			0.21			0.24
Average interest-earning assets to interest-bearing liabilities			103.61			104.89
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Nonperforming mortgage loans are included in average balances used to determine average rate.
(4)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,971	$16	0.80	$4,269	$53	2.51
Securities purchased under agreements to resell	7,601	28	0.75	4,423	54	2.44
Federal funds sold	16,544	44	0.54	12,680	155	2.46
Investment securities (2)	25,474	209	1.65	25,369	401	3.18
Advances	102,896	651	1.27	98,782	1,315	2.68
Mortgage loans (3)	280	7	5.02	345	9	5.50
Loans to other FHLBanks	—	—	—	6	—	3.49
Total interest-earning assets	156,766	955	1.23	145,874	1,987	2.75
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	2,158			1,084
Total assets	$158,923			$146,957
Liabilities and Capital
Interest-bearing deposits (4)	$1,836	5	0.50	$1,141	13	2.32
Consolidated obligations, net:
Discount notes	71,016	304	0.86	64,244	782	2.45
Bonds	77,665	471	1.22	73,584	916	2.51
Other borrowings	3	—	5.45	13	—	3.00
Total interest-bearing liabilities	150,520	780	1.04	138,982	1,711	2.48
Other liabilities	1,027			740
Total capital	7,376			7,235
Total liabilities and capital	$158,923			$146,957
Net interest income and net yield on interest-earning assets		$175	0.23		$276	0.38
Interest-rate spread			0.19			0.27
Average interest-earning assets to interest-bearing liabilities			104.15			104.96
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Nonperforming mortgage loans are included in average balances used to determine average rate.
(4)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the second quarter and first six months of 2020, compared to the same periods in 2019, was primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(2)	$(22)	$(24)	$(3)	$(34)	$(37)
Securities purchased under agreements to resell	12	(39)	(27)	24	(50)	(26)
Federal funds sold	29	(102)	(73)	37	(148)	(111)
Investment securities	(11)	(123)	(134)	2	(194)	(192)
Advances	33	(460)	(427)	52	(716)	(664)
Mortgage loans	(1)	(1)	(2)	(2)	—	(2)
Total	60	(747)	(687)	110	(1,142)	(1,032)
Increase (decrease) in interest expense:
Interest-bearing deposits	3	(10)	(7)	5	(13)	(8)
Consolidated obligations, net:
Discount notes	87	(404)	(317)	75	(553)	(478)
Bonds	(18)	(303)	(321)	48	(493)	(445)
Total	72	(717)	(645)	128	(1,059)	(931)
Decrease in net interest income	$(12)	$(30)	$(42)	$(18)	$(83)	$(101)
____________
(1)Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is calculated as the change in rate multiplied by the previous volume. The rate/volume change, calculated as the change in rate multiplied by the change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(13)	$—	$(2)	$—	$(15)
Net changes in fair value hedges	1	—	(6)	17	12
Net interest settlements on derivatives (1)	(99)	—	12	26	(61)
Other (2)	(2)	—	—	—	(2)
Total effect on net interest income	$(113)	$—	$4	$43	$(66)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(1)	$—	$—	$(1)
Total net losses on derivatives	—	(1)	—	—	(1)
Net gains on trading securities (3)	—	1	—	—	1
Total effect on noninterest income	$—	$—	$—	$—	$—
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.
(3)Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended June 30, 2019
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(6)	$—	$—	$(6)
Net changes in fair value hedges	(4)	—	(1)	(5)
Net interest settlements on derivatives (1)	13	—	(12)	1
Other (2)	1	—	—	1
Total effect on net interest income	$4	$—	$(13)	$(9)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(2)	$—	$(2)
Total net losses on derivatives	—	(2)	—	(2)
Net gains on trading securities (3)	—	2	—	2
Total effect on noninterest income	$—	$—	$—	$—
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.
(3)Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(24)	$—	$(2)	$—	$(26)
Net changes in fair value hedges	(8)	—	1	1	(6)
Net interest settlements on derivatives (1)	(129)	—	19	38	(72)
Other (2)	—	—	—	—	—
Total effect on net interest income	$(161)	$—	$18	$39	$(104)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$(2)	$(5)	$—	$—	$(7)
Total net losses on derivatives	(2)	(5)	—	—	(7)
Net gains on trading securities (3)	—	4	—	—	4
Total effect on noninterest income	$(2)	$(1)	$—	$—	$(3)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.
(3)Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2019
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(12)	$—	$—	$—	$(12)
Net changes in fair value hedges	—	—	(5)	—	(5)
Net interest settlements on derivatives (1)	34	—	(30)	—	4
Other (2)	—	—	—	—	—
Total effect on net interest income	$22	$—	$(35)	$—	$(13)
Net losses on derivatives:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$(3)	$—	$(1)	$(4)
Total net losses on derivatives	—	(3)	—	(1)	(4)
Net gains on trading securities (3)	—	3	—	—	3
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.
(3)Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net impairment losses recognized in earnings	$—	$(2)	$2	100.00	$—	$(3)	$3	100.00
Net gains on trading securities	—	1	(1)	(29.69)	5	2	3	127.57
Net realized gains from sale of investment securities	—	—	—	—	85	—	85	100.00
Net losses on derivatives and hedging activities	(1)	(2)	1	84.18	(7)	(4)	(3)	(73.62)
Standby letters of credit fees	5	6	(1)	(20.63)	12	13	(1)	(3.47)
Other	2	1	1	(23.35)	4	3	1	7.61
Total noninterest income	$6	$4	$2	64.81	$99	$11	$88	*
____________
* Not meaningful

During the first quarter of 2020, the Bank sold its entire private-label MBS portfolio. Proceeds from the sale totaled $921 million and resulted in a realized gain of $85 million.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

Total noninterest expense was relatively stable for the second quarter of 2020 compared to the same period in 2019. The increase in total noninterest expense for the first six months of 2020, compared to the same period in 2019, was primarily due to the Bank making an additional $20 million retirement plan contribution during January of 2020, which was recorded in compensation and benefits expense.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first six months of 2020.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first six months of 2020.
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
Portions of the Liquidity Guidance AB were implemented on December 31, 2018 and March 31, 2019, with full implementation on December 31, 2019. This Bank has increased the amount of liquid assets it holds to meet this guidance. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first six months of 2020.
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
As discussed elsewhere in this Report, the COVID-19 pandemic continued to impact the financial markets during the second quarter of 2020. The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first six months of 2020. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.
The Bank’s short-term funding is generally driven by member demand and is achieved through the issuance of consolidated discount notes and short-term consolidated bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have often sought the Bank’s short-term debt as an asset of choice.
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

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:
•the Bank’s joint and several liability for all FHLBank consolidated obligations; and
•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2020 and December 31, 2019, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the FHLBanks had $915.8 billion in aggregate par value of consolidated obligations issued and outstanding, $118.2 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2020.
Refer to Note 13—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of June 30, 2020, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

The Bank does not expect these final rules or the proposed rule, if adopted as proposed, to have a material effect on its financial condition or results of operations.

Finance Agency Final Rule on FHLBank Housing Goals Amendments. On June 3, 2020, the Finance Agency issued a final rule, effective August 24, 2020, amending the FHLBank housing goal regulations. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

While the Bank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on the Bank’s financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic.

Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

Federal Reserve Lending Facilities. The Federal Reserve announced on July 28, 2020 that its lending facilities scheduled to expire on or around September 30, 2020 would be extended through December 31, 2020.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions will begin to expire in July 2020, but some have been extended by regulatory action.
–Additional federal unemployment funds expired July 31, 2020.
–Statutory eviction freeze for federally-backed properties expired July 25, 2020.
–Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on June 17, 2020 until “at least” August 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of the CARES Act on its business, including its continued impact to the U.S. economy and impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the Securities and Exchange Commission, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

Certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank, are indexed to LIBOR, with exposure extending past December 31, 2021. The Bank is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the probability of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Bank. The Bank has adopted a LIBOR transition plan, which outlines the Bank’s transition activities, including LIBOR exposure evaluation, risk management, legal, operational, systems and operations, shareholder and external communication and education, and other aspects of planning. The Bank has a LIBOR Steering Committee, which oversees the Bank’s transition away from LIBOR in accordance with the strategies and requirements put forth by senior management and regulatory guidance, providing periodic reports to the Bank’s executive management committee and board of directors.

As of December 31, 2019, the Bank ceased purchasing assets tied to LIBOR with a contractual maturity beyond December 31, 2021. In light of this change, the Bank is evaluating and transitioning its investment and related hedging strategy, including the availability of alternate permissible investments. In addition, beginning June 30, 2020, the Bank ceased entering into new LIBOR-based transactions involving advances, debt, derivatives, or other products with maturities beyond December 31, 2021. In preparation for this change and to help manage balance sheet exposure to LIBOR-indexed assets and liabilities with maturities beyond 2021, the Bank has begun updating its systems, participating in the issuance of SOFR-indexed consolidated bonds, issuing SOFR-linked advances, and swapping certain financial instruments to Overnight Index Swap (OIS) and SOFR as an alternative interest rate hedging strategy for certain financial instruments. The pace of transition, however, is dependent on external factors, including market developments and demand. The Bank closely monitors and participates in industry activity related to LIBOR transition, including those of the Alternate Reference Rate Committee, the International Swaps and Derivatives Association and the derivative Clearinghouses. The Bank will update its pledged collateral certification reporting requirements as of September 30, 2020 so that members may distinguish LIBOR-linked collateral maturing past December 31, 2021. The Bank intends to utilize this information in connection with its LIBOR exposure evaluation and risk management.

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and is working to identify contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in advance confirmations, consolidated obligations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. The Bank continues to monitor the market-wide efforts to address fallback language related to derivatives and cash products.

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of June 30, 2020 and December 31, 2019, respectively, is set forth below (in millions).

	As of June 30, 2020
	Due/Terminates before or	Due/Terminates after
	on December 31, 2021	December 31, 2021	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$11,616	$2,192	$13,808
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	540	900	1,440
Mortgage-backed securities	19	17,842	17,861
Total investment securities	559	18,742	19,301
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	4,774	9,555	14,329
Uncleared	142	4,485	4,627
Total interest-rate swaps	4,916	14,040	18,956
Total principal/notional amount	$17,091	$34,974	$52,065

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$27,660	$—	$27,660
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	5,822	263	6,085
Uncleared	348	928	1,276
Total interest-rate swaps	6,170	1,191	7,361
Total principal/notional amount	$33,830	$1,191	$35,021
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2019
	Due/Terminates before or	Due/Terminates after
	on December 31, 2021	December 31, 2021	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$24,828	$2,334	$27,162
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	1,312	900	2,212
Mortgage-backed securities	20	20,631	20,651
Total investment securities	1,332	21,531	22,863
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	9,968	11,408	21,376
Uncleared	265	4,901	5,166
Total interest-rate swaps	10,233	16,309	26,542
Total principal/notional amount	$36,393	$40,174	$76,567

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$42,820	$—	$42,820
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	12,973	263	13,236
Uncleared	11,578	1,980	13,558
Total interest-rate swaps	24,551	2,243	26,794
Total principal/notional amount	$67,371	$2,243	$69,614
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of June 30, 2020 and December 31, 2019. The following table presents the notional amount of caps and floors with LIBOR exposure as of June 30, 2020 and December 31, 2019 (in millions).

	As of June 30, 2020	As of December 31, 2019
Terminates before or on December 31, 2021	$3,000	$3,084
Terminates after December 31, 2021	4,000	4,000
Total (1)	$7,000	$7,084
____________
(1) The estimated net fair value of these interest-rate caps and floors was less than $1 million as of June 30, 2020 and December 31, 2019.

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

	As of June 30, 2020		As of December 31, 2019
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	64	$1,122	96	$2,387
2	74	14,038	62	14,958
3	55	6,194	48	10,287
4	70	8,036	91	61,269
5	59	23,524	40	4,695
6	20	8,270	7	79
7	4	55	4	31
8	2	21	1	16
9	1	10	2	12
10	1	18	3	31
Subtotal (rating from 1 to 10)		61,288		93,765
101	12	1,292	11	2,359
102	6	2,507	3	298
103	1	19	1	19
104	3	44	1	15
Subtotal (rating from 101 to 104)		3,862		2,691
Unrated	2	12	—	—
Total par value		$65,162		$96,456

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $20.9 billion and $490 million, respectively, as of June 30, 2020.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of June 30, 2020 and December 31, 2019. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2020	$65,162	$363,596	65.84	9.23	24.93
As of December 31, 2019	96,456	348,964	66.00	8.32	25.68
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2020 and December 31, 2019.

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
Finance Agency regulations prohibit the Bank from investing in any of the following securities:
•instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income people or communities;
•instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;
•debt instruments that are not of investment quality, other than certain investments targeted to low-income people or communities and instruments that the Bank determined became less than investment quality because of developments or events that occurred after purchase by the Bank;
•whole mortgages or other whole loans, other than the following: (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies that are of investment quality; (4) MBS or asset-backed securities that are backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans that are authorized under section 12(b) of the FHLBank Act;
•interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), collateralized debt obligations, and real estate mortgage investment conduits (REMICs);
•residual-interest or interest-accrual classes of CMOs and REMICs;
•fixed-rate or variable-rate MBS, CMOs, and REMICs that are at rates equal to their contractual cap on the trade date and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points; and
•non-U.S. dollar denominated securities.

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

	As of June 30, 2020
	Federal Funds Sold	Interest-bearing Deposits (1)	Net Derivative Exposure (2)	Total
Australia	$1,200	$—	$—	$1,200
Canada	3,450	—	—	3,450
Finland	999	—	—	999
France	800	—	—	800
Germany	1,835	—	—	1,835
Netherlands	1,240	—	—	1,240
Norway	1,240	—	—	1,240
Sweden	3,480	—	—	3,480
Switzerland	—	—	—	—
United States of America	2,362	1,638	12	4,012
Total	$16,606	$1,638	$12	$18,256
_________
(1)Interest-bearing deposits includes a $510 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of June 30, 2020.
(2) Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of June 30, 2020.
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
____________
(1)Interest-bearing deposits includes a $508 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2019.
(2) Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2019.
(3) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $18.2 billion as of June 30, 2020 from $13.6 billion as of December 31, 2019. As of June 30, 2020, there were no counterparties that had greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2020, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of June 30, 2020 and December 31, 2019 (in millions), based on their credit ratings as of June 30, 2020 and December 31, 2019, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of June 30, 2020
	Carrying Value (1)
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$2,687	$—	$—	$2,687
U.S. Treasury obligations	—	1,501	—	—	1,501
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	323	—	—	323
Government-sponsored enterprises residential	—	8,664	—	—	8,664
Government-sponsored enterprises commercial	552	11,195	—	—	11,747
Total mortgage-backed securities	552	20,182	—	—	20,734
Total investment securities	552	24,371	—	—	24,923
Other investments:
Interest-bearing deposits	—	5	1,585	48	1,638
Securities purchased under agreements to resell	—	—	7,000	4,000	11,000
Federal funds sold	—	7,836	8,340	430	16,606
Total other investments	—	7,841	16,925	4,478	29,244
Total investments	$552	$32,212	$16,925	$4,478	$54,167
____________
(1) Investment amounts noted in the above table represent the carrying value and excludes accrued interest receivable of $10 million as of June 30, 2020.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of June 30, 2020.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $5 million of collateral at fair value to its uncleared derivative counterparties as of June 30, 2020.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2020.

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

	As of June 30, 2020
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$43,714	$12	$447	$—	$459
Liability positions with credit exposure:
Single-A	4,820	(122)	138	—	16
Triple-B	6,577	(189)	214	—	25
Cleared derivatives	630	—	5	—	5
Total derivative positions with non-member counterparties to which the Bank had credit exposure	55,741	(299)	804	—	505
Member institutions (1)	32	2	—	(2)	—
Total	$55,773	$(297)	$804	$(2)	$505
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
The allowance for credit losses on MPF loans was $1 million as of June 30, 2020 and December 31, 2019.

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

			As of June 30, 2020	As of December 31, 2019
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,371	$2,382
		Non-qualifying hedges	6	—
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	26,721	26,442
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	41	43
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	472	260
Pay variable with embedded features, receive variable interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	450	650
		Total	30,061	29,777
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	6,852	14,033
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	450	12,240
		Total	7,302	26,273
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	15,404	17,587
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	100	100
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	7,000
		Total	7,100	7,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	65	323
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	—	83
		Total	65	406
Total notional amount			$59,988	$81,199

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2020			As of December 31, 2019
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.40	0.34	0.37	0.23	0.21	0.28
Liabilities	0.26	0.33	0.26	0.21	0.20	0.18
Equity	2.85	0.44	2.75	0.53	0.37	2.38
Effective duration gap	0.14	0.01	0.11	0.02	0.01	0.10
___________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists. The “contrained shock” scenario may not represent current expectations.

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2020			As of December 31, 2019
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$125,395	$124,399	$123,568	$149,996	$148,896	$148,146
Liabilities	118,766	118,572	117,923	142,301	141,858	141,313
Equity	6,629	5,827	5,645	7,695	7,038	6,833
____________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists. The “contrained shock” scenario may not represent current expectations.

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

As of June 30, 2020, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2020, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Additionally, the impact of widespread health emergencies may adversely impact the Bank’s results of operations, such as the impact from the COVID-19 pandemic. As of the date of the filing of this report, the full effects of the COVID-19 pandemic are evolving and unknowable. The COVID-19 pandemic has to date caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue in the near term. Many businesses in the Bank’s district and across the U.S. have been forced to suspend operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims increased dramatically as more employers laid off workers. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services. It could also lead to a devaluation of our assets and/or the collateral pledged by the Bank’s members to secure advances and other extensions of credit, all of which could have an adverse impact on the Bank’s financial condition and results of operations, including as a result of reduced business volumes, reduced income or credit losses.

The Bank’s ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for the Bank’s debt and the cost of the debt the Bank issues, which could impact the Bank’s liquidity and profitability. The Bank’s business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of its interest-bearing liabilities. In response to COVID-19, the FOMC lowered and has maintained the target range for federal funds from 1.50 percent to 1.75 percent to a target range of 0.00 percent to 0.25 percent. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations.

At this time, the Bank is in Phase 2 of its return to office plan, whereby approximately 75 percent of the Bank’s employees are working remotely. The Bank cannot currently predict when its full employee base will be permitted to return to work in our offices. With most of the Bank’s employees working remotely, the Bank could face operational difficulties or disruptions that could impair its ability to conduct and manage its business effectively. In addition, some, most or all of the Bank’s employees, executive management team, or board of directors could become infected with the COVID-19 virus which, depending upon the number and the severity of their cases, could similarly affect the Bank’s ability to conduct and manage its business effectively. Counterparties, vendors and other third parties upon which the Bank relies to conduct its business could be adversely impacted by the COVID-19 pandemic which could, in turn, lead to operational challenges for the Bank. These potential difficulties, disruptions and challenges could increase the likelihood that the Bank’s financial condition and results of operations could be impacted.

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

Federal Home Loan Bank of Atlanta

Date:	August 7, 2020	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	August 7, 2020	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Senior Vice President and Chief Financial Officer