Form 10-K
period 2020-12-31
Federal Home Loan Bank of Atlanta
filed 2021-03-04
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2020, the aggregate par value of the stock held by current and former members of the registrant was $3,681,537,900. As of February 28, 2021, 30,451,499 total shares were outstanding, including mandatorily redeemable capital stock.

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

Forward-looking statements in this report may include, among others, the Bank’s expectations for:

•the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•future performance, including profitability, dividends, retained earnings, developments, or market forecasts;

•repurchases of stock in excess of a stockholder’s total stock investment requirement (excess stock);

•credit losses on advances and investments in mortgage loans and mortgage-backed securities (MBS);

•balance sheet changes and components thereof, such as changes in advances balances and the size of the Bank’s portfolio of investments in mortgage assets;

•the Bank’s minimum retained earnings target;

•the interest rate environment in which the Bank does business;

•forward-looking accounting and financial statement effects; and

•those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

Actual results may differ from forward-looking statements for many reasons including, but not limited to:

•future economic and market conditions, including, for example, inflation and deflation, the timing and volume of market activity; general consumer confidence and spending habits; the strength of local economies in which the Bank conducts its business; housing prices, employment rates, and interest-rate changes that affect the housing markets;

•changes in the demand for the Bank’s advances and other products and services resulting from changes in members’ deposit flows and credit demands, as well as from changes in other sources of funding and liquidity available to members;

•changes in the financial health of the Bank’s members;

•volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for the obligations of Bank members and counterparties to derivatives and similar agreements;

•the risk of changes in interest rates on the Bank’s interest-rate sensitive assets and liabilities;

•uncertainties related to the phase-out of the London Interbank Offered Rate (LIBOR) interest-rate benchmark;

•changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in accounting principles generally accepted in the United States of America (GAAP) and related industry practices and standards, or the application thereof;

•changes in the credit ratings of the U.S. government and/or the FHLBanks;

•political, national, and world events, including acts of war, terrorism, natural disasters, global pandemics or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulators, and/or investors in the consolidated obligations of the FHLBanks;

•competitive forces, including other sources of funding available to Bank members, and other entities borrowing funds in the capital markets;

•the ability to attract and retain skilled individuals, including qualified executive officers;

•the Bank’s ability to develop, implement, promote the efficient performance of, and support and safeguard, technology and information systems, including those provided by third-parties, sufficient to measure and effectively manage the risks of the Bank’s business without significant interruption;

•changes in investor demand for consolidated obligations of the FHLBanks and/or the terms of derivatives and similar agreements, including changes in investor preference and demand for certain terms of these instruments, which may be less attractive to the Bank, or which the Bank may be unable to offer;

•the Bank’s ability to introduce, support, and manage the growth of new products and services and to successfully manage the risks associated with those products and services;

•the Bank’s ability to successfully manage the credit and other risks associated with any new types of collateral securing advances;

•the availability from acceptable counterparties, upon acceptable terms, of swaps, options, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes;

•the uncertainty and costs of litigation, including litigation filed against one or more of the FHLBanks;

•membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members, which could result in decreased advances or other business from such members;

•changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks; and

•adverse developments or events affecting or involving one or more other FHLBanks or the FHLBank System in general.
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

Cooperative. The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 824 financial institutions, comprised of 456 commercial banks, 236 credit unions, 63 savings institutions, 56 insurance companies, and 13 CDFIs as of December 31, 2020.

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

In 2015, the Finance Agency issued an Advisory Bulletin providing guidance on FHLBank core mission achievement. The Advisory Bulletin provides that when developing its strategic business plan with respect to core mission, FHLBanks should consider the guidelines established in the Advisory Bulletin. Pursuant to the Advisory Bulletin, the Finance Agency will assess each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which include advances and acquired member assets, to consolidated obligations. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations and framework for each FHLBank’s strategic plan:

•when the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plan to bring the ratio closer to the preferred ratio; and

•when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. If the FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the board of directors should consider possible strategic alternatives.

The Bank’s core mission activities primarily include the issuance of advances. The Bank’s core mission asset ratio was 65.8 and 70.9 percent as of December 31, 2020 and 2019, respectively. The decrease in advances and compliance with regulatory liquidity guidance, which required the Bank to hold an additional amount of liquid assets, impacted this ratio in 2020. The Bank has developed a plan to bring its core mission asset ratio closer to the preferred ratio.

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

•Credit Products;

•Community Investment Services; and

•Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $52.2 billion and $97.2 billion as of December 31, 2020 and 2019, respectively, and advances represented 56.5 percent and 64.8 percent of total assets as of December 31, 2020 and 2019, respectively. Advances generated 68.1 percent, 65.5 percent, and 67.0 percent of total interest income for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Generally, member institutions use the Bank’s advances for one or more of the following purposes:

•providing funding for mortgages held in the member’s portfolio, including both conforming and nonconforming mortgages;

•providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•providing funding for commercial real estate loans;

•assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member’s balance sheet to interest-rate changes;

•providing a cost-effective alternative to meet contingent liquidity needs and adhere to liquidity management strategies; and

•providing funding for community investment and economic development.

Pursuant to statutory and regulatory requirements, the Bank may only make long-term advances to community financial institutions for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which may include defined small business loans, small farm loans, small agri-business loans, and community development loans. The Bank’s management indirectly monitors the purpose for which members use advances through limitations on eligible collateral as described below.
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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law. Pursuant to its regulations, the Federal Deposit Insurance Corporation (FDIC) has recognized the priority of an FHLBank’s security interest under the FHLBank Act and the right of an FHLBank to require delivery of collateral held by the FDIC, as receiver, for a failed depository institution. Most members provide the Bank with a blanket lien covering substantially all of the member’s real estate-related assets and their consent for the Bank to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, the Bank normally does not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. With respect to non-blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), and given the interaction with certain state insurance laws with the FHLBank Act, the Bank takes delivery of all of those members’ pledged collateral.

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

Adjustable- or variable-rate indexed advances. Adjustable- or variable-rate indexed advances include the following:

•Daily Rate Credit Advance (DRC Advance). The DRC Advance provides short-term funding with rate resets on a daily basis, similar to federal funds lines. The DRC Advance is available generally from one day to 12 months.

•Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is an advance that floats to an index and provides intermediate and long-term funding with rate resets at specified intervals. The ARC Advance is available for a term generally of up to 10 years.

•Floating-to-Fixed Advance. This is an advance that floats to an index and changes to a predetermined fixed rate on a predetermined date prior to maturity. The Bank offers this product with a maturity generally of up to 15 years.

Fixed-rate advances. Fixed-rate advances include the following:

•Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity generally from one month to 20 years. The Bank allows for the inclusion of interest-rate caps and/or floors in certain FRC Advances with terms of 12 months or greater and a par value of $1 million or more.

•Callable Advance. The callable advance is a fixed-rate advance with a fixed maturity and the option for the borrower to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity generally of up to 10 years with options generally from three months to 10 years.

•Expander Advance. The expander advance is a fixed-rate advance with a fixed maturity and an option by the borrower to increase the amount of the advance on a predetermined future date at a predetermined interest rate. The option may only be European. The Bank has established internal limits on the amount of such options that may be sold based upon which quarter they will mature. The Bank offers this product with a maturity generally of two years to 20 years with an option exercise date that can be set generally from one month to 10 years.

•Principal Reducing Credit Advance (PRC Advance). The PRC Advance is a fixed-rate advance with a final maturity generally of up to 20 years and predetermined principal reductions on specific dates. The reduction schedule is predetermined by the borrower and may be scheduled on a monthly, quarterly, semi-annual, or annual basis. Amortization options include equal payments or structures similar to a mortgage.

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

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 9—Advances to the Bank’s 2020 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$33,816	66.77	$57,711	59.83
Adjustable or variable-rate indexed	10,678	21.09	33,412	34.64
Convertible	5,316	10.50	4,261	4.42
Principal reducing credit	833	1.64	1,072	1.11
Total par value	$50,643	100.00	$96,456	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2020
Institution	State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

TIAA, FSB	Florida	$7,571	14.95	1.44
Bank of America, National Association	North Carolina	7,507	14.83	0.28
Navy Federal Credit Union	Virginia	6,495	12.83	2.43
Pentagon Federal Credit Union	Virginia	3,804	7.51	1.37
Truist Bank	North Carolina	3,455	6.82	1.45
BankUnited, National Association	Florida	3,121	6.16	0.46
Fidelity & Guaranty Life Insurance Company	Maryland	1,206	2.38	2.12
City National Bank of Florida	Florida	1,200	2.37	0.71
Amerant Bank, National Association	Florida	1,050	2.07	1.20
Raymond James Bank, National Association	Florida	850	1.68	0.38
Subtotal (10 largest borrowers)		36,259	71.60	1.25
Subtotal (all other borrowers)		14,384	28.40	1.42
Total par value		$50,643	100.00	1.30
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

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to 10 years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as they are for advances. Standby letters of credit are not currently subject to a specific activity-based capital stock purchase requirement. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $16.0 billion and $32.5 billion of outstanding standby letters of credit as of December 31, 2020 and 2019, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2020
Institution	State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	North Carolina	$10,615	15.92
TIAA, FSB	Florida	7,671	11.50
Navy Federal Credit Union	Virginia	6,503	9.75
BBVA USA	Alabama	6,499	9.75
Pentagon Federal Credit Union	Virginia	3,903	5.85
Truist Bank	North Carolina	3,482	5.22
BankUnited, National Association	Florida	3,121	4.68
City National Bank of Florida	Florida	1,780	2.67
Cadence Bank, N.A.	Georgia	1,421	2.13
Fidelity & Guaranty Life Insurance Company	Maryland	1,206	1.81
Subtotal (10 largest borrowers)		46,201	69.28
Subtotal (all other borrowers)		20,483	30.72
Total advances par value and standby letters of credit		$66,684	100.00

Community Investment Services

The Bank’s Affordable Housing Program (AHP) provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income households. The Bank offers the AHP General Fund and AHP Homeownership Set-aside programs. Additionally, the Community Investment Cash Advance (CICA) program is offered to members in the form of a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. A description of each program is as follows:

•the AHP General Fund is offered annually through a competitive application process and provides funds for either new construction or rehabilitation rental or ownership real estate projects submitted through member financial institutions;

•the AHP Homeownership Set-aside program provides funds that can be used by homebuyers for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation if homes for households at or below 80 percent of the area median income. The funds are available on a first-come, first-served basis through member financial institutions and available through the following distinct products: First-time Homebuyer, Community Partners, Community Rebuild and Restore, and Coronavirus Disease 2019 (COVID-19) Structured Partnership Product; and

•the CICA program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2020, 2019, and 2018. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $28 million, $41 million, and $46 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In December 2020, the Board approved the Bank’s 2021 Targeted Community Lending Plan (TCLP) which provided an assessment of the community lending and housing related market conditions in the Bank’s district, the emerging trends arising from these conditions and the Bank’s strategic response to these market conditions. The Bank’s strategic response is reflected via the goals, strategies, tactics and measures of success in three areas: products; services; and knowledge sharing. With respect to products, the TCLP addresses the AHP, CICA program, and voluntary programs. There are no new programs in the 2021 TCLP however, there are new application scoring criteria under the AHP General Fund; new products under the AHP Homeownership Set-Aside program; and an elimination of the Community Heroes voluntary program. The TCLP also includes the annual AHP allocation policy. With respect to Services, the TCLP continues the Bank’s focus on its CRA Center of Excellence; outreach to minority serving organizations, and leveraging the Bank’s products to enhance the capacity of shareholder CDFIs, low-income designated credit unions, and minority depository institutions.

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

The Bank also acts as an intermediary to meet certain derivatives needs of its smaller members that have limited or no access to the capital markets. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank entering into a derivative with a member and then entering into a mirror-image derivative with one of the Bank’s approved counterparties. The derivatives entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image derivatives. The net result of the accounting for these derivatives is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction. The Bank has ceased offering intermediated swaps that contain a LIBOR leg, as the Bank transitions away from LIBOR as a benchmark interest rate.

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provided members an alternative to holding mortgage loans in a portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® Program (MPF® Program), a program developed by FHLBank Chicago and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios. The Bank may also acquire fixed-rate residential mortgage loans through participation in eligible mortgage loans purchased from other FHLBanks.

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

The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. One of the Bank’s PFIs under the traditional MPF products, Truist Bank, was among the Bank’s top 10 borrowers as of December 31, 2020.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance®”, and “MPF®” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2020.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2020, the Bank’s investment securities consist of MBS issued by GSEs or U.S. government agencies; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The Bank ceased purchasing private-label MBS in 2008 and in January 2020 the Bank sold its private-label residential MBS portfolio. The investment securities portfolio generally provides the Bank with higher returns than those available in other permissible investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. Treasury obligations, U.S. agency, and GSE securities were 60.4 percent and 53.9 percent of the Bank’s total investments as of December 31, 2020 and 2019, respectively, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 30.9 percent, 34.0 percent, and 32.4 percent of total interest income for the years ended December 31, 2020, 2019, and 2018, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance included a carrying value of $0 and $552 million of MBS that were issued by one of the Bank’s members or an affiliate of a member as of December 31, 2020 and 2019, respectively. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2020 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

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

Finance Agency regulations also state that the Bank must maintain the following types of assets that are free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the consolidated obligations outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of consolidated obligations shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

•cash;

•obligations of, or fully guaranteed by, the United States;
•secured advances;

•mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States; and

•investments described in Section 16(a) of the FHLBank Act which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

The Bank was in compliance with this Finance Agency regulation as of December 31, 2020 and 2019.

Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that may use a variety of indices, such as Secured Overnight Financing Rate (SOFR) and Overnight Index Swap (OIS). The Bank, working through the Office of Finance, is able to customize consolidated obligations to meet investor demands. Customized features can include different indices and embedded derivatives. The Bank offsets these customized features predominantly by derivatives to reduce the market risk associated with the consolidated obligations.
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

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payments of all current obligations (which includes the Bank’s obligation to pay principal and interest on consolidated obligations issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

•the Bank is unable to provide the required certification;

•the Bank projects, at any time, that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter;

•the Bank actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter; or

•the Bank negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter.

The Bank must file a consolidated obligation payment plan for Finance Agency approval upon the occurrence of any of the following:
•the Bank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations;

•the Bank becomes a noncomplying FHLBank as a result of being required to provide notice to the Finance Agency of certain matters related to liquidity requirements or inability to meet current obligations; or

•the Finance Agency determines that the Bank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $2.0 billion and $1.5 billion as of December 31, 2020 and 2019, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $42.6 billion and $98.5 billion as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the membership stock requirement was 0.09 percent (nine basis points) of the member’s total assets, subject to a cap of $15 million.

As of December 31, 2020, the activity-based stock requirement was the sum of the following:

•4.25 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

On January 29, 2021, the board of directors approved an adjustment to the membership stock requirement to 0.05 percent (five basis points) of the member’s total assets, and an adjustment of the cap to $16.20 million, as well as an adjustment to the activity-based stock requirement to 3.75 percent of the member’s outstanding par value of advances. These changes become effective March 19, 2021.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), although this percentage was set at zero as of December 31, 2020. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2020. Currently, the Bank does not have a capital stock requirement for the issuance of standby letters of credit. The Bank has received regulatory communication relating to the inclusion of an activity stock requirement for standby letters of credit, the specific terms of which are being assessed by the Bank, and any such requirement will need to be included in an amended capital plan, which would require both approval of the Bank’s board of directors and the Finance Agency.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5, Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 12—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2020 audited financial statements.

Derivatives

Finance Agency regulations and the Bank’s Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit the trading or speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the exposure to interest-rate risk inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. These derivatives consist of interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

•reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•mitigate the adverse earnings effects of the shortening or lengthening of certain assets (e.g., mortgage assets) and liabilities;

•protect the value of existing asset or liability positions;

•manage embedded options in assets and liabilities; and

•achieve overall asset/liability management objectives.

The total notional amount of the Bank’s outstanding derivatives was $35.1 billion and $81.2 billion as of December 31, 2020 and 2019, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Regulatory Oversight, Audits, and Examinations

The Bank’s business is subject to extensive regulation and supervision. The laws and regulations to which the Bank is subject cover all key aspects of its business, and directly and indirectly affect the Bank’s product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this Report, such laws and regulations may have a significant effect on key drivers of the Bank’s results of operations, including, for example, the Bank’s capital and liquidity, product and service offerings, risk management, and costs of compliance.

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. In addition, the Bank must submit monthly financial information on the condition and results of operations of the Bank to the Finance Agency. The Bank is also subject to regulation by the SEC, the Financial Crimes Enforcement Network (FinCEN), and the Commodity Futures Trading Commission.

The Government Corporation Control Act provides that, before a government corporation (which includes each of the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the FHLBank Act, the Secretary of the Treasury has the authority, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

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

Human Capital Resources

The Bank’s human capital is a significant contributor to the achievement of our strategic business objectives. In managing our human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2020, the Bank had 322 full-time and two part-time employees. As of December 31, 2020, approximately 46.3 percent of the Bank’s workforce is female, 53.7 percent male, 53.1 percent non-minority and 46.9 percent minority. The Bank’s workforce is leanly staffed, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2020, the average tenure of the Bank’s employees was 11.5 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards

The Bank seeks to attract, develop and retain a diverse group of talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank supports this objective by sponsoring a combination of compensation, benefits, development, and employee wellness programs. Specifically, the Bank’s programs include:
•Cash based compensation - base salary, performance based incentives, service awards, and spot bonus program;
•Benefits – retirement plan benefits, health insurance coverage, flexible spending accounts, life and AD&D insurance, supplemental life insurance, and disability insurance;
•Wellness – onsite fitness center, employee assistance program, health coaching and interactive education sessions;
•Culture – internal groups with various opportunities for participation, communication, learning and cultural and inclusion initiatives;
•Work/Life balance – Time away from work including time off for vacation, sick, personal, holidays, voting, jury duty, bereavement and volunteer opportunities, parental and military leave and flexible work arrangements including remote working options;
•Development programs and training – Internal and external programs focused on leadership development, skills development, employee engagement, and the Bank’s Employer of Choice strategy; educational assistance program and professional certification assistance; and
•Succession planning – the Bank’s board and leadership actively engage in succession planning, with defined plans for executive level positions and positions reporting directly to department leaders as well as identified critical roles.

The Bank’s Performance Management program provides a framework for managing and developing employee performance including accomplishment of individual and team objectives. Annual ratings are based on established competencies and a consistent rating scale and help differentiate and recognize high performers.

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which comply with government regulations. This includes having a significant portion of the Bank’s employees work remotely, while implementing additional safety measures for employees continuing critical on-site work.

Diversity and Inclusion Program

Diversity and inclusion is a strategic business priority for the Bank. The Bank’s diversity and inclusion officer is a member of the senior management team, reports to the President and Chief Executive Officer and serves as a liaison to the board of directors. The Bank recognizes that diversity increases capacity for innovation and creativity and that inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts. The Bank operationalizes its commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success and it reports regularly on its performance to management and the board of directors. The Banks offers a range of opportunities for its employees to connect, and grow personally and professionally through its diversity and inclusion council and event planning groups. The Bank considers learning an important component of its diversity and inclusion strategy and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management and succession planning process. The Bank also incorporates diversity and inclusion as a key component of its incentive plan framework to ensure organizational focus and accountability.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2020, 2019, and 2018. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $28 million, $41 million, and $46 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Business and Regulatory Risk

The COVID-19 pandemic and related developments could increase many of the risk faced by the Bank and adversely affect the Bank’s profitability and financial condition.
The impact of widespread health emergencies may adversely impact the Bank’s results of operations, such as the impact from the COVID-19 pandemic. The COVID-19 pandemic has to date caused significant economic and financial volatility both in the U.S. and around the world, and has led to a global recession. Many businesses in the Bank’s district and across the U.S. have, at times, been forced to suspend operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims increased dramatically as more employers laid off workers. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could further reduce demand at our member institutions, which could impact members’ demand for our products and services. It could also lead to a devaluation of our assets and/or the collateral pledged by the Bank’s members to secure advances and other extensions of credit, or increase credit losses, including as a result of increased forbearances granted by the Bank’s members, all of which could have an adverse impact on the Bank’s financial condition and results of operations. As of the date of the filing of this Report, the full effects of the COVID-19 pandemic continue to evolve and are unknowable.

The Bank’s ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. Volatility in the capital markets caused by the COVID-19 pandemic could impact demand for the Bank’s debt and the cost of the debt the Bank issues, which could impact the Bank’s liquidity and profitability. The Bank’s business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of its interest-bearing liabilities. In response to COVID-19, the Federal Open Market Committee (FOMC) lowered and has maintained the target range for federal funds at 0.00 percent to 0.25 percent. The outlook for 2021 and beyond is uncertain, and it is likely that the FOMC will keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations.

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

Changes in statutory or regulatory requirements, or their application, could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance; a change in membership or permissible business activities; additional liquidity and capital requirements; or a decrease in the size, scope, or nature of the FHLBanks’ lending or investment activities, any of which could negatively impact the Bank’s financial condition and results of operations.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

We operate in a highly competitive environment. Advances are the Bank’s primary product offering and represented 56.5 percent of the Bank’s total assets for the year ended December 31, 2020. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. The Bank expects this short-term advance preference to continue during 2021. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the Bank’s financial condition and results of operations. Advances due in one year or less comprised 46.1 percent of the Bank’s total advances outstanding as of December 31, 2020.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank’s largest borrowers as of

December 31, 2020, were TIAA, FSB, which accounted for $7.6 billion, or 15.0 percent, Bank of America, National Association, which accounted for $7.5 billion, or 14.8 percent, and Navy Federal Credit Union, which accounted for $6.5 billion, or 12.8 percent of the Bank’s total advances then outstanding. In addition, as of December 31, 2020, 10 of the Bank’s member institutions (including TIAA, FSB; Bank of America, National Association; and Navy Federal Credit Union) collectively accounted for $36.3 billion, or 71.6 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, including among the Bank’s members. If one or more of the Bank’s largest borrowers ceased membership, or if the Bank were to experience a decrease in the amount of business with one or more of its largest borrowers, whether as the result of a merger or other transaction, or as a result of market conditions, competition or otherwise, the Bank’s financial condition and results of operations could be negatively affected.

Replacement of the LIBOR benchmark interest rate may have an impact on the Bank’s business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Although the administrator of LIBOR has more recently expressed its intention to not cease publication of U.S. LIBOR rates for some tenors until June 30, 2023, there can be no assurance that LIBOR rates, of any particular currency or tenor, will continue to be published through any particular date.

The Alternative Reference Rates Committee, which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline, has proposed the SOFR as its recommended alternative to LIBOR. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. As noted throughout this Report, many of the Bank’s assets and liabilities were historically indexed to LIBOR. The Bank is evaluating the potential impact of and planning for the eventual replacement of the LIBOR benchmark interest rate, including the probability of SOFR as the dominant replacement. In 2020, the Bank ceased entering into LIBOR financial transactions with maturities that extend beyond 2021. The market transition away from LIBOR may continue to be complicated and present uncertainties. While market and industry participants have worked to achieve consistency in the conventions for cash products and derivatives used to hedge them, they may not always align for legacy transactions. There can be no guarantee that alternatives may or may not be developed with additional complications. The Bank is not able to predict whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of a possible transition to SOFR or an alternate replacement will have on the Bank’s business, financial condition, or results of operations.

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
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. In 2018, the Finance Agency issued new liquidity requirements in a separate regulatory directive. These liquidity requirements have required the Bank to hold an additional amount of liquid assets, which could make it more challenging for the Bank to meets its core mission asset ratio, and could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income.

Market Risk

Changes in interest rates could significantly affect the Bank’s earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding advances and investments and interest paid on the Bank’s borrowings and other liabilities. Although the Bank uses a number of measures to monitor and manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from duration mismatches. The existence of gaps in interest-rate sensitivities means that either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank’s position, any such gap could adversely affect the net present value of the Bank’s interest-sensitive assets and liabilities, which could negatively affect the Bank’s financial condition and results of operations.

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

The Bank uses a significant amount of derivative instruments to attempt to reduce its interest-rate risk and mortgage prepayment risk. The Bank determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends on the ability of the Bank to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding financial instruments.

Certain changes to statutory and regulatory requirements for derivative transactions, including rules that would subject non-cleared swaps to a mandatory two-way initial margin requirement, among other things, could adversely affect the liquidity and pricing of derivative transactions entered into by the Bank, making derivative trades more costly and less attractive as risk management tools. As of June 30, 2020, the Bank ceased swapping new transactions to LIBOR in accordance with the supervisory letter issued by the Finance Agency. Many of the Bank’s legacy derivative instruments are swapped to LIBOR-based rates and indices, and there can be no assurances that ongoing efforts to transition away from LIBOR, including the market’s adoption of alternative benchmarks and new contractual terms for legacy transactions, will not adversely affect the trading market or value of derivatives.

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

During 2020, in response to monetary and fiscal stimulus related to the global pandemic associated with COVID-19, market interest rates declined significantly. The decrease in market interest rates has impacted the Bank’s income on interest-earning assets and net income. Additionally, these stimulus actions have resulted in lower demand from the Bank’s members for advances, further impacting net income. The Bank expects that the current low market interest rate environment, as well as decreased advance demand, may continue into the foreseeable future which could decrease the Bank’s future net income. As such, the amount that the Bank pays as dividends could be impacted.

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

The Bank assumes secured and unsecured credit risk exposure associated with securities transactions, money market transactions, supplemental mortgage insurance agreements, and derivative contracts. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. The Bank’s credit risk may be exacerbated based on market movements that impact the value of the derivative or collateral positions, the failure of a counterparty to return collateral to the Bank, or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any failure to properly perfect the Bank’s security interest in collateral or any disruption in the servicing of collateral in the event of a default could create credit losses for the Bank.

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

As of December 31, 2020, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All ratings are with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States.

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

The Bank relies heavily upon information systems and other technology. Any disruption or failure of the Bank’s information systems or other technology or those of critical vendors and third parties, such as the Federal Reserve Banks, could adversely impact the Bank’s business, reputation, financial condition, and results of operations.

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

Like many financial institutions, the Bank has seen an increase in cyberattack attempts. For the Bank, these attempts have predominantly occurred through phishing, social engineering scams, and ransomware. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank devotes substantial resources and deploys preventative measures to secure the Bank’s systems, including firewalls, email security, and anti-virus solutions. These measures, or the Bank’s system redundancies and other continuity measures, may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure or interruption in our business continuity, disaster recovery or certain information systems, or a cybersecurity event, could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. While the Bank maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance may be insufficient to cover all losses or types of claims that may arise. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense, to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

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

An economic downturn or natural disaster, including those resulting from climate change, in the Bank’s region could adversely affect the Bank’s profitability and financial condition.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region (including on a state or local level) could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments, and mortgage loans held in portfolio. Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods, or other natural disasters. These natural disasters, including those resulting from climate change, could damage or dislocate the facilities or the underlying business of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

The loss of key personnel or difficulties recruiting and retaining qualified personnel, including as a result of executive compensation regulatory requirements, could adversely impact the Bank’s business and financial results.

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

Each FHLBank’s board of directors has the statutory authority and responsibility to select, employ and fix the compensation of its officers and employees in order to help ensure the hiring and retention of qualified staff. However, as the regulator of the FHLBanks, the Finance Agency has the authority to determine whether compensation paid to any executive officer is in its view not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. Depending on how such authority is exercised, the Bank’s ability to hire and retain qualified executive officers could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 213,344 square feet of this space and leases the remaining space to tenants. The Bank leases an off-site backup facilities comprising approximately 9,402 square feet for the Bank’s disaster recovery center. The Bank also leases 2,993 square feet of office space located in Washington, D.C., which is shared with two other FHLBanks. The Bank’s management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five-year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2021, the Bank had 828 member and non-member shareholders and 30 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2020, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $43.0 billion, $49.6 billion, and $39.2 billion in standby letters of credit in 2020, 2019, and 2018, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Bank and should be read in conjunction with the Bank’s 2020 audited financial statements and related notes thereto and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2016 to 2020, have been derived from annual financial statements, including the statements of condition as of December 31, 2020 and 2019 and the related statements of income for the years ended December 31, 2020, 2019, and 2018 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or annual periods (dollars in millions):

	As of or for the Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of Condition (as of year end)
Total assets	$92,295	$149,857	$154,476	$146,566	$138,671
Advances	52,168	97,167	108,462	102,440	99,077
Investments (1)	36,380	50,617	44,309	40,378	36,510
Mortgage loans held for portfolio, net	218	296	360	435	523
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	1,998	1,492	1,176	1,177	1,118
Consolidated obligations, net:
Discount notes (2)	25,385	52,134	66,025	50,139	41,292
Bonds (2)	59,379	88,503	79,114	87,523	88,647
Total consolidated obligations, net (2)	84,764	140,637	145,139	137,662	129,939
Mandatorily redeemable capital stock	—	1	1	1	1
Affordable Housing Program payable	82	89	85	77	69
Capital stock - putable	3,078	4,988	5,486	5,154	4,955
Retained earnings	2,198	2,153	2,110	2,003	1,892
Accumulated other comprehensive (loss) income	(16)	22	51	110	104
Total capital	5,260	7,163	7,647	7,267	6,951
Statements of Income (for the year ended)
Net interest income (3)	333	535	561	157	334
Reversal of provision for credit losses	—	—	—	—	(1)
Net impairment losses recognized in earnings	—	(13)	(3)	(2)	(3)
Net gains (losses) on trading securities	4	3	(1)	(5)	(30)
Net realized gains from sale of investment securities	85	—	—	—	—
Net (losses) gains on derivatives and hedging activities	(6)	(4)	29	341	119
Standby letters of credit fees	19	24	25	26	28
Other income (4)	11	9	1	7	(3)
Noninterest expense	163	146	150	136	137
Income before assessment	283	408	462	388	309
Affordable Housing Program assessment	28	41	46	39	31
Net income	255	367	416	349	278
Performance Ratios (%)
Return on equity (5)	3.95	5.09	5.54	4.97	4.08
Return on assets (6)	0.19	0.25	0.27	0.25	0.20
Net interest margin (7)	0.26	0.36	0.37	0.11	0.24
Regulatory capital ratio (as of year end) (8)	5.72	4.77	4.92	4.88	4.94
Equity to assets ratio (9)	4.90	4.85	4.93	4.97	4.88
Dividend payout ratio (10)	93.86	88.25	74.12	68.40	81.08

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2020	$662,051
December 31, 2019	885,114
December 31, 2018	886,081
December 31, 2017	896,441
December 31, 2016	859,361

(3) The Bank adopted new accounting guidance related to derivatives and hedging activities effective January 1, 2019. The impact of this guidance changed the presentation of net interest income as described in Note 15—Derivatives and Hedging Activities to the Bank’s audited financial statements.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2020 and 2019, and results of operations for the years ended December 31, 2020 and 2019. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2019 and 2018, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2019 Annual Report on Form 10-K, as filed with the SEC on March 5, 2020.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2020 included in Item 8 of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The COVID-19 pandemic impacted the financial markets throughout 2020. In light of these market conditions, the FOMC lowered and maintained the target range for federal funds of 0.00 percent to 0.25 percent, and market interest rates continued at historically low levels. Additionally, the Federal Reserve continued its emergency actions, initiated in March 2020, to help facilitate liquidity and support stability in the capital markets. In particular, the Federal Reserve has continued to increase its provision of liquidity to the repurchase agreements and U.S. Treasury markets through open market operations. Additional fiscal stimulus through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other measures has also led to increased liquidity and deposit levels at the Bank’s member institutions. As discussed below, these actions and market conditions reduced demand for the Bank’s advances during 2020. The Bank continued to meet its funding needs through December 31, 2020.

Operating Status Update

As a financial institution, the Bank is part of the nation’s critical infrastructure, has continually operated its business, and has continued to serve as a reliable source of funding for its members. The Bank continues to operate in Phase 2 of its return to office plan, pursuant to which approximately 25 percent of the Bank’s employees are working on-site. To date, the Bank has not experienced significant operational difficulties or disruptions, however the possibility exists, which could impair the Bank’s ability to conduct and manage its business effectively. To date, no member of the Bank’s executive management team has been incapacitated or unable to perform duties. The Bank’s board of directors regularly reviews the Bank’s succession plan in the event of incapacitation of any executive team member.

Financial Condition
As of December 31, 2020, total assets were $92.3 billion, a decrease of $57.6 billion, or 38.4 percent, from December 31, 2019. This decrease was primarily due to a $45.0 billion, or 46.3 percent, decrease in advances. Decreased demand for liquidity from the Bank’s members, caused by increased member deposits were the primary drivers of the decrease in advance balances.
As of December 31, 2020, total liabilities were $87.0 billion, a decrease of $55.7 billion, or 39.0 percent, from December 31, 2019. This decrease was primarily due to a $55.9 billion, or 39.7 percent, decrease in consolidated obligations. Consolidated obligations are the principal funding source used by the Bank and the decrease in funding was driven by the decrease in advance demand.
As of December 31, 2020, total capital was $5.3 billion, a decrease of $1.9 billion, or 26.6 percent, from December 31, 2019. This decrease was primarily due to a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the year.
Results of Operations
Net interest income was $333 million for 2020, a decrease of $202 million, or 37.8 percent, from net interest income of $535 million for 2019. During 2020, market interest rates declined significantly and have remained at historically low levels and the low market interest rates impacted the Bank’s income on interest-earning assets resulting in lower net interest income. Further, the additional market liquidity from the monetary and fiscal stimulus actions resulted in lower demand from the Bank’s members for advances.
The Bank recorded net income of $255 million for 2020, a decrease of $112 million, or 30.5 percent, from net income of $367 million for 2019. The decrease in net income was primarily due to lower net interest income, as described above. In addition, during 2020 the Bank made an additional voluntary $20 million retirement plan contribution which reduced net income. The decrease in net income was partially offset by an $85 million gain from the sale of the Bank’s private-label MBS investment portfolio during the first quarter of 2020.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 3.95 percent for 2020, compared to 5.09 percent for 2019. The decrease in ROE was primarily due to the decrease in net income during the year. ROE spread to average three-month LIBOR was 330 basis points for 2020, compared to 276 basis points for 2019. The increase in the ROE spread to three-month average LIBOR was primarily due to a decrease in three-month average LIBOR during 2020 compared to 2019. The Bank is currently planning for the eventual replacement of the LIBOR benchmark interest rate, including the probability of SOFR as the dominant replacement. For comparative purposes, the Bank’s ROE spread to average SOFR was 359 basis points for 2020. Beginning in 2021, the Bank will begin using ROE spread to average SOFR in this analysis and cease using a LIBOR-based performance metric.
The Bank’s interest-rate spread was 22 basis points for 2020, compared to 25 basis points for 2019. The decrease in the Bank’s interest-rate spread was primarily due to the decrease in market interest rates which impacted interest income related to interest-earning assets more than the offsetting interest expense related to interest-bearing liabilities.

Business Outlook

The Bank’s business model is focused on enhancing the total value of the cooperative for its members by serving as their trusted advisor. The Bank focuses these efforts on offering readily available, competitively priced advances, a potential return on investment, support for community investment activities, and other credit and noncredit products and services. As part of the Bank’s cooperative structure, the Bank has chosen to operate with narrow margins, passing on its low funding costs to members, which causes the Bank’s profitability to be sensitive to changes in market conditions.

The state of the economy is a significant component in determining the Bank’s overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank’s portfolio. External factors such as liquidity levels at member institutions, fiscal and monetary policies, performance of global economies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

Interest rates are also a significant factor on the Bank’s business outlook. As discussed throughout this Report, the Federal Reserve lowered interest rates during 2020 to historic lows. Changes in interest rates can impact the Bank’s interest rate risk management, profitability, and ROE. It can also impact member advance demand, as rate uncertainty can impact deposit levels at the Bank’s members.

The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. As discussed throughout this Report, the Federal Reserve has undertaken a number of emergency actions to increase market liquidity, which along with market conditions resulting from the COVID-19 pandemic, resulted in substantially higher deposit levels at member institutions. These higher deposit levels reduced member demand for new advances and gave rise to prepayments of existing advances, resulting in a significantly lower advance balance as of December 31, 2020.The Bank expects that the current low market interest rate environment, as well as decreased advance demand, will continue into the foreseeable future, which reduced the Bank’s net income in 2020 and is expected to reduce the Bank’s net income for 2021. If the Bank experiences these lower levels of net income, the amount that the Bank pays as dividends could be impacted.

The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets. Given the evolving and unknowable effect of the COVID-19 pandemic on these external factors, the Bank cannot predict the extent to which, and the duration of, the impact to the Bank’s future business performance and profitability due to the COVID-19 pandemic. A more detailed discussion of the risks to the Bank associated with the COVID-19 pandemic is discussed in Item 1A—Risk Factors.

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

Management continues to be focused and engaged on implementing an effective transition away from LIBOR. Many of the Bank’s assets and liabilities, and its derivative transactions, were historically indexed to LIBOR. There are complexities, risks and uncertainties involved with transitioning to alternative rates, and the transition involves considerable time and resources, all of which can impact the Bank’s business outlook.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$52,168	56.52	$97,167	64.84	$(44,999)	(46.31)
Investment securities	21,966	23.80	28,181	18.81	(6,215)	(22.05)
Other investments	14,414	15.62	22,436	14.97	(8,022)	(35.76)
Mortgage loans, net	218	0.24	296	0.20	(78)	(26.33)
Other assets	3,529	3.82	1,777	1.18	1,752	98.63
Total assets	$92,295	100.00	$149,857	100.00	$(57,562)	(38.41)
Consolidated obligations, net:
Discount notes	$25,385	29.17	$52,134	36.53	$(26,749)	(51.31)
Bonds	59,379	68.22	88,503	62.02	(29,124)	(32.91)
Deposits	1,998	2.30	1,492	1.05	506	33.85
Other liabilities	273	0.31	565	0.40	(292)	(51.53)
Total liabilities	$87,035	100.00	$142,694	100.00	$(55,659)	(39.01)
Capital stock	$3,078	58.53	$4,988	69.63	$(1,910)	(38.28)
Retained earnings	2,198	41.79	2,153	30.06	45	2.06
Accumulated other comprehensive (loss) income	(16)	(0.32)	22	0.31	(38)	(176.27)
Total capital	$5,260	100.00	$7,163	100.00	$(1,903)	(26.57)

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2020		2019
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$23,326	0.48	$64,413	1.90
Due after one year through two years	3,803	1.80	7,421	2.21
Due after two years through three years	3,347	2.03	5,420	2.36
Due after three years through four years	2,643	1.93	3,382	2.72
Due after four years through five years	3,657	1.80	4,778	2.44
Due after five years	13,867	2.12	11,042	2.61
Total par value	50,643	1.30	96,456	2.09
Deferred prepayment fees	(55)		(9)
Discount on AHP advances	(3)		(3)
Discount on EDGE (1) advances	(1)		(2)
Hedging adjustments	1,584		725
Total	$52,168		$97,167
____________
(1) Economic Development and Growth Enhancement Program

Total advances decreased by 46.3 percent as of December 31, 2020, compared to December 31, 2019. In response to the deteriorating market conditions in early 2020, the Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity from monetary and fiscal stimulus actions resulted in increased deposits at the Bank’s members and lower demand for the Bank’s advances. The Bank expects that advance demand will continue at reduced levels. A significant percentage of advances made during 2020 were short-term advances.
As of December 31, 2020 and 2019, 78.8 percent and 64.6 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, primarily based on LIBOR and SOFR. As of December 31, 2020 and 2019, 63.2 percent and 46.7 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.38 percent and 2.03 percent, respectively, of the Bank’s variable-rate advances, which contained optionality, were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR and SOFR. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 71.6 percent of the Bank’s total advances outstanding as of December 31, 2020. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2020 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank’s advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$2,307	$4,556	$(2,249)	(49.36)
U. S. Treasury obligations	1,500	1,499	1	0.07
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	295	89	206	232.43
Government-sponsored enterprises residential	7,283	8,642	(1,359)	(15.73)
Government-sponsored enterprises commercial	10,580	12,518	(1,938)	(15.48)
Private-label residential	—	876	(876)	(100.00)
Total mortgage-backed securities	18,158	22,125	(3,967)	(17.93)
Total investment securities	21,966	28,181	(6,215)	(22.05)
Other investments:
Interest-bearing deposits (1)	1,644	3,810	(2,166)	(56.85)
Securities purchased under agreements to resell	9,500	8,800	700	7.95
Federal funds sold (2)	3,270	9,826	(6,556)	(66.72)
Total other investments	14,414	22,436	(8,022)	(35.76)
Total investments	$36,380	$50,617	$(14,237)	(28.13)
____________
(1)Interest-bearing deposits includes a $431 million and $508 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2020 and 2019, respectively.
(2) Federal funds sold includes $180 million and $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2020 and 2019, respectively.

The decrease in total investment securities was primarily due to the maturities and prepayments that occurred during 2020 and the sale of the Bank’s private-label residential mortgage backed securities portfolio which occurred in the first quarter of 2020. The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of December 31, 2020 and 2019, these investments were 344 percent and 309 percent of the Bank’s regulatory capital, respectively. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances as of December 31, 2020 and 2019. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2020 audited financial statements for information on securities with unrealized losses as of December 31, 2020 and 2019.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2019 to December 31, 2020 was primarily due to the maturity and prepayments of these assets during the year.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2020 and 2019. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2020	2019
	Percent of Total	Percent of Total
Florida	22.98	22.36
South Carolina	21.74	20.47
Virginia	10.68	11.61
Georgia	10.33	9.96
North Carolina	8.33	8.13
All other	25.94	27.47
Total	100.00	100.00

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2019 to December 31, 2020 was primarily a result of the decrease in advances outstanding during the year. Consolidated obligation issuances financed 91.8 percent of the $92.3 billion in total assets as of December 31, 2020, a slight decrease from the financing ratio of 93.9 percent as of December 31, 2019.
Consolidated obligations outstanding were primarily variable rate as of December 31, 2020 and 2019. The Bank often simultaneously entered into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on LIBOR and SOFR. As of December 31, 2020 and 2019, 23.1 percent and 83.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, 4.42 percent and 33.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based consolidated obligation bonds and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021.
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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 12—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2020 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 11, 2020, the Bank received notification from the Director that, based on September 30, 2020 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of December 31, 2020, the Bank was in compliance with this ratio.

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

Under the Bank’s financial management policy, the Bank targets to maintain (1) a capital-to-assets ratio of 4.50 percent to 5.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. Beginning in January 2021, the targeted capital-to-asset ratio was changed to 4.50 percent to 6.00 percent. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark after providing for retained earnings as discussed above. Historically, the Bank’s dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. Beginning in 2021, the Bank anticipates it will begin using SOFR as the established benchmark for which it will calculate dividends. The Bank’s ability to maintain dividends depends on the Bank’s actual performance, its ability to maintain adequate retained earnings, other factors described in Item 1A, Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2020, 2019, and 2018, is contained in Note 12—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2020 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2020, 2019, and 2018.

Net Income
The following table presents the Bank’s significant income items for the years ended December 31, 2020, 2019, and 2018, and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	Amount	Percent	Amount	Percent
Net interest income	$333	$535	$561	$(202)	(37.76)	$(26)	(4.79)
Noninterest income	113	19	51	94	*	(32)	(63.17)
Noninterest expense	163	146	150	17	11.64	(4)	(2.58)
Affordable Housing Program assessment	28	41	46	(13)	(30.53)	(5)	(11.94)
Net income	$255	$367	$416	$(112)	(30.53)	$(49)	(11.94)
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

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Interest income:
Advances	$870	$2,451	$2,227
Investments	394	1,271	1,075
Mortgage loans	13	18	21
Total interest income	1,277	3,740	3,323

Interest expense:
Consolidated obligations	939	3,179	2,743
Interest-bearing deposits	5	26	19
Total interest expense	944	3,205	2,762
Net interest income	$333	$535	$561

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Beginning on January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in noninterest income. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $285 million, $31 million, and $91 million during the years ended December 31, 2020, 2019, and 2018, respectively.

The decrease in net interest income for 2020, compared to 2019, was due to decreased advance balances, as well as lower interest rates. During 2020, market interest rates declined significantly and have remained as historically low levels and these low market interest rates further impacted the Bank’s income on interest-earning assets. As noted previously, during 2020, conditions in the financial markets have been impacted by the global pandemic associated with COVID-19. In response to these market conditions, the FOMC lowered the target range for federal funds to 0.00 percent to 0.25 percent. Additionally, the
Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity, as well as increased deposit levels at the Bank’s members, resulted in lower demand for Bank’s advances.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2020, 2019, and 2018 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in Noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 22 basis points, 25 basis points, and 28 basis points for 2020, 2019, and 2018, respectively. The decrease in interest-rate spread during 2020, compared to 2019, was primarily due to the decrease in interest rate that impacted the earnings from interest-bearing assets more than the expense from interest-bearing liabilities.

	For the Years Ended December 31,
	2020 (1)			2019 (1)			2018 (1)
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (2)	$3,273	$17	0.54	$4,101	$93	2.27	$4,856	$101	2.08
Securities purchased under agreements to resell	8,248	32	0.39	5,528	118	2.13	2,410	46	1.92
Federal funds sold	12,423	48	0.39	12,623	279	2.21	11,818	223	1.89
Investment securities (3)	24,850	297	1.19	26,521	781	2.95	26,067	705	2.71
Advances	80,991	870	1.07	98,428	2,451	2.49	105,674	2,227	2.11
Mortgage loans (4)	260	13	4.90	329	18	5.46	396	21	5.28
Loans to other FHLBanks	1	—	0.09	12	—	2.54	3	—	1.59
Total interest-earning assets	130,046	1,277	0.98	147,542	3,740	2.53	151,224	3,323	2.20
Allowance for credit losses on mortgage loans	(1)			(1)			(1)
Other assets	1,626			1,153			1,131
Total assets	$131,671			$148,694			$152,354
Liabilities and Capital
Interest-bearing deposits (5)	$1,982	5	0.23	$1,307	26	2.03	$1,067	19	1.74
Consolidated obligations, net:
Discount notes	52,397	357	0.68	59,736	1,371	2.29	60,847	1,139	1.87
Bonds	69,865	582	0.83	79,635	1,808	2.27	82,175	1,604	1.95
Other borrowings	3	—	2.70	8	—	3.51	4	—	4.29
Total interest-bearing liabilities	124,247	944	0.76	140,686	3,205	2.28	144,093	2,762	1.92
Other liabilities	971			799			746
Total capital	6,453			7,209			7,515
Total liabilities and capital	$131,671			$148,694			$152,354
Net interest income and net yield on interest-earning assets		$333	0.26		$535	0.36		$561	0.37
Interest-rate spread			0.22			0.25			0.28
Average interest-earning assets to interest-bearing liabilities			104.67			104.87			104.95
____________
(1)For 2020 and 2019, interest amounts reported for advances and consolidated obligation bonds and discount notes include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.
(2)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(3)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(4)Nonperforming mortgage loans are included in average balances used to determine average rate.
(5)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during 2020, compared to 2019, was primarily due to lower interest rates.

	2020 vs. 2019			2019 vs. 2018
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(16)	$(60)	$(76)	$(17)	$9	$(8)
Securities purchased under agreements to resell	40	(126)	(86)	66	6	72
Federal funds sold	(4)	(227)	(231)	16	40	56
Investment securities	(46)	(438)	(484)	13	63	76
Advances	(376)	(1,205)	(1,581)	(160)	384	224
Mortgage loans	(3)	(2)	(5)	(4)	1	(3)
Total	(405)	(2,058)	(2,463)	(86)	503	417
Increase (decrease) in interest expense:
Interest-bearing deposits	10	(31)	(21)	4	3	7
Consolidated obligations, net:
Discount notes	(151)	(863)	(1,014)	(21)	253	232
Bonds	(199)	(1,027)	(1,226)	(51)	255	204
Total	(340)	(1,921)	(2,261)	(68)	511	443
Decrease in net interest income	$(65)	$(137)	$(202)	$(18)	$(8)	$(26)
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
Derivatives and Hedging Activity
The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(56)	$—	$(2)	$—	$(58)
Net changes in fair value hedges	36	—	2	—	38
Net interest settlements on derivatives (1)	(341)	—	41	39	(261)
Other (2)	(4)	—	—	—	(4)
Total effect on net interest income	$(365)	$—	$41	$39	$(285)

Losses on derivatives not receiving hedge accounting including net interest settlements	$(2)	$(4)	$—	$—	$(6)
Net gains on trading securities (3)	—	3	—	—	3
Total effect on noninterest income	$(2)	$(1)	$—	$—	$(3)
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

	For the Year Ended December 31, 2019
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities	$(28)	$—	$—	$—	$(28)
Net changes in fair value hedges	11	—	(2)	—	9
Net interest settlements on derivatives (1)	21	—	(32)	—	(11)
Other (2)	—	—	(1)	—	(1)
Total effect on net interest income	$4	$—	$(35)	$—	$(31)

Losses on derivatives not receiving hedge accounting including net interest settlements	—	(3)	—	(1)	(4)
Net losses on trading securities (3)	—	3	—	—	3
Total effect on noninterest income	$—	$—	$—	$(1)	$(1)
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
____________
(1)Beginning in 2019, amounts reported include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as part of net interest income. Prior period amounts do not conform to new hedge accounting guidance adopted January 1, 2019.
(2)Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(3)Represents interest income or expense on derivatives included in net interest income.
(4)Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.
(5)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019(1)	2018(1)	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$—	$(13)	$(3)	$13	100.00	$(10)	(291.12)
Net gains (losses) on trading securities	4	3	(1)	1	25.94	4	402.12
Net (losses) gains on derivatives and hedging activities	(6)	(4)	29	(2)	(49.13)	(33)	(114.53)
Net realized gains from sale of investment securities	85	—	—	85	—	—	—
Standby letters of credit fees	19	24	25	(5)	(19.69)	(1)	(4.66)
Other	11	9	1	2	28.34	8	498.69
Total noninterest income	$113	$19	$51	$94	*	$(32)	(63.17)
____________
(1) For 2019, amounts reported exclude realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period amounts do not conform to new hedge accounting guidance adopted January 1, 2019.
* Not meaningful.

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
Noninterest Expense and AHP Assessment

	For the Years Ended December 31,			Increase (Decrease)
	2020	2019	2018	2019 vs. 2018	2018 vs. 2017
Noninterest expense:
Compensation and benefits	$102	$77	$93	$25	$(16)
Cost of quarters	4	4	5	—	(1)
Other operating expenses	32	35	33	(3)	2
Total operating expenses	138	116	131	22	(15)
Finance Agency and Office of Finance	17	18	15	(1)	3
Other	8	12	4	(4)	8
Total noninterest expense	163	146	150	17	(4)
Affordable Housing Program assessment	28	41	46	(13)	(5)
Total noninterest expense and AHP assessment	$191	$187	$196	$4	$(9)

The increase in total noninterest expense for 2020, compared to 2019, was primarily due to the Bank making an additional $20 million retirement plan contribution in January 2020, which was recorded in compensation and benefits expense,

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

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

Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2020.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout 2020.
Additional Liquidity Guidance. The Finance Agency issued an Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and standby letters of credit for members during a sustained capital market disruption, assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Finance Agency periodically issues supervisory letters that identify thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries.

Since 2018, the Bank has increased the amount of liquid assets it holds to meet this guidance. The Bank has met this liquidity requirement as directed by the Finance Agency throughout 2020.

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

As discussed elsewhere in this Report, the COVID-19 pandemic continued to impact the financial markets during 2020. The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout 2020. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.

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

The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities and the FHLBanks work collectively to manage the system-wide liquidity and funding needs. Management and the FHLBanks jointly monitor the combined refinancing risk primarily by tracking the maturities of financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s 2020 audited financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2020, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2020 and 2019. As of December 31, 2020, the FHLBanks had $746.8 billion in aggregate par value of consolidated obligations issued and outstanding, $84.7 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2020.
Refer to Note 17—Commitments and Contingencies to the Bank’s 2020 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

The following table presents the payment due dates or expiration terms of the Bank’s long-term contractual obligations and commitments as of December 31, 2020 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations bonds(1)	$43,788	$11,545	$2,809	$1,190	$59,332
Pension and post-retirement contributions(2)	23	22	11	10	66
Operating leases	—	1	—	—	1
Other	1	—	—	—	1
Total	$43,812	$11,568	$2,820	$1,200	$59,400
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

Valuation models and their underlying assumptions are based on the best estimates of the Bank’s management with respect to:

•market indices (primarily LIBOR, SOFR, and the OIS curve);

•discount rates;

•prepayments;

•market volatility; and

•other factors, including default and loss rates.

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

Refer to Note 16—Estimated Fair Values to the Bank’s 2020 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2020 and 2019. The Bank uses derivatives in its risk management program for the following purposes:

•conversion of a fixed rate to a variable rate;

•conversion of a variable rate with a fixed component to another variable rate; and

•macro hedging of balance sheet risks.

To qualify for hedge accounting, the Bank documents the following concurrently with the execution of each hedging relationship:

•the hedging strategy;

•identification of the hedging instrument and the hedged item;

•determination of the appropriate accounting designation;

•the method used for the determination of effectiveness for transactions qualifying for hedge accounting; and

•the method for recording ineffectiveness for hedging relationships.

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

The long-haul method of effectiveness is used to assess effectiveness for hedging relationships that qualify for hedge accounting but do not meet the criteria for the use of the short-cut method. The long-haul method requires separate valuations of both the hedged item and the hedging instrument. If the hedging relationship is determined to be highly effective, the change in fair value of the hedged item related to the designated risk is recognized in earnings together and in the same income statement line item with the change in fair value of the hedging instrument. If the hedging relationship is determined not to be highly effective, hedge accounting will either not be allowed or cease at that point. The Bank performs effectiveness testing on a monthly basis and uses statistical regression analysis techniques to determine whether a long-haul hedging relationship is highly effective.

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2020 audited financial statements for a discussion of recently issued and adopted accounting guidance.

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

Finance Agency Final Rule on FHLBank Housing Goals Amendments. On June 25, 2020, the Finance Agency published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50 percent of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

The Bank does not expect these changes to have a material effect on the Bank’s financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

This rule eliminates these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Finance Agency (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps of at least $8 billion; and (3) clarifies that initial margin (IM) trading documentation does not need to be executed prior to the parties becoming obligated to exchange IM.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the IM compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

The Bank does not expect these rules to have a material effect on the Bank’s financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for certain advances, but the Bank cannot predict the extent of the impact. The Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

Finance Agency Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA Risk Management. On January 31, 2020, the Finance Agency released guidance on risk management of AMA. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the bank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

The Bank does not expect this rule to have a material effect on the Bank’s financial condition or results of operations.

LIBOR Transition

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

As a result of the market volatility experienced during 2020 due in part by the COVID-19 pandemic, the Finance Agency extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020.

The Bank continues to evaluate the potential impact of the LIBOR Supervisory Letter and the related subsequent guidance on the Bank’s financial condition and results of operations, but the Bank has begun changing its investment and hedging strategy and, may experience lower overall demand or increased costs for its advances, which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, core mission asset ratio, net income and dividend.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

The Bank adhered to the Protocol as of October 23, 2020, and all of the Bank’s counterparties have adhered to the Protocol. For a discussion of the potential impact of the LIBOR transition, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Transition of LIBOR to an Alternative Reference Rate and Item 1A. Risk Factors.

COVID-19 Developments

Finance Agency Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

CARES Act

The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•assistance to businesses, states, and municipalities;
•creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;
•provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;
•direct payments to eligible taxpayers and their families;
•expands eligibility for unemployment insurance and payment amounts; and
•includes mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021, on December 27, 2020. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continue to evaluate the potential impact of such legislation on its business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by the Bank’s members and that the Bank accept as collateral; and the impacts on the Bank’s MPP and MPF program.

Additional COVD-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, President Biden (and before him, President Trump), through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or the Bank’s members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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
The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives in 2020 that represent the foundation of the Bank’s strategic and tactical planning:

•Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent on the Bank’s balance sheet and provide sufficient resiliency to withstand potential stressed losses.

•Market Risk/Earnings - maintain an adequate ROE spread to average three-month LIBOR, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets within a conservative risk management framework.

•Liquidity Risk - maintain sufficient liquidity and funding sources to allow the Bank to meet expected and unexpected obligations.

•Credit and Concentration Risk - avoid credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis (and when appropriate, perform shareholder-specific analysis), monitoring, and verification, including new collateral policy expansions to ensure appropriate controls and that monitoring is consistent with managing existing credit and collateral risk exposures. Monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

•Governance/Compliance/Legal - compliance with all applicable laws and regulations and manage other legal exposures.

•Mission/Business Model - (1) deliver financial services and consistent access to affordable funds that are the size and structure shareholders desire, helping them to manage risk and extend credit in their communities, while achieving the

Bank’s affordable housing mission goals; and (2) provide value through the consistent payment of dividends and the repurchasing of excess stock.

•Operational Risk - (1) manage the key risks associated with operational availability of critical systems and services, the integrity and security of the Bank’s information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards; (2) deliver an employee value proposition that allows the Bank to build, retain, engage, and develop staff to meet the evolving needs of the Bank’s key stakeholders and effectively manage enterprise-wide risks; and (3) manage the key risks associated with cyber security threats.

•Reputation - recognize the importance of and advance positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank’s ability to achieve its mission.

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

As of December 31, 2019, the Bank ceased purchasing assets tied to LIBOR with a contractual maturity beyond December 31, 2021. In addition, beginning June 30, 2020, the Bank ceased entering into new LIBOR-based transactions involving advances, debt, derivatives, or other products with maturities beyond December 31, 2021. In preparation for this change and to help manage balance sheet exposure to LIBOR-indexed assets and liabilities with maturities beyond 2021, the Bank has begun updating its systems, participating in the issuance of SOFR-indexed consolidated bonds, issuing SOFR-linked advances, and swapping certain financial instruments to OIS and SOFR as an alternative interest rate hedging strategy for certain financial instruments. The pace of transition, however, is dependent on external factors, including market developments and demand. The Bank closely monitors and participates in industry activity related to LIBOR transition, including those of the Alternate Reference Rate Committee, the International Swaps and Derivatives Association (ISDA), and the derivative Clearinghouses. In October 2020, the Bank participated in the LCH Ltd. and CME Clearinghouses’ transition to SOFR discounting for cleared derivatives.

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and has worked to identify and update contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in advance confirmations, consolidated obligations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. The Bank continues to monitor the market-wide efforts to address fallback language related to derivatives and cash products. On October 23, 2020, ISDA launched the Supplement to the 2006 ISDA Definitions and the ISDA 2020 IBOR Fallbacks Protocol. The supplement and the amendments made by the protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference covered IBORs, including US Dollar LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and its relevant counterparty must have adhered to the protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Bank has adhered to the protocol and as of the date of this Report, all of the Bank’s counterparties have also adhered to the protocol, covering all of the Bank’s portfolio of LIBOR-based uncleared derivatives that terminate after December 31, 2021.

The Bank updated its pledged collateral certification reporting requirements as of September 30, 2020 so that members may distinguish LIBOR-linked collateral maturing past December 31, 2021. The Bank intends to utilize this information in connection with its LIBOR exposure evaluation and risk management.

On December 4, 2020, the administrator of LIBOR issued a consultation on its intention to continue the publication of U.S. LIBOR rates for some tenors until June 30, 2023. The Bank continues to monitor these developments and will evaluate any changes to its transition planning.

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure (in millions).

	As of December 31, 2020
	Due/Terminates before or	Due/Terminates after
	on December 31, 2021	December 31, 2021	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$5,349	$1,742	$7,091
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	160	900	1,060
Mortgage-backed securities	19	15,611	15,630
Total investment securities	179	16,511	16,690
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	1,647	8,253	9,900
Uncleared	99	3,930	4,029
Total interest-rate swaps	1,746	12,183	13,929
Total principal/notional amount	$7,274	$30,436	$37,710

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$10,575	$—	$10,575
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	520	263	783
Uncleared	173	113	286
Total interest-rate swaps	693	376	1,069
Total principal/notional amount	$11,268	$376	$11,644
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2019
	Due/Terminates before or	Due/Terminates after
	on December 31, 2021	December 31, 2021	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$24,828	$2,334	$27,162
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	1,312	900	2,212
Mortgage-backed securities	20	20,631	20,651
Total investment securities	1,332	21,531	22,863
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	9,968	11,408	21,376
Uncleared	265	4,901	5,166
Total interest-rate swaps	10,233	16,309	26,542
Total principal/notional amount	$36,393	$40,174	$76,567

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$42,820	$—	$42,820
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	12,973	263	13,236
Uncleared	11,578	1,980	13,558
Total interest-rate swaps	24,551	2,243	26,794
Total principal/notional amount	$67,371	$2,243	$69,614
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure. The following table presents the notional amount of caps and floors with LIBOR exposure (in millions).

	As of December 31,
	2020	2019
Terminates before or on December 31, 2021	$3,000	$3,084
Terminates after December 31, 2021	4,000	4,000
Total (1)	$7,000	$7,084

____________
(1) The estimated net fair value of these interest-rate caps and floors was less than $1 million as of December 31, 2020 and 2019.

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

Interest-rate risk represents the risk that the aggregate market value or estimated fair value of the Bank’s asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms including repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever an asset and a liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term, while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different bases, such as LIBOR or SOFR, versus the Bank’s cost of funds. Different bases can move at different rates or in different directions, which can cause erratic changes in revenues and expenses. Option risk is presented by the optionality that is embedded in some assets and liabilities. Mortgage assets represent the primary source of option risk.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions and attempts to do so in the most cost-efficient manner. The Bank does not engage in speculative trading of these instruments. The Bank’s derivative positions may include interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in the following two ways:

•As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, and investments by, in effect, converting them to a short-term interest rate. The Bank also uses derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets and liabilities. The Bank’s management reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

•As an asset-liability management tool, for which hedge accounting is not applied (non-qualifying hedge). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income or expense of these derivatives in the “Noninterest income (loss)” section of the Statements of Income as “Net (losses) gains on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

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

			As of December 31,
			2020	2019
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,306	$2,382
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	22,501	26,442
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	558	260
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	41	43
Pay variable with embedded features, receive variable interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	650
		Total	25,406	29,777
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	56	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,395	14,033
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	85	12,240
		Total	1,480	26,273

Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	1,115	17,587
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	20	100
Pay variable, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	7,000
		Total	7,040	7,100
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	25	323
Interest-rate cap or floor	To offset interest-rate caps or floors executed with members by executing interest-rate caps or floors with derivatives counterparties.	Non-qualifying hedges	—	83
		Total	25	406
Total notional amount			$35,122	$81,199

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2020			2019
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	0.67	0.52	0.48	0.23	0.21	0.28
Liabilities	0.34	0.30	0.27	0.21	0.20	0.18
Equity	5.32	4.10	3.99	0.53	0.37	2.38
Effective duration gap	0.33	0.22	0.21	0.02	0.01	0.10
___________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists. The “constrained shock” scenario may not represent current expectations.

The main factor that impacted the increase in the Bank’s duration of equity during 2020 was the Bank’s MBS portfolio. The Bank’s MBS portfolio is primarily floating rate, but has embedded floors which prevent the coupon payments from going negative in a negative interest rate environment. In a negative rate environment, the embedded floors would cause the variable-rate MBS to function as fixed-rate instruments. As a result, of the embedded floors and the increased possibility of negative market interest rates and the market volatility, the duration of equity increased.

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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 16—Estimated Fair Values to the Bank’s 2020 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2020			2019
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$91,612	$90,868	$90,046	$149,996	$148,896	$148,146
Liabilities	85,617	85,482	84,996	142,301	141,858	141,313
Equity	5,995	5,386	5,050	7,695	7,038	6,833
________________
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

To address liquidity risk, the Bank uses cash flow scenario analysis and maturity gap analysis in compliance with regulatory requirements to confirm that the Bank has sufficient liquidity reserves, as discussed in further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources above.

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
The Bank determines credit risk rating for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. Prior to September 15, 2020, the Bank assigned each borrower that was an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). The Bank assigned each borrower that was an insurance company a credit risk rating from 101 to 104 by utilizing an external model (101 being the least amount of credit risk and 104 the greatest amount of credit risk). The Bank assigned each borrower that was not an insured depository institution or an insurance company (including housing associates, community development financial institutions, and corporate credit unions), a credit risk rating from 101 to 104 based on a risk matrix developed for each entity type.
Beginning on September 15, 2020, the Bank no longer assigned each borrower that is an insured depository institution a credit risk rating from one to 10, and began assigning a credit risk rating from 101 to 104. In general, ratings of one through five in the previous rating system equates to a rating of 101 in the new ratings system, ratings of six through eight equates to a rating of 102, a rating of nine equates a rating of 103, and a rating of 10 equates to a rating of 104. The rating process for other borrowers remains unchanged.
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

	As of December 31, 2020
Rating	Number of Borrowers	Par Value of Outstanding Advances
101	298	$37,713
102	32	12,849
103	3	35
104	3	46
Total	336	$50,643

	As of December 31, 2019
Rating	Number of Borrowers	Par Value of Outstanding Advances
1	96	$2,387
2	62	14,958
3	48	10,287
4	91	61,269
5	40	4,695
6	7	79
7	4	31
8	1	16
9	2	12
10	3	31
Subtotal(rating from 1 to 10)	354	93,765
101	11	2,359
102	3	298
103	1	19
104	1	15
Subtotal(rating from 101 to 104)	16	2,691
Total	370	$96,456

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $18.2 billion and $238 million, respectively, as of December 31, 2020.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2020 and December 31, 2019. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2020	$50,643	$326,602	62.96	11.01	26.03
As of December 31, 2019	96,456	348,964	66.00	8.32	25.68
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2020 and 2019.

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

	As of December 31, 2020
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Net Derivative Exposure	Total
Australia	$970	$—	$—	$970
Canada	400	—	—	400
Finland	250	—	—	250
France	200	—	—	200
Germany	970	—	—	970
Sweden	300	—	—	300
United States of America	180	1,644	—	1,824
Total	$3,270	$1,644	$—	$4,914
____________
(1)Federal funds sold includes $180 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2020.
(2) Interest-bearing deposits include a $431 million business money market account with Truist Bank, one of the Bank’s 10 largest borrowers as of December 31, 2020.

	As of December 31, 2019
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Net Derivative Exposure (3)	Total
Australia	$975	$—	$—	$975
Austria	500	—	—	500
Canada	2,275	—	6	2,281
Finland	1,150	—	—	1,150
Germany	1,250	—	—	1,250
Japan	—	—	1	1
Netherlands	450	—	—	450
Norway	1,495	—	—	1,495
Switzerland	—	—	1	1
United States of America	1,731	3,810	16	5,557
Total	$9,826	$3,810	$24	$13,660
____________
(1)Federal funds sold includes $100 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2019.
(2)Interest-bearing deposits includes a $508 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2019.
(3) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $13.6 billion as of December 31, 2019 to $4.9 billion as of December 31, 2020. Australia & New Zealand Banking Group and Landesbank Baden Wuerttemberg each represented greater than 10 percent and collectively represented 39.5 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of December 31, 2020, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

The Bank’s RMP permits the Bank to invest in U.S. agency (i.e., Fannie Mae, Freddie Mac and Ginnie Mae) obligations including the following: (1) CMOs and REMICS that are backed by such securities; and (2) other MBS, CMOs, and REMICS that are of sufficient investment quality, which typically have the highest ratings issued by S&P or Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The following tables present information on the credit ratings of the Bank’s investments held as of December 31, 2020 and 2019 (in millions), based on their credit ratings as of December 31, 2020 and 2019, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2020
	Carrying Value (1)
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$2,307	$—	$—	$2,307
U.S. Treasury obligations	—	1,500	—	—	1,500
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	295	—	—	295
Government-sponsored enterprises residential	—	7,283	—	—	7,283
Government-sponsored enterprises commercial	551	10,029	—	—	10,580
Total mortgage-backed securities	551	17,607	—	—	18,158
Total investment securities	551	21,415	—	—	21,966
Other investments:
Interest-bearing deposits	—	5	1,591	48	1,644
Securities purchased under agreements to resell	—	1,000	4,500	4,000	9,500
Federal funds sold	—	650	2,440	180	3,270
Total other investments	—	1,655	8,531	4,228	14,414
Total investments	$551	$23,070	$8,531	$4,228	$36,380

	As of December 31, 2019
	Carrying Value (1)
	Investment Grade							Below Investment Grade
	AAA		AA		A		BBB	BB	B	CCC	CC	D	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—		$4,556		$—		$—	$—	$—	$—	$—	$—	$—	$4,556
U.S. Treasury obligations	—		1,499		—		—	—	—	—	—	—	—	1,499
State or local housing agency debt obligations	—		1		—		—	—	—	—	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—		89		—		—	—	—	—	—	—	—	89
Government-sponsored enterprises residential	—		8,642		—		—	—	—	—	—	—	—	8,642
Government-sponsored enterprises commercial	167		12,351		—		—	—	—	—	—	—	—	12,518
Private-label residential	—	14	38		44		47	54	18	210	34	48	383	876
Total mortgage-backed securities	167		21,120		44		47	54	18	210	34	48	383	22,125
Total investment securities	167		27,176	—	44	—	47	54	18	210	34	48	383	28,181
Other investments:
Interest-bearing deposits	—		939		2,222		649	—	—	—	—	—	—	3,810
Securities purchased under agreements to resell	—		1,800		4,250		2,750	—	—	—	—	—	—	8,800
Federal funds sold	—		4,120		5,176		530	—	—	—	—	—	—	9,826
Total other investments	—		6,859		11,648		3,929	—	—	—	—	—	—	22,436
Total investments	$167		$34,035		$11,692		$3,976	$54	$18	$210	$34	$48	$383	$50,617

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2020.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $3 million of collateral at fair value to its uncleared derivative counterparties as of December 31, 2020.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2020.

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

	As of December 31, 2020
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	393	—	3	—	3
Liability positions with credit exposure:
Double-A	10	(1)	1	—	—
Single-A	4,061	(67)	70	—	3
Triple-B	2,643	(120)	120	—	—
Cleared derivatives	20,429	(11)	395	—	384
Total derivative positions with non-member counterparties to which the Bank had credit exposure	27,536	(199)	589	—	390
Member institutions (1)	12	1	—	(1)	—
Total	$27,548	$(198)	$589	$(1)	$390
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

The unpaid principal balance of mortgage loans was $219 million and $297 million as of December 31, 2020 and 2019, respectively. The allowance for credit losses on mortgage loans was $1 million as of December 31, 2020 and 2019.

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
The Bank’s board of directors, through EROC, oversees the major dimensions of the Bank’s information technology program including management of information systems to ensure alignment with the Bank’s strategic plan, risk management activities, and operational performance standards. In that role, EROC oversees the development, implementation and maintenance of the Bank’s information security program including recommending action to the board with respect to the Bank’s information security policy on an annual basis and reviewing reports on the effectiveness of the Bank’s information security program. The Bank’s internal ERC reviews and reports to the board on the risk exposures and risk appetites of the Bank, including those related to information technology. In addition, the Bank’s internal Information Technology Governance Committee oversees IT governance, including: IT risk management and IT operational performance, and the Bank’s internal Security Governance Committee provides independent and integrated oversight of the information security program. Each of these committees provide information and make recommendations to the board, through the Bank’s executive management committee, regarding their respective oversight authority.

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2020 and continuing into 2021, the Bank faces business risk, which may include changes in:

•the overall economy;

•the financial services industry or the Bank’s competitive environment; and

•legislation, regulation, or congressional scrutiny affecting the Bank or its members.

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

Effects of Inflation

The majority of the Bank’s assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation, coupled with increasing interest rates, generally has the following effects on the Bank:

•the cost of the Bank’s funds and operating overhead increases;

•the yield on variable-rate assets held by the Bank increases;

•the fair value of fixed-rate investments and mortgage loans held in portfolio decreases; and

•mortgage loan prepayment rates decrease and result in lower levels of mortgage loan refinance activity, which may result in the reduction of Bank advances to members as increased rates tend to slow home sales.

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

To the Board of Directors of the
Federal Home Loan Bank of Atlanta

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “FHLBank”) as of December 31, 2020 and 2019, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and, with respect to the financial statements, in accordance with the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We did not identify any deficiencies in internal control over financial reporting that we consider to be a material weakness as defined above.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 15 and 16 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2020 was $35 billion, of which 80% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $391 million and $11 million, respectively. The fair values of interest-rate related derivatives and hedged items are calculated using a discounted cash flow analysis, which utilizes market-observable inputs. The significant assumptions used in the model include discount rates, market indices, and market volatility.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rates, market indices, and market volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate related derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rates, market indices, and market volatility assumptions.

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our report dated March 4, 2021 on our tests of the entity’s compliance with certain provisions of laws, regulations, contracts and grant agreements, and other matters for the year ended December 31, 2020. The purpose of that report is to describe the scope of our compliance testing and the results of that testing, and not to provide an opinion on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards in considering the entity’s compliance.

Atlanta, Georgia
March 4, 2021

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2020	2019
Assets
Cash and due from banks	$2,905	$911
Interest-bearing deposits (including deposits with other FHLBanks of $5 as of December 31, 2020 and 2019)	1,644	3,810
Securities purchased under agreements to resell	9,500	8,800
Federal funds sold	3,270	9,826
Investment securities:
Trading securities	1,562	1,558
Available-for-sale securities (amortized cost of $0 and $643 as of December 31, 2020 and 2019, respectively)	—	684
Held-to-maturity securities (fair value of $20,489 and $25,903 as of December 31, 2020 and 2019, respectively)	20,404	25,939
Total investment securities	21,966	28,181
Advances	52,168	97,167
Mortgage loans held for portfolio, net	218	296
Accrued interest receivable	88	259
Derivative assets	391	380
Other assets, net	145	227
Total assets	$92,295	$149,857
Liabilities
Interest-bearing deposits	$1,998	$1,492
Consolidated obligations, net:
Discount notes	25,385	52,134
Bonds	59,379	88,503
Total consolidated obligations, net	84,764	140,637
Mandatorily redeemable capital stock	—	1
Accrued interest payable	45	212
Affordable Housing Program payable	82	89
Derivative liabilities	11	7
Other liabilities	135	256
Total liabilities	87,035	142,694
Commitments and contingencies (Note 17)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10 and 9 as of December 31, 2020 and 2019, respectively	943	899
Subclass B2 issued and outstanding shares: 21 and 41 as of December 31, 2020 and 2019, respectively	2,135	4,089
Total capital stock Class B putable	3,078	4,988
Retained earnings:
Restricted	588	537
Unrestricted	1,610	1,616
Total retained earnings	2,198	2,153
Accumulated other comprehensive (loss) income	(16)	22
Total capital	5,260	7,163
Total liabilities and capital	$92,295	$149,857

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Interest income
Advances	$870	$2,451	$2,227
Interest-bearing deposits	17	93	101
Securities purchased under agreements to resell	32	118	46
Federal funds sold	48	279	223
Trading securities	10	25	1
Available-for-sale securities	3	85	101
Held-to-maturity securities	284	671	603
Mortgage loans	13	18	21
Total interest income	1,277	3,740	3,323
Interest expense
Consolidated obligations:
Discount notes	357	1,371	1,139
Bonds	582	1,808	1,604
Interest-bearing deposits	5	26	19
Total interest expense	944	3,205	2,762
Net interest income	333	535	561
Noninterest income (loss)
Net impairment losses recognized in earnings	—	(13)	(3)
Net gains (losses) on trading securities	4	3	(1)
Net realized gains from sale of available-for-sale securities	82	—	—
Net realized gains from sale of held-to-maturity securities	3	—	—
Net (losses) gains on derivatives and hedging activities	(6)	(4)	29
Standby letters of credit fees	19	24	25
Other	11	9	1
Total noninterest income	113	19	51
Noninterest expense
Compensation and benefits	102	77	93
Other operating expenses	36	39	38
Finance Agency	10	10	8
Office of Finance	7	8	7
Other	8	12	4
Total noninterest expense	163	146	150
Income before assessment	283	408	462
Affordable Housing Program assessment	28	41	46
Net income	$255	$367	$416

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$255	$367	$416
Other comprehensive loss:
Reclassification of unrealized gains related to the sale of available-for-sale securities	(41)	—	—
Net noncredit portion of other-than-temporary impairment losses on available-for sale securities	—	(31)	(62)
Pension and postretirement benefits	3	2	3
Total other comprehensive loss	(38)	(29)	(59)
Total comprehensive income	$217	$338	$357

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2017	52	$5,154	$380	$1,623	$2,003	$110	$7,267
Issuance of capital stock	110	11,074	—	—	—	—	11,074
Repurchase/redemption of capital stock	(107)	(10,705)	—	—	—	—	(10,705)
Net shares reclassified to mandatorily redeemable capital stock	—	(37)	—	—	—	—	(37)
Comprehensive income (loss)	—	—	83	333	416	(59)	357
Cash dividends on capital stock	—	—	—	(309)	(309)	—	(309)
Balance, December 31, 2018	55	5,486	463	1,647	2,110	51	7,647
Issuance of capital stock	91	9,087	—	—	—	—	9,087
Repurchase/redemption of capital stock	(96)	(9,564)	—	—	—	—	(9,564)
Net shares reclassified to mandatorily redeemable capital stock	—	(21)	—	—	—	—	(21)
Comprehensive income (loss)	—	—	74	293	367	(29)	338
Cash dividends on capital stock	—	—	—	(324)	(324)	—	(324)
Balance, December 31, 2019	50	4,988	537	1,616	2,153	22	7,163
Issuance of capital stock	51	5,078	—	—	—	—	5,078
Repurchase/redemption of capital stock	(70)	(6,966)	—	—	—	—	(6,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(22)	—	—	—	—	(22)
Comprehensive income (loss)	—	—	51	204	255	(38)	217
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(239)	(239)	—	(239)
Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities
Net income	$255	$367	$416
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(118)	(149)	111
Net change in derivative and hedging activities	(482)	(456)	66
Net change in fair value adjustment on trading securities	(4)	(3)	1
Net impairment losses recognized in earnings	—	13	3
Net realized gains from sale of available-for-sale securities	(82)	—	—
Net realized gains from sale of held-to-maturity securities	(3)	—	—
Net change in:
Accrued interest receivable	171	36	(87)
Other assets	83	(29)	11
Affordable Housing Program payable	(8)	3	7
Accrued interest payable	(166)	8	62
Other liabilities	(87)	10	(11)
Total adjustments	(696)	(567)	163
Net cash (used in) provided by operating activities	(441)	(200)	579
Investing activities
Net change in:
Interest-bearing deposits	1,831	2,860	(4,531)
Securities purchased under agreements to resell	(700)	(5,050)	(1,250)
Federal funds sold	6,556	(848)	402
Loans to other FHLBanks	—	500	(300)
Trading securities:
Purchases of long-term	—	(1,499)	—
Available-for-sale securities:
Proceeds from sale of available-for-sale securities	726	—	—
Proceeds from principal collected	—	188	236
Held-to-maturity securities:
Proceeds from sale of held-to-maturity securities	195
Proceeds from principal collected	11,583	9,062	6,760
Purchases of long-term	(6,280)	(11,087)	(5,479)
Advances:
Proceeds from principal collected	241,287	363,655	415,626
Made	(195,421)	(351,691)	(421,793)
Mortgage loans:
Proceeds from principal collected	78	63	73
Proceeds from sale of foreclosed assets	1	2	3
Purchases of premises, equipment, and software	(7)	(4)	(5)
Net cash provided by (used in) investing activities	59,849	6,151	(10,258)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2020	2019	2018
Financing activities
Net change in interest-bearing deposits	480	332	(26)
Net payments on derivatives containing a financing element	(5)	(3)	(5)
Proceeds from issuance of consolidated obligations:
Discount notes	387,299	845,332	1,022,569
Bonds	70,127	115,627	68,281
Payments for debt issuance costs	(8)	(10)	(12)
Payments for maturing and retiring consolidated obligations:
Discount notes	(413,915)	(859,116)	(1,006,848)
Bonds	(99,271)	(106,415)	(76,625)
Proceeds from issuance of capital stock	5,078	9,087	11,074
Payments for repurchase/redemption of capital stock	(6,966)	(9,564)	(10,705)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(23)	(21)	(37)
Partial recovery of prior capital distribution to Financing Corporation	29	—	—
Cash dividends paid	(239)	(324)	(309)
Net cash (used in) provided by financing activities	(57,414)	(5,075)	7,357
Net increase (decrease) in cash and due from banks	1,994	876	(2,322)
Cash and due from banks at beginning of the year	911	35	2,357
Cash and due from banks at end of the year	$2,905	$911	$35
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,233	$3,294	$2,529
Affordable Housing Program assessments, net	$35	$37	$38
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$22	$21	$37
Held-to-maturity securities acquired with accrued liabilities	$—	$35	$—
Transfers of mortgage loans to real estate owned	$—	$1	$2

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. There may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in Note 15—Derivatives and Hedging Activities. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Adoption of Measurement of Credit Losses on Financial Instruments Accounting Guidance. Beginning on January 1, 2020, the Bank adopted, on a modified retrospective basis, new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments, as well as available-for-sale securities, to be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. Key changes to the accounting policies are detailed within this note.

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at amortized cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of December 31, 2020. These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2020 and 2019. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of December 31, 2020 and 2019.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of December 31, 2020 and 2019. No allowance for credit losses was recorded for these assets as of December 31, 2020 and 2019. The carrying values of interest-bearing deposits excludes accrued interest receivable that was not material as of December 31, 2020 and 2019. The carrying values of federal funds sold excludes accrued interest receivable that was not material as of December 31, 2020 and $10 as of December 31, 2019.

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

The Bank’s held-to-maturity securities consist of U.S. agency obligations, government-sponsored enterprise debt obligations, state or local housing agency debt obligations, and MBS issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchase securities considered investment quality. All of these investments were rated double-A, or above, by a NRSRO as of December 31, 2020, based on the lowest long-term credit rating for each security.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For securities classified as available-for-sale, the Bank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

For improvements in cash flows of available-for-sale securities, interest income follows the recognition pattern pursuant to the impairment guidance in effect prior to January 1, 2020 and recoveries of amounts previously written off are recorded when received. For improvements in impaired available-for-sale securities with an allowance for credit losses recognized after the adoption of the new guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount. Effective January 1, 2020, the net noncredit portion of other-than-temporary impairment gains (losses) on available-for-sale securities was reclassified to net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Other-than-temporary Impairment of Investment Securities. Beginning January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments. Prior to January 1, 2020, the Bank evaluated its individual available-for-sale and held-to-maturity securities in unrealized loss positions for other-than-temporary impairment on a quarterly basis. A security was considered impaired when its fair value was less than its amortized cost. The Bank considered an other-than-temporary impairment to have occurred under any of the following circumstances:

•the Bank had an intent to sell the impaired debt security;

•if, based on available evidence, the Bank believed it was more likely than not that it would be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•the Bank did not expect to recover the entire amortized cost basis of the impaired debt security.

If either of the first two conditions above was met, the Bank recognizes an other-than-temporary impairment loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statements of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performed a cash flow analysis to determine if it would recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected was compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there was a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security was adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) was recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) was recognized in other comprehensive income. The credit loss on a debt security was limited to the amount of that security’s unrealized losses.

For subsequent accounting of an other-than-temporarily impaired security, the Bank recorded an additional other-than-temporary impairment if the present value of cash flows expected to be collected was less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) was determined as the difference between the security’s amortized cost, less the amount of other-than-temporary impairment recognized in other comprehensive income prior to the determination of this additional other-than-temporary impairment, and its fair value. Any additional credit loss was limited to that security’s unrealized losses or the difference between the security’s amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in accumulated other comprehensive income related to the security, was reclassified out of accumulated other comprehensive income and recognized in earnings. Any credit loss in excess of the related other comprehensive income was recorded as additional total other-than-temporary impairment loss and recognized in earnings.

For debt securities classified as available-for-sale, the Bank did not accrete the other-than-temporary impairment recognized in accumulated other comprehensive income to the carrying value. Rather, subsequent related increases and decreases (if not an other-than-temporary impairment) in the fair value of available-for-sale securities were netted against the non-credit component of other-than-temporary impairment recognized previously in accumulated other comprehensive income.

Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusted the accretable yield on a prospective basis if there was a significant increase in the security’s expected cash flows. As of the impairment measurement date, a new accretable yield was calculated for the impaired investment security. This adjusted yield was then used to calculate the interest income recognized over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent significant increases in estimated cash flows change the accretable yield on a prospective basis.

Advances. The Bank reports advances (secured loans to members, former members, or housing associates) at amortized cost. Amortized cost is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program (AHP) and Economic Development and Growth Enhancement Program (EDGE)), net deferred fees or costs, and fair value hedge adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees and hedging adjustments to interest income using the contractual

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
interest method. The Bank records interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the Statements of Condition.

In accordance with the new accounting guidance pertaining to the measurement of credit losses on financial instruments, advances are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2020 and 2019.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2020 and 2019. In addition, there were no troubled debt restructurings (TDRs) related to advances as of December 31, 2020 and 2019.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2020 and 2019. Accordingly, the Bank has not recorded any allowance for credit losses on advances as of December 31, 2020 and 2019.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Mortgage Loans Held for Portfolio. The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. These mortgage loans are reported at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, fair value hedge adjustments on loans initially classified as mortgage loan commitments, and direct write-downs. Accrued interest receivable is recorded separately on the Statements of Condition. The Bank performs at least quarterly an assessment of its mortgage loans held for portfolio to estimate expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

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

At least quarterly, the Bank performs an assessment of its mortgage loans held for portfolio to estimate expected credit losses. The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. If a loan was purchased at a discount, the discount does not offset the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2020 and 2019.

Modified loans that are considered a TDR are evaluated individually for impairment. All other conventional residential mortgage loans are evaluated collectively for impairment. The allowance for conventional residential mortgage loans is

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups. For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics. For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.

Modified loans that are considered a TDR are individually evaluated for impairment when determining the related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as TDRs was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of Coronavirus Disease 2019 (COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States on March 13, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to apply the TDR relief provided by the CARES Act.

As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification. Refer to Note 9—Mortgage Loans Held for Portfolio for additional information.

A charge-off is recorded if it is estimated that the amortized cost and any applicable accrued interest in the loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional residential mortgage loan upon the occurrence of a confirming event. Once a loan is 180 days delinquent, the Bank classifies as a loss and charges off the portion of outstanding conventional residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was not material as of December 31, 2020 and 2019.

Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by the clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with a derivative are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following tables present information on premises, equipment, and capitalized computer software cost.

	As of December 31,
	2020	2019	2020	2019
	Premises and Equipment		Computer Software Cost
Gross carrying amount	$93	$92	$69	$64
Accumulated depreciation or amortization	(78)	(76)	(57)	(55)
Net carrying amount	$15	$16	$12	$9

		For the Years Ended December 31,
		2020	2019	2018
Premises and equipment depreciation expense		$3	$4	$4
Software amortization expense		2	2	2

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

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock that is subject to redemption from capital to a liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status through a merger or acquisition, charter termination, or involuntary termination from membership since the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and recorded as interest expense on the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is recorded as cash outflows in the financing activities section of the Statements of Cash Flows.

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

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of December 31, 2020 or 2019.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Restricted Retained Earnings. The Joint Capital Enhancement Agreement, as amended (Capital Agreement), provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the calendar quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 3—Recently Issued and Adopted Accounting Guidance

The following table provides a summary of accounting guidance issued by the Financial Accounting Standards Board which may impact the Bank’s financial statements.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)	This guidance amends the disclosure requirements on fair value measurements.	January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)	This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	January 1, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), as amended by ASU 2021-01	This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	March 12, 2020 through December 31, 2022	The Bank expects it may apply certain of the expedients and exceptions provided in the guidance; however, the Bank is still evaluating this guidance and has yet to apply any of its provisions. Therefore, the full impact of adopting this guidance on the Bank’s financial condition and results of operations has not yet been determined. During the fourth quarter of 2020. the Bank elected optional expedients available under ASU 2021-01 specific to discounting transition on a retrospective basis, which did not have a material impact.
Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)	This guidance amends the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	December 31, 2020	The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $11 and $8 for the years ended December 31, 2020 and 2019, respectively. There are no legal restrictions regarding the withdrawal of these funds.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 5—Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2020	2019
U.S. Treasury obligations	$1,500	$1,499
Government-sponsored enterprises debt obligations	62	59
Total	$1,562	$1,558
The following table presents net gains (losses) on trading securities.

	For the Years Ended December 31,
	2020	2019	2018
Net gains (losses) on trading securities held at year end	$4	$3	$(1)

Note 6—Available-for-sale Securities

During 2020, the Bank sold all of its available-for-sale private-label mortgage-backed securities (MBS). Proceeds from the sale of the available-for-sale private-label MBS totaled $726 which resulted in a net realized gain of $82 determined by the specific identification method. There were no sales during 2019 and 2018.

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020	$—	$—	$—	$—	$—
As of December 31, 2019	$643	$(1)	$42	$—	$684
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2020	—	$—	$—	—	$—	$—	—	$—	$—
As of December 31, 2019	4	$14	$—	2	$3	$(1)	6	$17	$(1)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale.

	As of December 31,
	2020	2019
Variable-rate	$—	$617
Fixed-rate	—	26
Total amortized cost	$—	$643
The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020	$—	$—	$—	$—	$—
As of December 31, 2019	$456	$—	$31	$—	$487
____________
(1) Amounts represent the non-credit portion of an other-than-temporary impairment during the life of the security.

Note 7—Held-to-maturity Securities

During 2020, for strategic, economic and operational reasons, the Bank sold all of its held-to-maturity private-label MBS. The amortized cost of the held-to-maturity private-label MBS sold was $192. Proceeds from the sale of the held-to-maturity private-label MBS totaled $195, which resulted in a net realized gain of $3 determined by the specific identification method. For each of the held-to-maturity securities which were sold, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition due to prepayments or scheduled prepayments over the term of the security. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during 2019 and 2018.
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2020				2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	2,245	6	—	2,251	4,497	7	—	4,504
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	295	2	—	297	89	—	—	89
Government-sponsored enterprises residential	7,283	62	(6)	7,339	8,642	20	(29)	8,633
Government-sponsored enterprises commercial	10,580	31	(10)	10,601	12,518	—	(34)	12,484
Private-label residential	—	—	—	—	192	1	(1)	192
Total	$20,404	$101	$(16)	$20,489	$25,939	$28	$(64)	$25,903
 ____________
(1) Excludes accrued interest receivable of $9 and $27 as of December 31, 2020 and 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
As required prior to the adoption of new accounting guidance for the measurement of credit losses on financial instruments, the following table presents held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities had been in a continuous unrealized loss position.

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

	As of December 31,
	2020		2019
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$245	$245	$1,202	$1,203
Due after one year through five years	1,740	1,742	3,035	3,037
Due after five years through 10 years	201	204	201	204
Due after 10 years	60	61	60	61
Total non-mortgage-backed securities	2,246	2,252	4,498	4,505
Mortgage-backed securities	18,158	18,237	21,441	21,398
Total	$20,404	$20,489	$25,939	$25,903
 ____________
(1) Excludes accrued interest receivable of $9 and $27 as of December 31, 2020 and 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2020	2019
Non-mortgage-backed securities:
Fixed-rate	$1,101	$2,151
Variable-rate	1,145	2,347
Total non-mortgage-backed securities	2,246	4,498

Mortgage-backed securities:
Fixed-rate	2,526	1,177
Variable-rate	15,632	20,264
Total mortgage-backed securities	18,158	21,441
Total amortized cost (1)	$20,404	$25,939
 ____________
(1) Excludes accrued interest receivable of $9 and $27 as of December 31, 2020 and 2019, respectively.
The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020	$—	$—	$—	$—
As of December 31, 2019	$65	$—	$—	$65

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 8—Advances

The Bank offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 20 years, where the interest rates reset periodically at a fixed spread to London Inter-Bank Offered Rate (LIBOR), Secured Overnight Financing Rate (SOFR) or other specified indices.

Redemption Terms. The following table presents the Bank’s advances outstanding by redemption terms.

	As of December 31,
	2020	2019
Due in one year or less	$23,326	$64,413
Due after one year through two years	3,803	7,421
Due after two years through three years	3,347	5,420
Due after three years through four years	2,643	3,382
Due after four years through five years	3,657	4,778
Due after five years	13,867	11,042
Total par value	50,643	96,456
Deferred prepayment fees	(55)	(9)
Discount on AHP advances	(3)	(3)
Discount on EDGE advances	(1)	(2)
Hedging adjustments	1,584	725
Total (1)	$52,168	$97,167
___________
(1) Carrying amounts exclude accrued interest receivable of $77 and $214 as of December 31, 2020 and 2019, respectively.

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $1,800 and $4,693 as of December 31, 2020 and 2019, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2020	2019
Due or callable in one year or less	$25,106	$67,939
Due or callable after one year through two years	3,768	6,451
Due or callable after two years through three years	3,027	4,613
Due or callable after three years through four years	2,383	3,067
Due or callable after four years through five years	3,637	4,517
Due or callable after five years	12,722	9,869
Total par value	$50,643	$96,456

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $5,316 and $4,261 as of December 31, 2020 and 2019, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31,
	2020	2019
Due or convertible in one year or less	$28,258	$68,520
Due or convertible after one year through two years	4,142	7,437
Due or convertible after two years through three years	3,321	5,319
Due or convertible after three years through four years	2,612	3,342
Due or convertible after four years through five years	3,620	4,529
Due or convertible after five years	8,690	7,309
Total par value	$50,643	$96,456

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2020	2019
Fixed-rate:
Due in one year or less	$15,304	$36,366
Due after one year	24,620	25,985
Total fixed-rate	39,924	62,351
Variable-rate:
Due in one year or less	8,022	28,047
Due after one year	2,697	6,058
Total variable-rate	10,719	34,105
Total par value	$50,643	$96,456

Advance Concentrations. The Bank’s advances are concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $36,259 and $71,769 as of December 31, 2020 and 2019, respectively. This concentration represented 71.6 percent and 74.4 percent of the total par value of advances outstanding as of December 31, 2020 and 2019, respectively.
For information related to the Bank’s credit risk on advances and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

Note 9—Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from PFIs, who service and credit enhance the residential mortgage loans that they sold to the Bank. The Bank ceased purchasing these loans directly from PFIs in 2008. The Bank may also acquire fixed-rate residential mortgage loans through participation in eligible mortgage loans purchased from other FHLBanks.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2020	2019
Medium-term (15 years or less)	$3	$5
Long-term (greater than 15 years)	216	292
Total unpaid principal balance	219	297
Premiums	1	1
Discounts	(1)	(1)
Total mortgage loans held for portfolio (1)	219	297
Allowance for credit losses on mortgage loans	(1)	(1)
Mortgage loans held for portfolio, net	$218	$296
____________
(1) Exclude accrued interest receivable of $1 as of December 31, 2020 and 2019.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2020	2019
Conventional mortgage loans	$203	$278
Government-guaranteed or insured mortgage loans	16	19
Total unpaid principal balance	$219	$297

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$1	$1	$1
Provision for credit losses	—	—	—
Balance, end of year	$1	$1	$1

As required by prior accounting guidance for determining the allowance for credit losses on mortgage loans, the following table presents the recorded investment in conventional residential mortgage loans by impairment methodology as of December 31, 2019. The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, hedging adjustments, and direct write-downs. The recorded investment is not net of any valuation allowance.

As of December 31, 2019
Allowance for credit losses:
Collectively evaluated for impairment	$1
Recorded investment:
Individually evaluated for impairment	$8
Collectively evaluated for impairment	271
Total recorded investment	$279

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2020
	Origination Year
	2016	Prior to 2016	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$6	$6
Past due 60-89 days	—	2	2
Past due 90 days or more	1	11	12
Total past due mortgage loans	1	19	20
Current mortgage loans	42	141	183
Total conventional mortgage loans	$43	$160	$203
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2020.

As of December 31, 2019
Payment status, at recorded investment:(1)
Past due 30-59 days	$8
Past due 60-89 days	2
Past due 90 days or more	6
Total past due mortgage loans	16
Current mortgage loans	263
Total conventional mortgage loans	$279
____________
(1) Recorded investment includes accrued interest receivable of $1 as of December 31, 2019.

The following tables present the other delinquency statistics for all mortgage loans.

	As of December 31, 2020
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$—	$—	$—
Seriously delinquent rate (2)	6.03%	8.10%	6.18%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$12	$—	$12
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of December 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for credit losses.

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

As of December 31, 2020, there were $17 in unpaid principal balance of conventional residential mortgage loans in a forbearance plan as a result of COVID-19, representing 7.60 percent of the Bank’s mortgage loans held for portfolio. Of the conventional residential mortgage loans in a forbearance plan, $6 in unpaid principal balance of these conventional loans had a current payment status, $1 were 30 to 59 days past due, $1 were 60 to 89 days past due, and $9 were 90 days or more past due and in nonaccrual payment status.

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

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. The Bank had none of these modifications

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
outstanding as of December 31, 2020. The recorded investment in mortgage loans classified as TDRs was $0 and $8 as of December 31, 2020 and 2019, respectively.

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $746,772 and $1,025,895 as of December 31, 2020 and 2019, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $91,760 and $149,251 as of December 31, 2020 and 2019, respectively, compared to a book value of $84,764 and $140,637 in consolidated obligations as of December 31, 2020 and 2019, respectively.

General Terms. Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms and may use a variety of indices for interest-rate resets including the LIBOR, SOFR, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate consolidated obligation bonds may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2020	2019
Simple variable-rate	$52,935	$56,938
Fixed-rate	6,322	30,810
Step up/down	75	735
Total par value	$59,332	$88,483

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2020		2019
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$43,788	0.24	$79,699	1.75
Due after one year through two years	11,205	0.25	4,426	1.90
Due after two years through three years	340	2.05	817	2.32
Due after three years through four years	1,719	2.33	546	2.84
Due after four years through five years	1,090	0.50	1,635	2.47
Due after five years	1,190	3.76	1,360	3.54
Total par value	59,332	0.40	88,483	1.82
Premiums	11		4
Discounts	(20)		(20)
Hedging adjustments	56		36
Total	$59,379		$88,503

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2020	2019
Noncallable	$59,247	$76,243
Callable	85	12,240
Total par value	$59,332	$88,483

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2020	2019
Due or callable in one year or less	$43,873	$81,624
Due or callable after one year through two years	11,205	3,746
Due or callable after two years through three years	315	432
Due or callable after three years through four years	1,659	171
Due or callable after four years through five years	1,090	1,320
Due or callable after five years	1,190	1,190
Total par value	$59,332	$88,483

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2020	$25,385	$25,389	0.11
As of December 31, 2019	$52,134	$52,298	1.64

Note 11—Affordable Housing Program
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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2020, 2019, or 2018. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2020, 2019, or 2018. The Bank had outstanding principal in AHP-related advances of $16 and $19 as of December 31, 2020 and 2019, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents a rollforward of the Bank’s AHP liability.

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$89	$85	$77
AHP assessment	28	41	46
Subsidy usage, net	(35)	(37)	(38)
Balance, end of year	$82	$89	$85

Note 12—Capital and Mandatorily Redeemable Capital Stock
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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2020 and 2019. Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2020		2019
	Required	Actual	Required	Actual
Risk-based capital	$1,496	$5,276	$1,423	$7,142
Total regulatory capital ratio	4.00%	5.72%	4.00%	4.77%
Total regulatory capital	$3,692	$5,276	$5,994	$7,142
Leverage capital ratio	5.00%	8.58%	5.00%	7.15%
Leverage capital	$4,615	$7,914	$7,493	$10,713

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2020, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member’s total assets as of December 31, 2019, subject to a cap of $15. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31. As of December 31, 2020, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:
•4.25 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2020 and 2019.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2020 and 2019, the Bank’s excess capital stock did not exceed one percent of its total assets.

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

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2020, 2019, and 2018.

	2020		2019		2018
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$76	5.93	$85	6.47	$65	5.16
Second quarter	70	5.53	81	6.54	80	5.78
Third quarter	58	4.35	82	6.36	82	6.19
Fourth quarter	35	4.00	76	6.05	82	6.19
Total	$239	5.03	$324	6.36	$309	5.77

The concentration of the Bank’s regulatory capital stock to its 10 largest shareholders was $1,683, or 54.7 percent, and $3,200, or 64.1 percent, as of December 31, 2020 and 2019, respectively.
The following table presents the activity in mandatorily redeemable capital stock.

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$1	$1	$1
Net reclassification from capital during the year	22	21	37
Repurchase/redemption of mandatorily redeemable capital stock	(23)	(21)	(37)
Balance, end of year	$—	$1	$1

As of December 31, 2020, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2020	2019
Due after three years through four years	$—	$1

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 13—Accumulated Other Comprehensive (Loss) Income
The following table presents the components comprising accumulated other comprehensive (loss) income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$—	$134	$(24)	$110
Other comprehensive income before reclassifications:
Net change in fair value	—	(65)	—	(65)
Actuarial gain	—	—	3	3
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	—	3
Net current period other comprehensive (loss) income	—	(62)	3	$(59)
Balance, December 31, 2018	—	72	(21)	51
Other comprehensive income before reclassifications:
Net change in fair value	—	(44)	—	(44)
Actuarial loss	—	—	(4)	(4)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	13	—	13
Amortization of pension and postretirement (1)		—	6	6
Net current period other comprehensive (loss) income	—	(31)	2	(29)
Balance, December 31, 2019	—	41	(19)	22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Actuarial loss	—	—	(2)	(2)
Reclassification from accumulated other comprehensive income to net income:				—
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Amortization of pension and postretirement (1)	—	—	5	5
Net current period other comprehensive (loss) income	—	(41)	3	(38)
Balance, December 31, 2020	$—	$—	$(16)	$(16)
____________
(1) Included in Noninterest expense - Other on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 14—Pension and Postretirement Benefit Plans

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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2019. The contributions made by the Bank during 2020 and 2019 were more than five of the total contributions for each of the Pentegra Plan years ended June 30, 2019 and 2018.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2020	2019	2018
Net pension cost charged to compensation and benefit expense for the year ended December 31	$31	$11	$24
Pentegra Plan funded status as of July 1(1)	108.20%	108.62%	110.96%
Bank’s funded status as of July 1	130.19%	119.41%	116.93%
____________
(1) The Pentegra Plan’s funded status as of July 1 is preliminary and may increase because the plan’s participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2021 for the plan year ended June 30, 2020 and through March 15, 2020 for the plan year ended June 30, 2019). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2022 for the plan year July 1, 2020 through June 30, 2021 and April 2021 for the plan year July 1, 2019 through June 30, 2020. Form 5500 was filed in April 2020 for the plan year July 1, 2018 through June 30, 2019.

The Bank also participates in a qualified defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $3 to this plan during each of the years ended December 31, 2020, 2019, and 2018.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributions to this plan were not material during each of the years ended December 31, 2020, 2019, and 2018.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank’s minimum obligation from this plan was $6 and $5 as of December 31, 2020 and 2019, respectively. Operating expense includes deferred compensation and accrued earnings of $1, $2, and $1 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $64 as of December 31, 2020 and 2019. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $1, $2, and $1 for the years ended December 31, 2020, 2019, and 2018, respectively. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of $3, $2, and $3 for the years ended December 31, 2020, 2019, and 2018, respectively.

The financial amounts related to the Bank’s supplemental nonqualified defined benefit pension plan and postretirement health benefit plan are not material to the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 15—Derivatives and Hedging Activities
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

The most common ways in which the Bank uses derivatives are to:

•preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

•reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•mitigate the adverse earnings effects from the shortening or lengthening of certain assets (e.g., mortgage assets) and liabilities;

•protect the value of existing asset or liability positions;

•manage embedded options in assets and liabilities; and

•achieve overall asset/liability management objectives.
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

	As of December 31,
	2020			2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$28,001	$5	$502	$73,637	$71	$221
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	121	1	1	478	5	1
Interest-rate caps or floors	7,000	1	1	7,084	—	—
Total derivatives not designated as hedging instruments	7,121	2	2	7,562	5	1
Total derivatives before netting and collateral adjustments	$35,122	7	504	$81,199	76	222
Netting adjustments and cash collateral (2)		384	(493)		304	(215)
Derivative assets and derivative liabilities		$391	$11		$380	$7
___________
(1)Includes variation margin for daily settled contracts of $1,065 and $503 as of December 31, 2020 and 2019, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $878 and $543 as of December 31, 2020 and 2019, respectively. Cash collateral received, including accrued interest, was $0 and $25 as of December 31, 2020 and 2019, respectively.

As a result of adopting new accounting guidance related to derivatives and hedging activities, on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in noninterest income as net (losses) gains on derivatives and hedging activities.
The following tables present the net gains (losses) on fair value hedging relationships.

	For the Year Ended December 31, 2020
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$870	$(582)	$(357)
Changes in fair value:
Hedged items	$922	$(18)	$—
Derivatives	(886)	20	—
Net changes in fair value	36	2	—
Net interest settlements on derivatives (1) (2)	(341)	41	39
Amortization/accretion of active hedging relationships	(56)	(2)	—
Other	(4)	—	—
Total net interest income effect from fair value hedging relationships	$(365)	$41	$39
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2019
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$2,451	$(1,808)	$(1,371)
Changes in fair value:
Hedged items (2)	$693	$(176)	$—
Derivatives	(682)	174	—
Net changes in fair value	11	(2)	—
Net interest settlements on derivatives (1) (2)	21	(32)	—
Amortization/accretion of active hedging relationships	(28)	—	—
Other	—	(1)	—
Total net interest income effect from fair value hedging relationships	$4	$(35)	$—
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Year Ended December 31, 2018 (1)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$2,227	$(1,604)	$(1,139)
Changes in fair value:
Hedged items (2)	$(124)	$59	$(2)
Derivatives	156	(58)	1
Net changes in fair value	32	1	(1)
Net effect of derivatives on net interest income	$(20)	$(40)	$(2)
____________
(1) Prior period amounts were not conformed to the new hedge accounting guidance adopted January 1, 2019.
(2) Prior period amounts do not included amortization on hedged items.

The following tables present the total basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of December 31, 2020
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$25,380	$1,529	$55	$1,584
Consolidated obligations:
Bonds	1,555	56	—	56
Discount notes	1,122	—	—	—
____________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

	As of December 31, 2019
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$29,984	$716	$9	$725
Consolidated obligations:
Bonds	26,348	36	—	36
Discount notes	17,742	—	—	—

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

	For the Years Ended December 31,
	2020	2019	2018
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	N/A (1)	N/A (1)	$32
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(4)	$(3)	1
Interest-rate caps or floors	—	(1)	—
Net interest settlements	(2)	—	—
Total net (losses) gains related to derivatives not designated as hedging instruments	(6)	(4)	1
Price alignment amount (2)	—	—	(4)
Net (losses) gains on derivatives and hedging activities	$(6)	$(4)	$29
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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2020 was $8, for which the Bank was not required to post collateral as of December 31, 2020. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $3 of collateral at fair value to its uncleared derivative counterparties as of December 31, 2020.

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

	As of December 31,
	2020		2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$6	$493	$59	$219
Cleared derivatives	1	11	17	3
Total gross recognized amount	7	504	76	222
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(2)	(482)	(47)	(212)
Cleared derivatives	386	(11)	351	(3)
Total gross amounts of netting adjustments and cash collateral:	384	(493)	304	(215)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	4	11	12	7
Cleared derivatives	387	—	368	—
Total net amounts after netting adjustments and cash collateral	391	11	380	7
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	1	—	4	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	1	—	4	—
Net unsecured amounts: (1)
Uncleared derivatives	3	11	8	7
Cleared derivatives	387	—	368	—
Total net unsecured amount (1)	$390	$11	$376	$7
____________
(1)The Bank had net credit exposure of $3 and $6 as of December 31, 2020 and 2019, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

Note 16—Estimated Fair Values

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2020 and 2019.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2020 and 2019.

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

	As of December 31, 2020
	Fair Value Measurements Using			Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,500	$—	$—	$1,500
Government-sponsored enterprises debt obligations	—	62	—	—	62
Total trading securities	—	1,562	—	—	1,562
Derivative assets:
Interest-rate related	—	7	—	384	391
Grantor trust (included in Other assets)	74	—	—	—	74
Total assets at fair value	$74	$1,569	$—	$384	$2,027
Liabilities
Derivative liabilities:
Interest-rate related	$—	$504	$—	$(493)	$11
Total liabilities at fair value	$—	$504	$—	$(493)	$11
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

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$684	$865	$1,104
Total (losses) gains realized and unrealized: (1)
Net realized gains from sale of available-for-sale securities	82	—	—
Net impairment losses recognized in earnings	—	(13)	(3)
Included in other comprehensive income	(41)	(31)	(62)
Accretion of credit losses in net interest income	1	51	62
Sales	(726)	—	—
Settlements	—	(188)	(236)
Balance, end of year	$—	$684	$865
____________
(1)Related to available-for-sale securities held at year end.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2020 and 2019. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2020 and 2019.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The significant assumptions used in this model are based on management’s best estimate of discount rates, market indices, and market volatility. The inputs for interest-rate related derivatives uses the SOFR swap curve for cleared derivatives and the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2020 and 2019.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2020 and 2019. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,905	$2,905	$2,905	$—	$—	$—
Interest-bearing deposits	1,644	1,644	—	1,644	—	—
Securities purchased under agreements to resell	9,500	9,500	—	9,500	—	—
Federal funds sold	3,270	3,270	—	3,270	—	—
Trading securities	1,562	1,562	—	1,562	—	—
Held-to-maturity securities	20,404	20,489	—	20,489	—	—
Advances	52,168	52,610	—	52,610	—	—
Mortgage loans held for portfolio, net	218	234	—	234	—	—
Accrued interest receivable	88	88	—	88	—	—
Derivative assets	391	391	—	7	—	384
Grantor trust assets (included in Other assets)	74	74	74	—	—	—
Liabilities:
Interest-bearing deposits	1,998	1,998	—	1,998	—	—
Consolidated obligations, net:
Discount notes	25,385	25,387	—	25,387	—	—
Bonds	59,379	59,835	—	59,835	—	—
Mandatorily redeemable capital stock	—	—	—	—	—	—
Accrued interest payable	45	45	—	45	—	—
Derivative liabilities	11	11	—	504	—	(493)
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

Note 17—Commitments and Contingencies
Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $662,051 and $885,114 as of December 31, 2020 and 2019, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2020 and 2019. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2020 and 2019.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2020			2019
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$9,287	$6,754	$16,041	$8,532	$23,973	$32,505
Commitments to fund additional advances	10	107	117	—	—	—
Unsettled consolidated obligation bonds, at par (2)	1	—	1	—	—	—
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	2,000	—	2,000
____________
(1)“Expire Within One Year” includes 15 standby letters of credit for a total of $19 and 13 standby letters of credit for a total of $36 as of December 31, 2020 and 2019, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $30 and $117 as of December 31, 2020 and 2019, respectively.

The Bank’s operating expenses include net rental costs of $1 for each of the years ended December 31, 2020, 2019, and 2018. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 18—Transactions with Shareholders
The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible housing associates under the FHLBank Act, and mortgage loans held for portfolio were purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loans purchased. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of December 31, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
TIAA, FSB	337	10.94	7,571	14.95	$1	0.07
Bank of America, National Association	334	10.85	7,507	14.82	—	0.01

	As of December 31, 2019
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$760	15.24	$17,537	18.18	$—	—

Note 19—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2020 and 2019. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2020, 2019, and 2018.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2020	2019	2018
Investing activities:
Loans to other FHLBanks	$(500)	$(2,600)	$(1,000)
Principal collected on loans to other FHLBanks	500	3,100	700
Net change in loans to other FHLBanks	$—	$500	$(300)

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$—	$2,078	$660
Payments of short-term borrowings from other FHLBanks	—	(2,078)	(660)
Net change in borrowings from other FHLBanks	$—	$—	$—
Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these mortgage loans was $43 and $69 as of December 31, 2020 and 2019, respectively.

Note 20— Subsequent Events

On January 29, 2021, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2020. The Bank paid the fourth quarter 2020 dividend on February 2, 2021, in the amount of $30.

On January 29, 2021, the Bank’s board of directors approved an adjustment to the membership stock requirement from 0.09 percent (nine basis points) to 0.05 percent (five basis points) of the member’s total assets, and an adjustment of the cap from $15 to $16.20, as well as an adjustment to the activity-based stock requirement from 4.25 percent to 3.75 percent of the member’s outstanding par value of advances. These changes become effective March 19, 2021. The Bank cannot estimate the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
impact of these changes at this time.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

The following tables present supplementary financial information for each quarter in the years ended December 31, 2020 and 2019 (in millions).

	For the Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$134	$188	$312	$643	$1,277
Interest expense	65	99	222	558	944
Net interest income	69	89	90	85	333
Noninterest income	5	9	6	93	113
Noninterest expense	36	35	34	58	163
Affordable Housing Program assessment	3	7	6	12	28
Net income	$35	$56	$56	$108	$255

	For the Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$840	$913	$999	$988	$3,740
Interest expense	699	795	867	844	3,205
Net interest income	141	118	132	144	535
Noninterest income	3	5	4	7	19
Noninterest expense	36	39	32	39	146
Affordable Housing Program assessment	11	8	11	11	41
Net income	$97	$76	$93	$101	$367

Investment Portfolio

The following table presents supplementary financial information on the Bank’s investments (dollars in millions).

	As of December 31,
	2020					2019	2018
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Interest-bearing deposits	$1,644	$—	$—	$—	$1,644	$3,810	$6,782
Securities purchased under agreements to resell	9,500	—	—	—	9,500	8,800	3,750
Federal funds sold	3,270	—	—	—	3,270	9,826	8,978

Trading securities:
U.S. Treasury obligations	1,500	—	—	—	1,500	1,499	—
Government-sponsored enterprises debt obligations	—	62	—	—	62	59	55
Total trading securities	1,500	62	—	—	1,562	1,558	55

Available-for-sale securities:
Private-label residential MBS	—	—	—	—	—	684	865

Held-to-maturity securities:
State and local housing agency debt obligations	—	—	1	—	1	1	1
Government-sponsored enterprises debt obligations	245	1,740	200	60	2,245	4,497	2,672
Mortgage-backed securities:
U.S. agency obligations- guaranteed residential	—	1	4	290	295	89	118
Government-sponsored enterprises residential	—	32	42	7,209	7,283	8,642	9,304
Government-sponsored enterprises commercial	19	2,211	7,917	433	10,580	12,518	11,368
Private-label residential	—	—	—	—	—	192	416
Total held-to-maturity securities	264	3,984	8,164	7,992	20,404	25,939	23,879

Total investment securities	1,764	4,046	8,164	7,992	21,966	28,181	24,799
Total investments	$16,178	$4,046	$8,164	$7,992	$36,380	$50,617	$44,309

Yield on trading securities	0.22%	2.64%	—	—
Yield on held-to-maturity securities	0.32%	0.49%	0.67%	0.96%
Yield on total investment securities	0.24%	0.52%	0.67%	0.96%

The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2020.

Loan Portfolio

The following table presents the Bank’s outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans (in millions).

	As of December 31,
	2020	2019	2018	2017	2016
Advances	$52,168	$97,167	$108,462	$102,440	$99,077
Real estate mortgages	$219	$297	$361	$436	$524
Nonaccrual real estate mortgages, unpaid principal balance	$12	$5	$6	$11	$11
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (1)	$1	$—	$—	$—	$1
Troubled debt restructurings, unpaid principal balance (not included above) (2)	$5	$7	$8	$9	$10
Interest contractually due during the year	$1
Interest actually received during the year	$—
___________
(1) Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.
(2) Represents troubled debt restructured loans that are still performing as of year end.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The following table presents the allowance for credit losses on domestic conventional residential mortgage loans (dollars in millions).

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Balance, beginning of year	$1	$1	$1	$1	$2
Reversal of provision for credit losses	—	—	—	—	(1)
Balance, end of year	$1	$1	$1	$1	$1
Ratio of net charge-offs during the year to average loans outstanding during the year (in basis points)	4	—	3	4	2

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding the Bank’s short-term borrowings (dollars in millions).

	As of and for the Years Ended December 31,
	2020	2019	2018
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$25,385	$52,134	$66,025
Weighted average interest rate at the end of the year	0.11%	1.64%	2.33%
Daily average outstanding for the year	$52,397	$59,736	$60,847
Weighted average interest rate for the year	0.68%	2.29%	1.87%
Maximum amount outstanding at any month-end during the year	$97,698	$73,642	$70,108

Consolidated obligation bonds:
Amount outstanding at the end of the year	$26,952	$64,675	$30,618
Weighted average interest rate at the end of the year	0.16%	1.74%	2.33%
Daily average outstanding for the year	$41,118	$43,592	$33,428
Weighted average interest rate for the year	0.78%	2.19%	2.31%
Maximum amount outstanding at any month-end during the year	$59,285	$70,983	$37,806

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

As of December 31, 2020, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2020, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

Member Directors

Candidates for member directorships in a particular state are nominated by members in that state. FHLBank Boards are not permitted to nominate or elect member directors, except for vacant member directorships. Finance Agency regulations require that:

•a member directorship be held only by an officer or director of a member institution located within the Bank’s district;
•the member institution meet all minimum capital requirements established by its regulator(s); and
•the member institution be a member as of the record date established for the election of the member director.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2020, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2020 election notification process.

Independent Directors

Candidates for independent directorships are nominated by the Bank’s board of directors. Finance Agency regulations require that an independent directorship be held only by an individual:

•who is a bona fide resident of the Bank’s district;
•who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank; and
•who is not an officer of any FHLBank.

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

The Bank has determined that all directors meet the regulatory eligibility requirements for directors. Because of the laws and regulations governing member directorship elections that are described above, the Bank is not in a position to know what specific factors the Bank’s member institutions may consider in selecting member director candidates or electing member directors. For the Bank’s independent directors, the board considered the experience, qualifications, attributes or skills described in the biographical paragraphs provided below in determining to nominate that person as a director for the Bank. In addition, the board has at times considered the importance of maintaining a continuity of relevant knowledge, leadership and experience on the board and the diversity the candidate would bring to the board when making nominations.

The following table presents information regarding each of the Bank’s directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Brian E. Argrett(1)	57	2016	12/31/2021	(12)
Travis Cosby, III(1)	62	2014	12/31/2021	(5)(7)(8)(9)
Suzanne S. DeFerie(1)	63	2015	12/31/2024	(5)(7)(8)(9)
R. Thornwell Dunlap, III(1)	63	2016	12/31/2023	(5)(6)(8)(10)
William C. Handorf(2)	76	2007	12/31/2023	(5)(7)(8)(9)
Scott C. Harvard(1)(4)	66	2017	12/31/2024	(7)(8)(10)(11)
Jonathan Kislak(2)	72	2008	12/31/2022	(5)(7)(8)(9)
Kim C. Liddell(1)	60	2015	12/31/2022	(6)(8)(9)(11)
Edwina L. Payne(2)	57	2021	12/31/2024	(5)(7)(8)(10)
Garrett S. Richter(1)	70	2019	12/31/2022	(6)(8)(10)(11)
John B. Rucker(2)	69	2017	12/31/2023	(6)(8)(10)(11)
Kim D. Saunders(2)(3)	60	2021	12/31/2024	(6)(8)(9)(11)
Robert L. Strickland, Jr.(2)(3)(4)	69	2007	12/31/2021	(6)(8)(10)(11)
Richard A. Whaley(1)	61	2013	12/31/2022	(13)
____________
(1)Member Director
(2)Independent Director
(3)Public Interest Director
(4)Mr. Harvard previously served as a director from 2003-2012. Mr. Strickland previously served as a director from 2002-2004.
(5)Member of Audit Committee
(6)Member of Credit and Member Services Committee
(7)Member of Enterprise Risk and Operations Committee
(8)Member of Executive Committee
(9)Member of Finance Committee
(10)Member of Governance and Compensation Committee
(11)Member of Housing and Community Investment Committee
(12)Vice chairman of Executive Committee and ex officio member of all board committees
(13)Chairman of Executive Committee and ex officio member of all board committees

Chairman of the board, Richard A. Whaley, has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He currently serves as chairman of the Georgia Bankers Association Insurance Trust, Inc. and is a veteran of the U.S. Army. Mr. Whaley served as Chairman of the Council of FHLBanks in 2020. He currently serves as chairman of the Executive Committee and ex officio member of the other committees of the Bank’s board.
Vice chairman of the board, Brian E. Argrett has served as president, chief executive officer, and director of City First Bank of DC since 2011. Previously, Mr. Argrett was founder and managing partner of both Fulcrum Capital Group and Fulcrum Capital Partners, L.P. from 1992 to 2011. He served as president, chief executive officer, and director of Fulcrum Venture Capital Corporation, a federally licensed and regulated Small Business Investment Company, from 1992 to 2011. He currently serves as chairman of the boards of directors of City First Enterprises, a nonprofit bank holding company, and City First Foundation. Mr. Argrett also served as presidential appointee to the Community Development Advisory Board, former chairman of the Community Development Bankers Association, and director of the Washington DC Economic Partnership. From 2006-2009, Mr. Argrett served on the audit committee of First Federal Financial Corp. (NYSE- FED). He currently serves as vice chairman of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Travis Cosby, III has served as chairman of the board of First Community Bank of Central Alabama in Wetumpka, Alabama, since January 1, 2013, having previously served as president from 2001 to 2011 as well as chief executive officer from 2004 to 2012. He has over 30 years of banking experience and served in operations, lending, investment portfolio management, and funds management positions. He worked at Union Planters Bank from 1998 to 2001, achieving the title of city president, after rising to executive vice president during his tenure at First National Bank of Wetumpka from 1982 to 1998. From 1980 to 1982, Mr. Cosby worked at Jackson Thornton and Co., CPAs. He earned a B.S. in accounting from Auburn University, and became a certified public accountant in June 1982. Mr. Cosby is a past chairman and former Chairman’s Council member of the Alabama Bankers Association, Inc. He currently serves as chairman of the Audit Committee and vice chairman of the Enterprise Risk and Operations Committee of the Bank’s board.

Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ-FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ-ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves a member of the board of directors for First Bancorp. Prior to becoming president and chief executive officer of Asheville Savings Bank and ASB Bancorp, Inc., Ms. DeFerie was executive vice president and chief financial officer of Asheville Savings Bank for 16 years. She currently serves as chairman of the Finance Committee and vice chairman of the Audit Committee of the Bank’s board.

R. Thornwell Dunlap, III has served as president and chief executive officer of Countybank since 1995 and chairman of its holding company, TCB Corporation (TCB), since 2001. In his capacity as chairman of TCB, Mr. Dunlap is a director of Greenwood Capital Associates, LLC, a registered investment advisory firm, owned by the TCB. He is the past chairman of the South Carolina Bankers Association and is a past chairman of the Independent Banks of South Carolina. Mr. Dunlap is the past chairman of the Greenwood Partnership Alliance and served on the Piedmont Technical College Foundation Board of Directors. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chairman of the Greenwood Rotary Club. He currently serves as chairman of the Governance and Compensation Committee and vice chairman of the Credit and Member Services Committee of the Bank’s board.

William C. Handorf, Ph.D. has served as a professor of finance, banking and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. He is a disabled veteran having been wounded while serving as a First Lieutenant with the U.S. Army in Vietnam. Mr. Handorf currently serves as vice chairman of the Finance Committee of the Bank’s board. His experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (OTC - FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chairman from 2007-2012. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a Vice President of Virginia Savings Bank from 2009 to 2011. He served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, previously serving as its chairman. He is a director of Community Bankers Bank Financial Corp and its subsidiary, Community Bankers Bank in Richmond, Virginia. He also served on the Council of Federal Home Loan Banks. Mr. Harvard has a served on numerous non-profit boards over his career and currently serves on the boards of the Virginia Bankers Association, the VBA Education Foundation, Top of Virginia Chamber of Commerce and the Shenandoah Valley Westminster Canterbury. Mr. Harvard currently serves as vice chairman of the Governance and Compensation Committee of the Bank’s board.
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

Kim C. Liddell has served as a director of BayVanguard Bank since October 31, 2020. He previously served as president and chief executive officer of 1880 Bank, formerly known as the National Bank of Cambridge, in Cambridge, Maryland, from 2010, and as chairman of the board since April 2011, until its acquisition B ayVanguard Bank in October, 2020. From 2004 to 2009, Mr. Liddell served as chief operating officer and executive vice president of Cardinal Financial Corporation (CFNL) and Cardinal Bank. Mr. Liddell has served as a board member of the Maryland Bankers Association, Virginia Bankers Association’s Member Services, Inc., Junior Achievement of the National Capital Area, Business in Education Partnership with the Falls Church City Public Schools, Arlington County Chamber of Commerce, Celebrate Fairfax, Dorchester County Chamber of Commerce, and Leadership Fairfax. Mr. Liddell currently serves on the Federal Reserve Bank of Richmond’s Community Depository Institutions Advisory Council and board of Dorchester General Hospital Foundation. Mr. Liddell currently serves as chairman of the Credit and Member Services Committee of the Bank’s board.

Edwina L. Payne served as Senior Vice President, Technology Strategy & Enterprise Portfolio, McKesson Corporation, from 2019-2020, in which she was responsible for the McKesson technology strategy, enterprise portfolio management, enterprise architecture, asset management and organization effectiveness functions for McKesson IT globally. Ms. Payne has served in numerous executive information technology leadership positions, including service as Chief Information Officer of Avanos Medical from 2017-2019 and Chief Information Officer for Zimmer Biomet and Zimmer Inc. from 2010-2016. Her experience includes broad global supply chain and life sciences environments, including global IT and supply chain leadership positions at Johnson and Johnson from 2003 to 2010 and Kellogg Company from 1986-1998, where her roles included assignments in Brazil and Mexico. Ms. Payne currently serves on the Industrial Advisory Board for Purdue University, School of Computer Technology and the Dean’s Council for Purdue University, College of Technology. In addition, she currently serves on the Marian University Technology Advisory Board, the Tech Alpharetta Board, and the Inspiredu Board in Atlanta. Ms. Payne was a Georgia CIO of the Year Finalist in 2018. Ms. Payne’s experience in audit, risk management, and information technology supported her nomination as an independent director.

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

Kim D. Saunders has served as President and CEO of the National Bankers Association (NBA) since 2018, having served as a director since 2013. The NBA is the premier trade association for the nation’s minority banks. Ms. Saunders also serves as the Co-Managing Director of the MDI Keeper’s Fund, L.P., which primarily provides Tier I capital to minority depository institutions. Previously, Ms. Saunders served in executive leadership roles in minority depository institutions and community development financial institutions, which are mission driven organizations that expand economic opportunity for underserved people and communities. These institutions are focused on serving community and consumer interests in banking services, credit needs, and housing, in areas that are usually economically distressed. From 2007-2014, Ms. Saunders served as Director, President and CEO of M&F Bancorp, Inc. & Mechanics & Farmers Bank. Prior to that, she served as President and CEO, Consolidated Bank & Trust Company from 2003-2007, and Executive Vice President and Chief Lending Officer, City First Bank of D.C. from 1998-2003. Ms. Saunders currently serves on Citibank’s NMTC Corporation-Community Development

Entity Advisory Board and the National Foundation for Credit Counseling Envisioning Home Ownership Housing Advisory Committee. From 2004-2006, she served on the Virginia Fair Housing Board and from 2009-2015 she served on the board of the United Way of the Greater Triangle. Ms. Saunder’s experience with MDIs and CDFIs, which are organizations that are typically focused on community and consumer interests in banking services, credit needs, and housing, in areas that are typically economically distressed, supported her nomination as a public interest director.

Robert L. Strickland, Jr. is executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland served as president of the National Council of State Housing Agencies for two terms. He has also served on the National Association of Home Builders Mortgage Finance Roundtable and as a member of Fannie Mae’s National Advisory Council. He currently serves as a director of the Alabama MultiFamily Loan Consortium. Mr. Strickland currently serves as vice chairman of the Housing and Community Investment Committee of the Bank’s board. Mr. Strickland’s experience in affordable housing finance supported his nomination as a public interest director.

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

Finance Agency Regulations Regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 4, 2021, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 4, 2021, directors Handorf, Kislak, Payne, Rucker, and Strickland, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution may routinely engage in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards. Similarly, because Ms. Saunders is a general partner in a fund that may provide capital investments in Bank MDI members, who are able to transact business with the Bank, the board has determined that she would not meet the independence criteria under the NYSE independence standards after any such investment.

It is possible that under the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time. Similar reasoning applies to Ms. Saunders.

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Argrett, Dunlap, Harvard, Payne, Richter, Rucker, Strickland, and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 4, 2021, each of directors Handorf, Kislak, Payne, Rucker, and Strickland was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Ms. Saunders was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Argrett, Cosby, DeFerie, Dunlap, Handorf, Kislak, Payne and Whaley. The board determined that, as of March 4, 2021, each of directors Handorf, Kislak and Payne was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Argrett, Cosby, Dunlap, DeFerie, Handorf, Kislak and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 4, 2021, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

The board of directors establishes the Bank’s risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting its risk appetite and RMP. The board reviews the risk appetite report on a quarterly basis and approves any changes as appropriate. The board receives regular updates on the Bank’s key risks including an independent risk assessment. The board reviews the RMP at least annually and approves any amendments to it as appropriate. For further discussion of the risk appetite and the RMP, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management. The board works with management to align the Bank’s strategic activities and objectives within the parameters of the risk appetite framework and the RMP. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

•Audit Committee oversees the Bank’s financial reporting process, system of internal control, audit process, policies and procedures for assessing and monitoring implementation of the strategic plan, and the Bank’s process for monitoring compliance with laws and regulations.

•Credit and Member Services Committee oversees the Bank’s credit and collateral policies and related programs, services, products and documentation, and the Bank’s credit and collateral risk management program, strategies, and activities.

•Enterprise Risk and Operations Committee oversees the Bank’s enterprise risk management functions, operations, information technology, and other related matters.

•Executive Committee exercises most of the powers of the board in the management and direction of the affairs of the Bank during the intervals between board meetings.
•Finance Committee oversees matters affecting the Bank’s financial performance, capital management and other related matters, including the Bank’s market and liquidity risk management program, strategies, and activities.
•Governance and Compensation Committee oversees the Bank’s governance practices, compensation and benefits programs, and other related matters.

•Housing and Community Investment Committee oversees the Bank’s housing and community investment policies, programs, and other relevant matters, including any other Bank products, services, and programs that may provide grants, subsidies, or other forms of assistance to support affordable housing and community economic development for low- and moderate-income individuals and communities.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2020 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2020 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	57	President and Chief Executive Officer
Alp E. Can	45	Executive Vice President and Chief Risk Officer
Reginald T. O’Shields	50	Executive Vice President and General Counsel, Chief Compliance and Ethics Officer
Joel Badger	54	Senior Vice President and Chief Audit Officer
Scott M. Brennan	44	Senior Vice President and Director of Sales
Julia S. Brown	55	Senior Vice President and Corporate Secretary
Sharon B. Cook	42	Senior Vice President and Chief Marketing Officer
Bryan Delong	57	Senior Vice President and Chief Human Resources Officer
Arthur L. Fleming	62	Senior Vice President and Director of Community Investment Services
Melissa V. Hoggatt	60	Senior Vice President and Chief Information Officer
Annette Hunter	56	Senior Vice President and Director of Business Operations
Haig H. Kazazian, III	55	Senior Vice President and Chief Financial Officer
Robert S. Kovach	57	Senior Vice President and Chief Credit Officer
Leslie H. Schreiner	57	First Vice President and Director of Diversity and Inclusion
William T. Shaw	49	Senior Vice President and Controller

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

Reginald T. O’Shields was appointed director of Enterprise Solutions effective November 1, 2019 and executive vice president effective January 1, 2020, having previously served as senior vice president and general counsel since 2011 and Chief Compliance and Ethics Officer since 2018. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, human resources and administrative services, corporate communications, marketing, government and industry relations, and community investment services . Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth

Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

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

Sharon B. Cook has served as chief marketing officer since 2015, having been promoted from first vice president to senior vice president effective January 1, 2020. Ms. Cook oversees the Bank’s corporate communications, marketing, and government and industry relations. Ms. Cook joined the bank in 2008 as a senior marketing communications manager. She was promoted to vice president, director of corporate communications in 2011. Prior to joining the Bank, Ms. Cook held leadership positions in retail banking for two Atlanta area credit unions, most recently as the vice president of marketing services for CDC Credit Union from 2002 to 2008. Ms. Cook earned an M.B.A. from Brenau University and a B.A. in Journalism and Mass Communications from Georgia State University.

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

Haig H. Kazazian, III was appointed chief financial officer effective November 1, 2019, having previously served as treasurer since 2013. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product development in 2001, first vice president in 2005, manager of national accounts and capital markets trading in 2009, and manager of treasury analysis and national accounts sales and trading in 2011, and senior vice president in 2014. Mr. Kazazian oversees the Bank’s accounting operations and services, financial operations management, member sales, trading and education, and treasury function. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

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

William T. Shaw has served as controller of the Bank since 2014, being promoted from first vice president to senior vice president effective January 1, 2019. Mr. Shaw joined the Bank in 2008 as the manager of accounting policy and was subsequently promoted to director of accounting policy and financial reporting. Mr. Shaw oversees the Bank’s accounting, financial reporting, accounting policy, budgeting, and derivatives hedge accounting. Prior to joining the Bank, Mr. Shaw served as assistant controller for First Charter Corporation, director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and was a manager with PricewaterhouseCoopers LLP. He received his B.S. in accounting and master’s degree in accountancy from Brigham Young University. He is also a certified public accountant.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2020 compensation program for:
•the chief executive officer,
•the chief financial officer,
•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2020, and
•one additional individual who served as an executive officer during 2020 but who was not serving as an executive officer on December 31, 2020.

These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2020 are identified in the following table.

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Haig H. Kazazian, III	Senior Vice President and Chief Financial Officer
Alp E. Can	Executive Vice President and Chief Risk Officer
Reginald T. O’Shields	Executive Vice President and General Counsel, Chief Compliance and Ethics Officer
Robert S. Kovach	Senior Vice President and Chief Credit Officer
Kirk R. Malmberg(1)	Former Executive Vice President and Chief Operating Officer
___________
(1) Mr. Malmberg retired on November 30, 2020.

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

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). The named executive officers’ ICP awards and Deferred Incentive are subject to adjustment or forfeiture in certain events as described below under “2020 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

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

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Willis Towers Watson to provide assistance in evaluating the Bank’s executive compensation programs for 2020. Willis Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considered base salary, target total cash compensation and target total direct compensation at the median and 75th percentiles at (1) FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) certain comparable commercial banks and financial services organizations. The companies that were included in the peer groups for 2020 are listed below in “Compensation Decisions in 2020 — Overview.” The board used this data to assess competitive levels of compensation for the Bank’s executives and did not target any named executive officer’s compensation to a specific percentile of such executive officer’s comparable position in the peer groups.

The board does not evaluate specifically the multiples by which a named executive officer’s cash compensation is greater than that of non-executive employees when setting executive compensation. The Bank is exempt from SEC proxy rules and does not provide shareholder advisory “say on pay” votes regarding executive compensation.

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director prohibits the FHLBanks from providing to any executive officer compensation that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. Pursuant to this authority and a Finance Agency final rule on executive compensation, the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. The Housing Act also authorizes the Director to prohibit the Bank from making any “golden parachute” payments to its officers, employees, and directors.

In addition, Finance Agency Advisory Bulletin 2009-AB-02 established five principles for executive compensation by the FHLBanks and the Office of Finance:

•executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;

•executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock;

•a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome indicators;

•a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon the FHLBank’s financial performance over several years; and

•the FHLBank’s board of directors should promote accountability and transparency in the process of setting compensation.

In 2020, the Finance Agency provided the FHLBanks further guidance to supplement these principles and to clarify and reiterate certain of the statutory and regulatory provision. Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2020.

Compensation Decisions for 2020

Overview

The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:
•achievement of performance objectives for 2020 as determined by the board;
•fulfillment of the Bank’s public policy mission;
•demonstration of leadership and vision for the Bank;
•implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity;
•establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and
•the Bank’s 2020 financial results.

Base Salary

In determining the base salary for the named executive officers, the board considered data developed by Willis Towers Watson regarding the cash compensation provided by a combination of three different groups:

(1) the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations (FHLB Peers):

•FHLBank Chicago	•FHLBank New York
•FHLBank Cincinnati	•FHLBank Pittsburgh
•FHLBank Des Moines	•FHLBank San Francisco

(2) the following commercial banks with assets between $20 billion and $65 billion, plus one additional commercial bank with assets of $70.8 billion that had historically been included in the commercial bank peer group (Commercial Bank Peers):

• Associated Banc-Corp	• Popular
• City National Bank	• Iberia Bank
• Comerica	• People’s Bank
• Commerce Bancshares	• Synovus Financial Corporation
• Cullen Frost Bankers	• SVB Financial
• First Citizens Bank	• Webster Bank
• Wintrust Financial Corporation	• TCF Financial

The median asset size for the Commercial Bank Peers was $33.2 billion.

(3) the following financial services organizations with assets generally between $20 billion and $65 billion, plus three additional financial services organizations with assets between $69.2 billion and $71.6 billion (Financial Service Peers):

• Alliance Data Systems	• People’s Bank
• Anthem	• Popular
• Associated Banc-Corp	• Progressive
• Centene	• Reinsurance Group of America (RGA)
• City National Bank	• SVB Financial
• CNO Financial	• Synovus Financial Corporation
• Comerica	• TCF Financial
• Commerce Bancshares	• TD Ameritrade
• Cullen Frost Bankers	• Unum
• First Citizens Bank	• Visa
• Great American Insurance	• Webster Bank
• Iberia Bank	• Wintrust Financial Corporation

The median asset size for the Financial Service Peers was $36.5 billion.

The board considered data from the FHLB Peers for each of the named executive officers. In addition, the board considered data from the Commercial Bank Peers for Messrs. McMullan, O’Shields and Kazazian, and from the Financial Service Peers for Messrs. Malmberg, Kovach and Can.

According to the data provided to the board by Willis Towers Watson,

•Target total direct compensation for each of Mr. McMullan, Mr. Kazazian, and Mr. O’Shields was below the median target total direct compensation for both the FHLB Peers and the Commercial Bank Peers;

•Target total direct compensation for each of Mr. Can and Mr. Malmberg was below the median target total direct compensation for both the FHLB Peers and the Financial Service Peers; and
•Target total direct compensation for Mr. Kovach was above the median target total direct compensation for both the FHLB Peers and the Financial Service Peers.

After reviewing the Bank’s performance and the performance of each of the named executive officers during fiscal year 2019, the board set:

•Mr. McMullan’s base salary for 2020 at $950,000, which was an increase of 1.60 percent from 2019;
•Mr. Kazazian’s base salary for 2020 at $405,000, which was an increase of 10.66 percent from 2019;
•Mr. Can’s base salary for 2020 at $415,000, which was an increase of 22.06 percent from 2019;
•Mr. O’Shield’s base salary for 2020 at $415,000,which was an increase of 11.33 percent from 2019;
•Mr. Kovach’s base salary for 2020 at $423,300, which was an increase of 2.00 percent from 2019; and
•Mr. Malmberg’s base salary for 2020 at $615,000, which was an increase of 12.84 percent from 2019.

The board based these decisions, in part, on the following:
•Mr. Kazazian was promoted to Chief Financial Officer and assumed additional responsibilities related to the Bank’s accounting operations.
•Mr. O’Shields and Mr. Can were each promoted to Executive Vice President and assumed additional responsibilities for the Bank’s corporate communications and government relations, and credit and collateral functions, respectively.
•Mr. Malmberg was named Chief Operating Officer and assumed additional responsibilities related to the Bank’s sales and trading and community investment services operations.

Due to the cumulative impact of the leap year schedule, coupled with the Bank’s biweekly payroll processing schedule in 2020, all Bank employees were paid for 27 pay periods instead of the standard 26. Pay associated with all 27 pay periods is included in column (c) of the Summary Compensation Table. Pension benefits and bonus earned in 2020 were calculated using base salary noted above.

Incentive Compensation

The following table presents the 2020 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2020 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice Presidents	35.00	60.00	85.00
Senior Vice President and Chief Financial Officer	35.00	60.00	85.00
Senior Vice Presidents	30.00	50.00	70.00

For 2020, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the Bank’s annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting the various performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

In addition, to ensure continued focus on the Bank’s Diversity and Inclusion Plan, the 2020 ICP provides that annual incentive awards to the named executive officers may be reduced by up to 10 percent to the extent that the board of directors, in its sole discretion, determines that certain Bank-wide activity goals related to workforce development, outreach to diverse vendors, and engagement with diverse shareholders have not been achieved.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2020. A description of each of the performance metrics, and the performance against such metrics in 2020, is provided following the tables.

2020 Weights and Awards

President and Chief Executive Officer
(Mr. McMullan)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	17.00	25.50	34.00
Risk Management - Risk Appetite	33.00	16.50	24.75	33.00
Risk Management - ROE Spread to 3-Month LIBOR	33.00	16.50	24.75	33.00
Total (1)	100.00	50.00	75.00	100.00

Senior Vice President and Chief Financial Officer
(Mr. Kazazian, III)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	8.75	15.00	21.25
Risk Management - Risk Appetite	25.00	8.75	15.00	21.25
Risk Management - ROE Spread to 3-Month LIBOR	25.00	8.75	15.00	21.25
Individual and Team Goals	25.00	8.75	15.00	21.25
Total (1)	100.00	35.00	60.00	85.00

Executive Vice President
(Messrs. O’Shields and Malmberg)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	34.00	11.90	20.40	28.90
Risk Management - Risk Appetite	33.00	11.55	19.80	28.05
Risk Management - ROE Spread to 3-Month LIBOR	33.00	11.55	19.80	28.05
Total (1)	100.00	35.00	60.00	85.00

Executive Vice President and Chief Risk Officer
(Mr. Can)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management - Risk Appetite	40.00	14.00	24.00	34.00
Individual and Team Goals	60.00	21.00	36.00	51.00
Total (1)	100.00	35.00	60.00	85.00

Senior Vice President
(Mr. Kovach)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	7.50	12.50	17.50
Risk Management - Risk Appetite	25.00	7.50	12.50	17.50
Risk Management - ROE Spread to 3-Month LIBOR	25.00	7.50	12.50	17.50
Individual and Team Goals	25.00	7.50	12.50	17.50
Total (1)	100.00	30.00	50.00	70.00
__________
(1) Total amount subject to up to 10 percent reduction to the extent that the board of directors determines that certain Bank-wide activity goals related to workforce development, outreach to diverse vendors, and engagement with diverse shareholders have not been achieved.

The Shareholder Focus - Shareholder Activity goal measures the average utilization of the Bank’s products and services by shareholders during 2020. Performance under this measure was determined by calculating the total product utilization by shareholders as of December 31, 2020, referred to as activity points, over the daily average number of shareholders for each business day of 2020. The performance goals were 2.395 (threshold), 2.510 (target) and 2.625 (maximum) activity points per shareholder. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2020, the Bank achieved a shareholder activity performance score of 2.541 activity points per shareholder. Based on 2020 performance, the board awarded between the target and maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (whose overall weighting for this goal was higher, consistent with his role as Chief Risk Officer), and performance was determined on an overall Bank-wide basis. As of December 31, 2020, the Bank achieved a risk appetite performance score of 95.24 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the Bank’s ROE amount in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. For 2020, the performance goals were 320 basis points (threshold), 330 basis points (target), and 350 basis points (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric) , and performance was determined on an overall Bank-wide basis. In 2020, the Bank’s ROE spread to average three-month LIBOR was 357 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

In 2020, the board of directors did not establish individual performance goals for the Messrs. McMullan, O’Shields, and Malmberg. Individual goals for Mr. Can focused on LIBOR transition, diversity and inclusion, and data governance. Individual goals for Mr. Kazazian and Mr. Kovach focused on information technology initiatives, diversity and inclusion, LIBOR transition, and data governance. Based upon performance in 2020, Mr. Kazazian, Mr. Can, and Mr. Kovach were awarded the maximum level for these goals.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2020 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	27.79	25.15	33.00	—	85.94	Target-Max	$816,403	$408,202
Haig H. Kazazian, III	16.68	15.30	21.25	21.25	74.48	Target-Max	301,664	150,832
Reginald T. O'Shields	22.69	20.20	28.05	—	70.94	Target-Max	294,390	147,195
Alp E. Can	—	24.48	—	51.00	75.48	Target-Max	313,242	156,621
Robert S. Kovach	13.85	12.74	17.50	17.50	61.59	Target-Max	260,701	130,351
Kirk R. Malmberg (1)	22.69	20.20	28.05	—	70.94	Target-Max	412,774	—
____________
(1) Mr. Malmberg retired on November 30, 2020 and in accordance with the terms of the Bank’s incentive compensation plan, his total calculated award was not subject to deferral.

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. For the Bank’s current named executive officers, with the exception of Mr. Malmberg as noted above, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2022-2024) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2022	1/3 of balance (± 1-year return)
2023	1/2 of balance (± 2-year return)
2024	Remaining balance (± 3-year return)

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

The Bank offers the named executive officers a limited number of perquisites, including an annual physical examination, guest travel to certain business functions, business club memberships, and financial planning services. For Mr. McMullan, the Bank also provides an automobile allowance of up to $1,500 per month. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

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

Change in Control Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated Messrs. McMullan, Malmberg, Can and O’Shields as eligible to participate in the Severance Plan. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.”

Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank’s Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by the full board of directors serving during 2020.

BOARD OF DIRECTORS

Richard A. Whaley, Chairman	Brian Argrett, Vice Chairman
Travis Cosby, III	Jonathan Kislak
Suzanne S. DeFerie	Kim C. Liddell
R. Thornwell Dunlap, III	Garrett S. Richter
William C. Handorf	John B. Rucker
Scott C. Harvard	Robert L. Strickland, Jr.

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2020, 2019, and 2018. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2020 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2020	$986,538	$100	$848,874	$3,969,392	$85,994	$5,890,898
	2019	935,000	100	822,604	4,404,577	79,758	6,242,039
	2018	835,000	2,100	858,804	941,627	75,881	2,713,412
Haig H. Kazazian, III Senior Vice President and Chief Financial Officer	2020	420,577	100	311,041	1,820,000	25,571	2,577,289
	2019	366,000	100	232,009	1,517,000	22,847	2,137,956
Reginald O'Shields Executive Vice President and General Counsel, Chief Compliance and Ethics Officer	2020	430,962	100	303,934	1,200,000	29,144	1,964,140
	2019	372,750	100	236,286	905,000	22,521	1,536,657
	2018	355,000	21,600	256,716	135,000	23,168	791,484
Alp E. Can, Executive Vice President, Chief Risk Officer	2020	430,962	1,600	320,814	301,000	68,783	1,123,159

Robert S. Kovach Senior Vice President and Chief Credit Officer	2020	439,581	1,100	271,483	454,000	27,754	1,193,918
	2019	415,000	100	263,473	553,000	25,206	1,256,779
	2018	405,000	100	293,004	—	25,996	724,100
Kirk R. Malmberg Executive Vice President and Chief Operating Officer (1)	2020	581,885	1,500	427,342	3,689,157	121,985	4,821,869
	2019	545,000	100	394,920	1,949,176	37,052	2,926,248
	2018	520,000	100	451,668	548,299	36,343	1,556,410
__________
(1) Mr. Malmberg retired on November 30, 2020.
(2) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g). The 2020 bonus amount includes an award payment of $1,000 for Mr. Kovach and an award payment of $1,500 for Mr. Can under the Bank’s Service Award Program to recognize employees with five or more years of service. The 2020 bonus amount for Mr. Malmberg includes an award payment of $1,500 to recognize retirees under the Bank’s Service Award Program. The Service Award Program is administered by the Bank’s human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a gross-up on such awards, those amounts are included in column (g).
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2020, 2019, and 2018 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2020 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 17, 2021. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2020: $32,471 for Mr. McMullan, $9,377 for Mr. Kazazian, $9,544 for Mr. O’Shields, $7,572 for Mr. Can, $10,782 for Mr. Kovach and $14,568 for Mr. Malmberg.
(4) The amounts in column (f) reflect the sum of (i) the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2020 Pension Benefits table, and (ii) all “above market” earnings earned under the Bank’s non-qualified DCPs. Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2020 above-market amounts for Mr. McMullan and Mr. Malmberg were $54,392 and $10,157, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(5) The amounts in column (g) for 2020 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (1)	Tax Gross-ups (2)	Other (3)	Total
W. Wesley McMullan	$15,769	$43,423	$26,759	$43	$—	$85,994

Haig H. Kazazian, III	17,100	8,135	293	43	—	25,571

Reginald T. O'Shields	6,092	19,766	3,243	43	—	29,144

Alp E. Can	17,100	49,951	1,043	689	—	68,783

Robert S. Kovach	5,861	20,513	906	474	—	27,754

Kirk R. Malmberg	8,515	26,398	3,637	646	82,789	121,985
____________
(1) Perquisites are valued at the actual amounts paid by the Bank, and, with the exception of Mr. McMullan, the value of total perquisites for each named executive officer was less than $25,000. The Bank provided Mr. McMullan an $18,000 car allowance, $3,000 in matching contributions to the Bank’s Once For All charitable giving program and a $5,247 reimbursement for financial planning services. The remainder of perquisites for Mr. McMullan are attributable to the Bank’s payment of guest travel to certain business functions, certain activities at business functions and premiums for the Bank’s Business Travel Accident and Death and Dismemberment Policy. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. Malmberg, Mr. O’Shields and Mr. Can matching contributions in the Bank’s Once For All charitable giving program. The Bank provided Mr. Kovach reimbursement for guest travel to certain business functions.
(2) The tax gross-up amounts represent withholding taxes on the $100 employee appreciation bonus provided to all employees of the Bank and on the awards to Messrs. Can, Kovach, and Malmberg issued under the Bank’s Service Award Program.
(3) This amount represents an annual leave cash-out payment to Mr. Malmberg upon his retirement.

Awards of Incentive Compensation in 2020

The following table provides information concerning each grant of an award to a named executive officer in 2020 under the ICP.

2020 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$475,000	$712,500	$950,000
Haig H. Kazazian, III	141,750	243,000	344,250
Reginald O'Shields	145,250	249,000	352,750
Alp E. Can	145,250	249,000	352,750
Robert S. Kovach	126,990	211,650	296,310
Kirk R. Malmberg	215,250	369,000	522,750
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2020. The actual amounts earned pursuant to the ICP during 2020 are reported under column (e) of the 2020 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2020 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2020, for each of the named executive officers and the number of years of service credited to each named executive under each plan.
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

Mr. McMullan, Mr. Kazazian, Mr. Can, and Mr. O’Shields participate in the Pension Plan on these terms because they were hired before July 1, 2005. Each of them has attained eligibility for immediate early retirement. Mr. Malmberg also participated in the Pension Plan on these terms and received a distribution from the Pension Plan following his retirement.

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, and by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available, except for Mr. Kovach. Mr. Kovach, who was hired in 2010, participates in the Pension Plan under these terms, has attained eligibility for immediate early retirement and is eligible to receive a lump sum payment due to his prior service at FHLBank Pittsburgh.

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

All of the named executive officers participate in the DBEP, with the exception of Mr. Can, as a result of the 2018 DBEP amendment described below.

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

2020 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Pension Plan	30.00	$2,657,000	$—
	DBEP	30.00	17,838,000	—
Haig H. Kazazian, III	Pension Plan	28.25	2,514,000	—
	DBEP	28.28	4,014,000	—
Reginald T. O'Shields	Pension Plan	17.58	1,395,000	—
	DBEP	17.58	2,395,000	—
Alp E. Can	Pension Plan	15.58	1,108,000	—
		—	—	—
Robert S. Kovach	Pension Plan	30.00	1,999,000	—
	DBEP	30.00	621,000	—
Kirk R. Malmberg (2)	Pension Plan	23.92	2,380,000	—
	DBEP	23.92	8,571,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2020, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 2.52 percent discount rate; a 1.26 percent discount rate was used to calculate benefits under the DBEP.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank’s DBEP, using the methodology described in note 1, is $1,441,000.

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

The DCP permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank’s 401(k) Plan. DCP participants also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the DCP may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the DCP. Mr. McMullan participated in the DCP for the year ended December 31, 2020.

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
The board amended the BEP, effective January 1, 2018, to:

•provide that any executive hired or promoted to the level of senior vice president or higher after January 1, 2018 (“eligible executives”), will not be eligible to receive the defined benefit feature of the BEP;
•provide senior vice presidents hired or promoted after January 1, 2018 with a contribution equivalent to 10.0 percent of base pay offset by contributions to the 401(k) Plan; and
•provide senior vice presidents hired or promoted after January 1, 2018 with a contribution equivalent to 10.0 percent of incentive compensation.

The board amended the BEP, effective January 1, 2020, to:

•provide that certain components in the formula used to calculate final benefits payable to the CEO under the BEP will be fixed, including applicable discount rates, mortality tables and final average pay, thereby mitigating expense volatility to the Bank and enhancing CEO retention
•provide for benefits under the defined contribution portion of the BEP for executives promoted to the level of executive vice president or higher on or after January 1, 2017 who are accruing benefits under the Bank’s qualified pension plan but are not eligible to accrue benefits under the Bank’s non-qualified defined benefits equalization plan. The defined contribution portion of the BEP as amended:
◦provides eligible executives with a contribution equivalent to 12.0 percent of base pay offset by 6.0 percent matching contributions to the 401(k) Plan; and
◦provides eligible executives with a contribution equivalent to 12.0 percent of incentive compensation.

The following table presents compensation earned and deferred in 2020, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2020 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
W. Wesley McMullan	$215,302	$43,423	$117,092	$—	$3,548,895
Haig H. Kazazian, III	—	8,135	9,825	—	54,302
Reginald O'Shields	66,692	19,765	195,863	—	899,850
Alp E. Can	6,358	49,951	20,458	—	131,869
Robert S. Kovach	105,874	20,514	233,883	—	1,996,828
Kirk R. Malmberg	90,377	26,397	443,856	—	2,391,151
____________
(1) Amounts under column (b) are included in salary reported for 2020 in column (c) of the 2020 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2020 in column (g) of the 2020 Summary Compensation Table.
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

The following table presents information about potential payments to Mr. McMullan under his Employment Agreement in the event his employment had terminated on December 31, 2020 and a change in control of the Bank had not occurred. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2020 ICP Award	Deferred Incentive for Prior Periods (1)	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	816,403	855,103	950,000	38,619	—	—	2,660,125
Resignation For Good Reason	816,403	855,103	950,000	38,619	—	—	2,660,125
____________
(1) Mr. McMullan has reached a combination of age and years of service to the Bank totaling at least 70.
The other named executive officers are entitled to receive amounts earned during their terms of employment, regardless of the manner in which their employment terminated, on the same terms generally applicable to all employees of the Bank. These amounts include:

•Severance, if and as determined at the sole discretion of the board.
•Amounts accrued and vested through the Bank’s Pension Plan and the DBEP (the Bank’s qualified and non-qualified defined benefit plans).
•Up to three months of incremental service under the Bank’s Pension Plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay.
•Amounts accrued and vested through the 401(k) Plan and the DCBEP (the Bank’s qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank’s DCP.
•Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.
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

Mr. Malmberg did not receive any severance payment or severance related crediting of incremental service under the Bank’s Pension Plan in connection with his retirement in November 2020.
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board designated Messrs. McMullan, Malmberg, Can and O’Shields as participants in the Severance Plan.
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
The Severance Plan defines “cause” to include:
•the participant’s failure to perform substantially his/her duties;
•the participant’s engagement in illegal conduct or willful misconduct injurious to the Bank;

•the participant’s material violation of law or regulation or of the Bank’s written policies or guidelines;
•a written request from the Finance Agency requesting that the Bank terminate the participant’s employment;
•crimes involving a felony, fraud or other dishonest acts;
•certain other notices from or actions by the Finance Agency;
•the participant’s breach of fiduciary duty or breach of certain covenants in the Severance Plan; and
•the participant’s refusal to comply with a lawful directive from the CEO or the board of directors.

The Severance Plan defines “good reason” to include:
•a material diminution in the participant’s base salary or in his/her duties or authority;
•the Bank requiring the participant to be based at any office or location other than in Atlanta, Georgia; or
•a material breach of the Severance Plan by the Bank.

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
These payments and benefits include the following:
•The CEO would receive a cash payment equal to 2.5 times his/her annual base salary amount.
•An executive vice president would receive a cash payment equal to 1.75 times his/her annual base salary amount.
•Participants would receive a lump sum cash payment equal to the amount that would have been payable pursuant to the participant’s incentive compensation award for the year in which the date of a Qualifying Termination occurs, prorated based on the number of days the participant was employed that year.
•Participants would receive a lump sum cash payment for outplacement assistance in the amount of $7,500.

In addition, the CEO would receive a cash payment equivalent to 24 months of health continuation coverage, and executive vice presidents would receive a cash payment equivalent to 18 months of health continuation coverage.
The Severance Plan defines a “Change in Control” as:
•the merger, reorganization, or consolidation of the Bank with or into, or acquisition of the Bank by, another Federal Home Loan Bank or other entity;
•the sale or transfer of all or substantially all of the business or assets of the Bank to another Federal Home Loan Bank or other entity; or
•a change in the composition of the Bank’s board that causes the combined number of member directors from the jurisdictions of Alabama, the District of Columbia, Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia to cease to constitute a majority of the Bank’s directors; or
•the Bank’s liquidation or dissolution.

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Messrs. McMullan and Malmberg executed a participation agreement to become participants in the Severance Plan, effective January 1, 2017. Messrs. O’Shields and Can executed a participation agreement to become participants in the Severance Plan effective July 30, 2020.

The following table presents information about potential payments to Messrs. McMullan, Can and O’Shields under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on December 31, 2020. None of Messrs. McMullan, Can or O’Shields would be entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise. Mr. Malmberg’s retirement on November 30, 2020 would not have constituted a Qualifying Termination under the Severance Plan.

Potential Payments upon Qualified Termination Following a Change in Control(1)

	2020 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance	Total
W. Wesley McMullan	$816,403	$2,375,000	$38,619	$7,500	$3,237,522
Reginald T. O'Shields	294,390	726,250	41,438	7,500	1,069,578
Alp E. Can	313,242	726,250	13,430	7,500	1,060,422
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control.

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. McMullan, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2019 by examining the 2019 base pay for all 314 individuals, excluding the CEO, who were employed by the Bank on December 1, 2019 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2019). For 2020, the Bank determined to use the same median employee in its pay ratio calculation because there has not been a change in the Bank’s employee population or employee compensation arrangements that it believes would significantly impact the pay ratio disclosure. The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2020 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2020, the Bank’s median employee total annual compensation was $234,761, the CEO’s total annual compensation was $5,890,898; and the ratio of CEO to median employee compensation was 25.1 to 1.
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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; in 2020, these expenses totaled $9,340 in the aggregate.
During 2020, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.

2020 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$140,000
Vice Chairman of the Board	120,000
Chairman of the Audit Committee	115,000
Other Committee Chairmen (excluding Audit and Executive)	110,000
All Other Directors	100,000
Under the 2020 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 10, 2019 and ended January 31, 2020 (the last day of the first scheduled in-person board meeting for 2020). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 13, 2020 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2020 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity for each director. No increase could exceed the applicable annual compensation cap.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2020.

2020 Director Compensation
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)
Richard A. Whaley	140,000	5,031	*	$145,031
Brian E. Argrett	110,000	2,161	*	112,161
Travis Cosby, III	115,000	—	*	115,000
Suzanne S. DeFerie	110,000	—	*	110,000
R. Thornwell Dunlap, III	110,000	—	*	110,000
F. Gary Garczynski	100,000	—	*	100,000
William C. Handorf	100,000	—	*	100,000
Scott C. Harvard	100,000	—	*	100,000
Jonathan Kislak	100,000	—	*	100,000
LaSalle D. Leffall III	100,000	—	*	100,000
Kim C. Liddell	110,000	—	*	110,000
Garrett S. Richter	100,000	—	*	100,000
John B. Rucker	110,000	8,586	*	118,586
Robert L. Strickland, Jr.	120,000	—	*	120,000
____________
(1) Directors are eligible to participate in the Bank’s DCP. Directors Argrett, Rucker, and Whaley elected to defer compensation for 2020. The amounts in column (c) represent “above market” earnings.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, guest travel, certain activities at business functions, and matching contributions under the Bank’s Once For All charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.
In September 2020, the board of directors approved the 2021 Directors’ Compensation Policy, which is similar to the 2020 policy, with the same annual compensation limits as the 2020 policy.

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2020	$1,585	$846	$392	$250	$5	$—	$3,078
December 31, 2019	3,257	1,048	470	209	4	1	4,989
December 31, 2018	3,656	1,167	469	191	3	1	5,487
December 31, 2017	3,346	1,233	445	128	2	1	5,155
December 31, 2016	3,393	1,100	366	94	2	1	4,956

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2021.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
TIAA, FSB	3,467,550	11.39
501 Riverside Avenue - 12th Floor
Jacksonville, FL 32202
Bank of America, National Association	3,340,663	10.97
100 North Tryon Street
Charlotte, NC 28255
Navy Federal Credit Union	2,910,375	9.56
820 Follin Lane
Vienna, VA 22180
Pentagon Federal Credit Union	1,767,124	5.80
7940 Jones Branch Drive
McLean, VA 22102

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2021.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
First Bank	Southern Pines, NC	58,552	0.19
First Florida Integrity Bank	Naples, FL	14,185	0.05
BayVanguard Bank	Baltimore, MD	8,549	0.03
First Bank	Strasburg, VA	8,175	0.03
Community Bankers' Bank	Midlothian, VA	7,411	0.02
Citizens Bank of Americus	Americus, GA	6,450	0.02
City First Bank of D.C., National Association	Washington, DC	4,784	0.02
First Community Bank of Central Alabama	Wetumpka, AL	4,402	0.01
Countybank	Greenwood, SC	4,317	0.01

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite for a member to transact any business with the Bank. The Bank’s member directors are officers or directors of member institutions. All directors and any member that holds five percent or more of the Bank’s voting securities are classified as related parties under SEC regulations. In the ordinary course of its business, the Bank may transact business with each of the members that has an officer or director serving as a director of the Bank and members that hold five percent or more of the Bank’s voting securities. All such transactions:

•have been made in the ordinary course of the Bank’s business;
•have been made subject to the same Bank policies as transactions with the Bank’s members generally; and
•in the opinion of management, do not involve more than the normal risk of collection or present other unfavorable features.

The Bank has adopted a written related person transaction policy, which requires the Governance and Compensation Committee of the board of directors to review and, if appropriate, to approve certain transactions between the Bank and any related person (as defined by applicable SEC regulations). Pursuant to the policy, the committee will review any transaction the Bank would be required to disclose in filings with the SEC in which the Bank is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. The Bank has exemptive relief, pursuant to an SEC no-action letter and by law, from disclosing related person transactions that arise in the ordinary course of the Bank’s business. The committee may approve those transactions that are in, or are not inconsistent with, the best interests of the Bank and its shareholders.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed (or accrued) to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2020	2019
Audit fees(1)	$836	$829
Audit-related fees(2)	73	94
All other fees(3)	3	3
Total fees	$912	$926
____________
(1) Audit fees and expenses for the years ended December 31, 2020 and 2019 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2020 and 2019 were for certain FHLBank System assurance and related services, certain costs related to the adoption of newly issued accounting guidance, costs related to the Bank’s implementation of a new data warehouse system, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2020 and 2019 relate to the annual license for PwC’s accounting research software and disclosure checklist.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $65,964 and $67,405 in 2020 and 2019, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2020 and 2019.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2020 and 2019, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2020 and 2019
Statements of Income for the Years Ended December 31, 2020, 2019, and 2018
Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018
Statements of Capital Accounts for the Years Ended December 31, 2020, 2019, and 2018
Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
Notes to Financial Statements

(b)    Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Exhibit	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	3.1	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 31, 2019).	8-K	3.1	10/31/19
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	99.2	8/5/11
4.2	Description of the Bank’s Capital Stock.	10-K	4.2	3/5/20
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*	10-K	10.1	3/8/18
10.2	Amendment One to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan.*	8-K	10.1	1/28/20
10.3	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	10.1	1/9/09
10.4	Form of Officer and Director Indemnification Agreement.*	10-12G	10.5	3/17/06
10.5	Federal Home Loan Bank of Atlanta 2021 Directors’ Compensation Policy.*
10.6	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012).*	10-K	10.8	3/23/12
10.7	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan.*	10-K	10.6	3/14/14
10.8	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.	10-K	10.7	3/9/17
10.9	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	10.8	3/9/17
10.10	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	99.1	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	March 4, 2021	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 4, 2021	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 4, 2021	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III
Title: Senior Vice President and Chief Financial Officer

Date:	March 4, 2021	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 4, 2021	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Chair of the Board of Directors

Date:	March 4, 2021	By /s/ Brian E. Argrett
Name: Brian E. Argrett
Title: Vice Chair of the Board of Directors

Date:	March 4, 2021	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 4, 2021	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 4, 2021	By /s/ R. Thornwell Dunlap, III
Name: Thornwell Dunlap, III
Title: Director

Date:	March 4, 2021	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 4, 2021	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 4, 2021	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 4, 2021	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 4, 2021	By
Name: Edwina L. Payne*
Title: Director

Date:	March 4, 2021	By /s/ Garrett S. Richter
Name: Garrett S. Richter
Title: Director

Date:	March 4, 2021	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 4, 2021	By
Name: Kim D. Saunders*
Title: Director

Date:	March 4, 2021	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director

Ms. Payne and Ms. Saunders joined the board of directors effective January 1, 2021. Given the short time period between their election and the date of this report, these directors were not asked to sign this report.