Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Atlanta
filed 2021-05-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2021 was 25,044,790.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2021	As of December 31, 2020
Assets
Cash and due from banks	$2,971	$2,905
Interest-bearing deposits (including deposits with other FHLBanks of $5 as of March 31, 2020 and December 31, 2020)	690	1,644
Securities purchased under agreements to resell	4,000	9,500
Federal funds sold	8,701	3,270
Investment securities:
Trading securities	500	1,562
Held-to-maturity securities (fair value of $19,023 and $20,489 as of March 31, 2021 and December 31, 2020, respectively)	18,989	20,404
Total investment securities	19,489	21,966
Advances	49,463	52,168
Mortgage loans held for portfolio, net	199	218
Accrued interest receivable	79	88
Derivative assets	372	391
Other assets, net	131	145
Total assets	$86,095	$92,295
Liabilities
Interest-bearing deposits	$2,713	$1,998
Consolidated obligations, net:
Discount notes	19,901	25,385
Bonds	58,475	59,379
Total consolidated obligations, net	78,376	84,764
Accrued interest payable	48	45
Affordable Housing Program payable	79	82
Derivative liabilities	21	11
Other liabilities	117	135
Total liabilities	81,354	87,035
Commitments and contingencies (Note 12)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of March 31, 2021 and December 31, 2020, respectively	734	943
Subclass B2 issued and outstanding shares: 18 and 21 as of March 31, 2021 and December 31, 2020, respectively	1,809	2,135
Total capital stock Class B putable	2,543	3,078
Retained earnings:
Restricted	596	588
Unrestricted	1,615	1,610
Total retained earnings	2,211	2,198
Accumulated other comprehensive loss	(13)	(16)
Total capital	4,741	5,260
Total liabilities and capital	$86,095	$92,295

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2021	2020
Interest income
Advances	$87	$419
Interest-bearing deposits	1	15
Securities purchased under agreements to resell	1	27
Federal funds sold	2	40
Trading securities	1	5
Available-for-sale securities	—	3
Held-to-maturity securities	34	130
Mortgage loans	3	4
Total interest income	129	643
Interest expense
Consolidated obligations:
Discount notes	5	211
Bonds	45	342
Interest-bearing deposits	—	5
Total interest expense	50	558
Net interest income	79	85
Noninterest income (loss)
Net (losses) gains on trading securities	(1)	5
Net realized gains from sale of available-for-sale securities	—	82
Net realized gains from sale of held-to-maturity securities	—	3
Net gains (losses) on derivatives and hedging activities	1	(6)
Standby letters of credit fees	4	7
Other	—	2
Total noninterest income	4	93
Noninterest expense
Compensation and benefits	19	41
Other operating expenses	8	9
Federal Housing Finance Agency	3	3
Office of Finance	2	2
Other	4	3
Total noninterest expense	36	58
Income before assessment	47	120
Affordable Housing Program assessment	4	12
Net income	$43	$108

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2021	2020
Net income	$43	$108
Other comprehensive income (loss):
Reclassification of unrealized gains related to the sale of available-for-sale securities	—	(41)
Pension and postretirement benefits	3	—
Total other comprehensive income (loss)	3	(41)
Total comprehensive income	$46	$67

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163
Issuance of capital stock	37	3,702	—	—	—	—	3,702
Repurchase/redemption of capital stock	(20)	(2,036)	—	—	—	—	(2,036)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income (loss)	—	—	22	86	108	(41)	67
Cash dividends on capital stock	—	—	—	(76)	(76)	—	(76)
Balance, March 31, 2020	67	$6,652	$559	$1,626	$2,185	$(19)	$8,818

Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	3	358	—	—	—	—	358
Repurchase/redemption of capital stock	(9)	(893)	—	—	—	—	(893)
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income	—	—	8	35	43	3	46
Cash dividends on capital stock	—	—	—	(30)	(30)	—	(30)
Balance, March 31, 2021	25	$2,543	$596	$1,615	$2,211	$(13)	$4,741

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$43	$108
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(3)	2
Net change in derivative and hedging activities	452	(1,018)
Net change in fair value adjustment on trading securities	1	(5)
Net realized gains from sale of available-for-sale securities	—	(82)
Net realized gains from sale of held-to-maturity securities	—	(3)
Net change in:
Accrued interest receivable	10	54
Other assets	12	22
Affordable Housing Program payable	(4)	5
Accrued interest payable	3	(54)
Other liabilities	(19)	(23)
Total adjustments	452	(1,102)
Net cash provided by (used in) operating activities	495	(994)
Investing activities
Net change in:
Interest-bearing deposits	1,113	(502)
Securities purchased under agreements to resell	5,500	8,800
Federal funds sold	(5,431)	(8,119)
Trading securities:
Proceeds from sales	61	—
Proceeds from principal collected	1,000	—
Available-for-sale securities:
Proceeds from sales	—	726
Held-to-maturity securities:
Proceeds from sales	—	195
Proceeds from principal collected	1,412	3,044
Purchases of long-term	—	(930)
Advances:
Proceeds from principal collected	23,591	83,012
Made	(21,552)	(121,387)
Mortgage loans:
Proceeds from principal collected	20	15
Proceeds from sale of foreclosed assets	—	1
Purchases of premises, equipment, and software	(1)	(1)
Net cash provided by (used in) investing activities	5,713	(35,146)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2021	2020
Financing activities
Net change in interest-bearing deposits	715	251
Net payments on derivatives containing a financing element	(1)	(1)
Proceeds from issuance of consolidated obligations:
Discount notes	173,787	175,309
Bonds	17,006	32,434
Payments for debt issuance costs	(1)	(5)
Payments for maturing and retiring consolidated obligations:
Discount notes	(179,263)	(130,976)
Bonds	(17,820)	(39,124)
Proceeds from issuance of capital stock	358	3,702
Payments for repurchase/redemption of capital stock	(893)	(2,036)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(2)
Cash dividends paid	(30)	(76)
Net cash (used in) provided by financing activities	(6,142)	39,476
Net increase in cash and due from banks	66	3,336
Cash and due from banks at beginning of the period	2,905	911
Cash and due from banks at end of the period	$2,971	$4,247
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$55	$609
Affordable Housing Program assessment, net	$8	$6
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$—	$2

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending 2021, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, which are contained in the Bank’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 4, 2021 (Form 10-K).

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting arrangements or by operation of law. Additional information regarding derivative instruments is provided in Note 10—Derivatives and Hedging Activities to the Bank’s interim financial statements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of March 31, 2021 and December 31, 2020. No allowance for credit losses was recorded for these assets as of March 31, 2021 and December 31, 2020. The carrying values of these assets excludes accrued interest receivable. Accrued interest receivable on interest-bearing deposits was zero as of March 31, 2021 and not material December 31, 2020. Accrued interest receivable on federal funds sold was not material as of March 31, 2021 and December 31, 2020.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of March 31, 2021 and December 31, 2020.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2020 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2021.

Note 2—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements.

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of March 31, 2021	As of December 31, 2020
U.S. Treasury obligations	$500	$1,500
Government-sponsored enterprises debt obligations	—	62
Total	$500	$1,562

The following table presents net (losses) gains on trading securities.

	For the Three Months Ended March 31,
	2021	2020
Net gains on trading securities held at period end	$—	$5
Net losses on trading securities that were sold or matured during the period	(1)	—
Net (losses) gains on trading securities	$(1)	$5

Note 4—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2021				As of December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	2,185	7	(2)	2,190	2,245	6	—	2,251
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	279	1	(1)	279	295	2	—	297
Government-sponsored enterprises residential	6,631	53	(6)	6,678	7,283	62	(6)	7,339
Government-sponsored enterprises commercial	9,893	25	(43)	9,875	10,580	31	(10)	10,601
Total	$18,989	$86	$(52)	$19,023	$20,404	$101	$(16)	$20,489
 ____________
(1) Excludes accrued interest receivable of $8 and $9 as of March 31, 2021 and December 31, 2020, respectively.

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

	As of March 31, 2021		As of December 31, 2020
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$250	$250	$245	$245
Due after one year through five years	1,675	1,675	1,740	1,742
Due after five years through 10 years	201	204	201	204
Due after 10 years	60	62	60	61
Total non-mortgage-backed securities	2,186	2,191	2,246	2,252
Mortgage-backed securities	16,803	16,832	18,158	18,237
Total	$18,989	$19,023	$20,404	$20,489
 ____________
(1) Excludes accrued interest receivable of $8 and $9 as of March 31, 2021 and December 31, 2020, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2021 and December 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 5—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2021	As of December 31, 2020
Due in one year or less	$23,526	$23,326
Due after one year through two years	3,221	3,803
Due after two years through three years	2,932	3,347
Due after three years through four years	3,625	2,643
Due after four years through five years	2,861	3,657
Due after five years	12,441	13,867
Total par value	48,606	50,643
Deferred prepayment fees	(54)	(55)
Discount on AHP (1) advances	(3)	(3)
Discount on EDGE (2) advances	(1)	(1)
Hedging adjustments	915	1,584
Total (3)	$49,463	$52,168
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $69 and $77 as of March 31, 2021 and December 31, 2020, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of March 31, 2021	As of December 31, 2020
Due or convertible in one year or less	$28,163	$28,258
Due or convertible after one year through two years	3,305	4,142
Due or convertible after two years through three years	2,917	3,321
Due or convertible after three years through four years	3,583	2,612
Due or convertible after four years through five years	2,826	3,620
Due or convertible after five years	7,812	8,690
Total par value	$48,606	$50,643

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2021	As of December 31, 2020
Fixed-rate:
Due in one year or less	$15,990	$15,304
Due after one year	22,396	24,620
Total fixed-rate	38,386	39,924
Variable-rate:
Due in one year or less	7,536	8,022
Due after one year	2,684	2,697
Total variable-rate	10,220	10,719
Total par value	$48,606	$50,643

Advances concentrations. The Bank’s advances are concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $35,429 and $36,259 as of March 31, 2021 and December 31, 2020, respectively. This concentration represented 72.9 percent and 71.6 percent of total advances outstanding as of March 31, 2021 and December 31, 2020, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2021 and December 31, 2020. No advance was past due, on nonaccrual status, or considered impaired as of March 31, 2021 and December 31, 2020. In addition, there were no troubled debt restructurings (TDRs) related to advances as of March 31, 2021 and December 31, 2020.

Note 6—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2021	As of December 31, 2020
Medium-term (15 years or less)	$3	$3
Long-term (greater than 15 years)	197	216
Total unpaid principal balance	200	219
Premiums	1	1
Discounts	(1)	(1)
Total mortgage loans held for portfolio (1)	200	219
Allowance for credit losses on mortgage loans	(1)	(1)
Mortgage loans held for portfolio, net	$199	$218
____________
(1) Exclude accrued interest receivable of $1 as of March 31, 2021 and December 31, 2020.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of March 31, 2021	As of December 31, 2020
Conventional mortgage loans	$184	$203
Government-guaranteed or insured mortgage loans	16	16
Total unpaid principal balance	$200	$219

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$1	$1
Provision for credit losses	—	—
Balance, end of period	$1	$1

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. Loans are grouped by loans originated in the most recent five years and those loans originated prior to the most recent five year period.

	As of March 31, 2021
	Origination Year
	2017(2)	Prior to 2017	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$5	$5
Past due 60-89 days	—	3	3
Past due 90 days or more	—	11	11
Total past due mortgage loans	—	19	19
Current mortgage loans	—	165	165
Total conventional mortgage loans	$—	$184	$184
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of March 31, 2021.
(2) Mortgage loans originated in 2017 had a current payment status and the amounts are immaterial.

	As of December 31, 2020
	Origination Year
	2017 and 2016	Prior to 2016	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$6	$6
Past due 60-89 days	—	2	2
Past due 90 days or more	1	11	12
Total past due mortgage loans	1	19	20
Current mortgage loans	42	141	183
Total conventional mortgage loans	$43	$160	$203
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the other delinquency statistics for all mortgage loans.

	As of March 31, 2021
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	5.82%	8.00%	5.99%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$11	$—	$11
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of March 31, 2021, none of these conventional mortgage loans on non-accrual status had an associated allowance for credit losses.

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

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to Coronavirus Disease 2019 (COVID-19). Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. The Bank had none of these modifications outstanding as of March 31, 2021.

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

The following table presents payment status for conventional residential mortgage loans in a forbearance plan as a result of COVID-19.

	As of March 31, 2021	As of December 31, 2020
Past due 30-59 days	$1	$1
Past due 60-89 days	1	1
Past due 90 days or more(1)	8	9
Total past due mortgage loans	10	11
Current mortgage loans	7	6
Total unpaid principal balance(2)	$17	$17
____________
(1) Equals to mortgage loans on nonaccrual payment status.
(2) Represents 8.37 percent and 7.60 percent of the Bank’s mortgage loans held for portfolio as of March 31, 2021 and December 31, 2020, respectively.

Note 7—Consolidated Obligations

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2021	As of December 31, 2020
Simple variable-rate	$44,703	$52,935
Fixed-rate	13,420	6,322
Step up/down	395	75
Total par value	$58,518	$59,332

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2021		As of December 31, 2020
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$35,709	0.17	$43,788	0.24
Due after one year through two years	11,122	0.17	11,205	0.25
Due after two years through three years	2,497	1.58	340	2.05
Due after three years through four years	1,642	0.85	1,719	2.33
Due after four years through five years	3,863	0.73	1,090	0.50
Due after five years	3,685	1.92	1,190	3.76
Total par value	58,518	0.39	59,332	0.40
Premiums	10		11
Discounts	(20)		(20)
Hedging adjustments	(33)		56
Total	$58,475		$59,379

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2021	As of December 31, 2020
Noncallable	$50,941	$59,247
Callable	7,577	85
Total par value	$58,518	$59,332

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2021	As of December 31, 2020
Due or callable in one year or less	$43,285	$43,873
Due or callable after one year through two years	11,122	11,205
Due or callable after two years through three years	1,372	315
Due or callable after three years through four years	457	1,659
Due or callable after four years through five years	1,092	1,090
Due or callable after five years	1,190	1,190
Total par value	$58,518	$59,332

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2021	$19,901	$19,902	0.04
As of December 31, 2020	$25,385	$25,389	0.11

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2021		As of December 31, 2020
	Required	Actual	Required	Actual
Risk-based capital	$1,326	$4,754	$1,496	$5,276
Total regulatory capital ratio	4.00%	5.52%	4.00%	5.72%
Total regulatory capital (1)	$3,444	$4,754	$3,692	$5,276
Leverage capital ratio	5.00%	8.28%	5.00%	8.58%
Leverage capital	$4,304	$7,131	$4,615	$7,914
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2021 and 2020.

	2021		2020
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$30	3.72	$76	5.93

Note 9—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Noncredit Portion of Other-than-temporary Impairment Losses on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$—	$41	$(19)	$22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Reclassification from accumulated other comprehensive income to net income:				—
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Net current period other comprehensive loss	—	(41)	—	(41)
Balance, March 31, 2020	$—	$—	$(19)	$(19)

Balance, December 31, 2020	$—	$—	$(16)	$(16)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	—	3	3
Net current period other comprehensive income	—	—	3	3
Balance, March 31, 2021	$—	$—	$(13)	$(13)
____________
(1) Included in Noninterest expense - Other on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Derivatives and Hedging Activities

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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 15—Derivatives and Hedging Activities to the 2020 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2021			As of December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$32,124	$18	$387	$28,001	$5	$502
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	65	2	1	121	1	1
Interest-rate caps or floors	7,000	1	1	7,000	1	1
Total derivatives not designated as hedging instruments	7,065	3	2	7,121	2	2
Total derivatives before netting and collateral adjustments	$39,189	21	389	$35,122	7	504
Netting adjustments and cash collateral (2)		351	(368)		384	(493)
Derivative assets and derivative liabilities		$372	$21		$391	$11
___________
(1) Includes variation margin for daily settled contracts of $577 and $1,065 as of March 31, 2021 and December 31, 2020, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest was $719 and $878 as of March 31, 2021 and December 31, 2020, respectively. Cash collateral received, including accrued interest, was $0 as of March 31, 2021 and December 31, 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended March 31, 2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$87	$(45)
Changes in fair value:
Hedged items	$(621)	$89
Derivatives	691	(88)
Net changes in fair value	70	1
Net interest settlements on derivatives (1) (2)	(94)	10
Amortization/accretion of active hedging relationships	(45)	—
Other	(3)	—
Total net interest income effect from fair value hedging relationships	$(72)	$11
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the total basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of March 31, 2021				As of December 31, 2020
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$23,006	$861	$54	$915	$25,380	$1,529	$55	$1,584
Consolidated obligations:
Bonds	9,001	(33)	—	(33)	1,555	56	—	56
Discount notes	—	—	—	—	1,122	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities recorded in noninterest income on the Statements of Income.

	For the Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments - Interest-rate swaps	$1	$(6)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2021 was $7, for which the Bank was not required to post collateral as of March 31, 2021. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $2 of collateral at fair value to its uncleared derivative counterparties as of March 31, 2021.

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

	As of March 31, 2021		As of December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$6	$388	$6	$493
Cleared derivatives	15	1	1	11
Total gross recognized amount	21	389	7	504
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(3)	(367)	(2)	(482)
Cleared derivatives	354	(1)	386	(11)
Total gross amounts of netting adjustments and cash collateral	351	(368)	384	(493)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	3	21	4	11
Cleared derivatives	369	—	387	—
Total net amounts after netting adjustments and cash collateral	372	21	391	11
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	1	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	1	—	1	—
Net unsecured amounts: (1)
Uncleared derivatives	2	21	3	11
Cleared derivatives	369	—	387	—
Total net unsecured amount (1)	$371	$21	$390	$11
____________
(1) The Bank had net credit exposure of $2 and $3 as of March 31, 2021 and December 31, 2020, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

Note 11—Estimated Fair Values

The Bank records trading securities, derivative assets and liabilities, and grantor trust assets (publicly-traded mutual funds) at estimated fair value on a recurring basis. Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction, the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2021 and December 31, 2020.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of March 31, 2021 and December 31, 2020.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of March 31, 2021 and December 31, 2020.

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

	As of March 31, 2021
	Fair Value Measurements Using		Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2		Total
Assets
Trading securities - U.S. Treasury obligations	$—	$500	$—	$500
Derivative assets - Interest-rate related	—	21	351	372
Grantor trust (included in Other assets)	62	—	—	62
Total assets at fair value	$62	$521	$351	$934
Liabilities
Derivative liabilities - Interest-rate related	$—	$389	$(368)	$21
Total liabilities at fair value	$—	$389	$(368)	$21
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2020
	Fair Value Measurements Using		Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2		Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,500	$—	$1,500
Government-sponsored enterprises debt obligations	—	62	—	62
Total trading securities	—	1,562	—	1,562
Derivative assets - Interest-rate related	—	7	384	391
Grantor trust (included in Other assets)	74	—	—	74
Total assets at fair value	$74	$1,569	$384	$2,027
Liabilities
Derivative liabilities - Interest-rate related	$—	$504	$(493)	$11
Total liabilities at fair value	$—	$504	$(493)	$11
____________
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition and categorized within Level 2 of the fair value hierarchy.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2021 and December 31, 2020. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

appropriately in the fair value hierarchy.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The significant assumptions used in this model are based on management’s best estimate of discount rates, market indices, and market volatility. The inputs for interest-rate related derivatives uses the Secured Overnight Financing Rate (SOFR) swap curve for cleared derivatives and the Overnight Index Swap curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2021 and December 31, 2020.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2021 and December 31, 2020. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,971	$2,971	$2,971	$—	$—
Interest-bearing deposits	690	690	—	690	—
Securities purchased under agreements to resell	4,000	4,000	—	4,000	—
Federal funds sold	8,701	8,701	—	8,701	—
Trading securities	500	500	—	500	—
Held-to-maturity securities	18,989	19,023	—	19,023	—
Advances	49,463	49,851	—	49,851	—
Mortgage loans held for portfolio, net	199	212	—	212	—
Accrued interest receivable	79	79	—	79	—
Derivative assets	372	372	—	21	351
Grantor trust assets (included in Other assets)	62	62	62	—	—
Liabilities:
Interest-bearing deposits	2,713	2,713	—	2,713	—
Consolidated obligations, net:
Discount notes	19,901	19,901	—	19,901	—
Bonds	58,475	58,771	—	58,771	—
Accrued interest payable	48	48	—	48	—
Derivative liabilities	21	21	—	389	(368)
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,905	$2,905	$2,905	$—	$—
Interest-bearing deposits	1,644	1,644	—	1,644	—
Securities purchased under agreements to resell	9,500	9,500	—	9,500	—
Federal funds sold	3,270	3,270	—	3,270	—
Trading securities	1,562	1,562	—	1,562	—
Held-to-maturity securities	20,404	20,489	—	20,489	—
Advances	52,168	52,610	—	52,610	—
Mortgage loans held for portfolio, net	218	234	—	234	—
Accrued interest receivable	88	88	—	88	—
Derivative assets	391	391	—	7	384
Grantor trust assets (included in Other assets)	74	74	74	—	—
Liabilities:
Interest-bearing deposits	1,998	1,998	—	1,998	—
Consolidated obligations, net:
Discount notes	25,385	25,387	—	25,387	—
Bonds	59,379	59,835	—	59,835	—
Accrued interest payable	45	45	—	45	—
Derivative liabilities	11	11	—	504	(493)
____________
(1)Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

Note 12—Commitments and Contingencies

Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $617,965 and $662,051 as of March 31, 2021 and December 31, 2020, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2021 and December 31, 2020. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2021 and December 31, 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2021			As of December 31, 2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$9,255	$6,577	$15,832	$9,287	$6,754	$16,041
Commitments to fund additional advances	82	35	117	10	107	117
Unsettled consolidated obligation bonds, at par (2)	227	—	227	1	—	1
____________
(1)“Expire Within One Year” includes 15 standby letters of credit for a total of $13 and $19 as of March 31, 2021 and December 31, 2020, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $29 and $30 as of March 31, 2021 and December 31, 2020, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of March 31, 2021 and December 31, 2020.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 13—Transactions with Shareholders

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

	As of March 31, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
TIAA, FSB	$299	11.74	$7,531	15.49	$1	0.05
Bank of America, National Association	298	11.71	7,507	15.44	—	—
Navy Federal Credit Union	260	10.21	6,495	13.36	51	1.87

	As of December 31, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
TIAA, FSB	$337	10.94	$7,571	14.95	$1	0.07
Bank of America, National Association	334	10.85	7,507	14.82	—	0.01

Note 14—Subsequent Events

On April 29, 2021, the Bank's board of directors approved a cash dividend for the first quarter of 2021. The Bank paid the first quarter 2021 dividend on May 4, 2021 in the amount of $27.

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

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, the impact of the COVID-19 pandemic, as well as those risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 4, 2021, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this Report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2021 and December 31, 2020, and results of operations for the first quarter of 2021 and 2020. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2020.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The COVID-19 pandemic continued to impact the financial markets throughout the first quarter of 2021. Historically low market interest rates have continued since the FOMC lowered the target range for federal funds in March 2020 in response to market conditions resulting from the COVID-19 pandemic. Additionally, the Federal Reserve continued its emergency actions, initiated in March 2020, to help facilitate liquidity and support stability in the capital markets. In particular, the Federal Reserve has continued to increase its provision of liquidity to the repurchase agreements and U.S. Treasury markets through open market operations. Additional fiscal stimulus through various relief measures has also led to increased liquidity and deposit levels at the Bank’s member institutions. As discussed below, these actions and market conditions reduced demand for the Bank’s advances during the first quarter of 2021.

Operating Status Update

As a financial institution, the Bank is part of the nation’s critical infrastructure, has continually operated its business, and has continued to serve as a reliable source of funding for our members. The Bank continues to operate in Phase 2 of its return to office plan, which provides that up to 33 percent of the Bank’s employees may work on-site. To date, the Bank has not experienced significant operational difficulties or disruptions, however the possibility exists, which could impair the Bank’s ability to conduct and manage its business effectively. To date, no member of the Bank’s executive management team has been incapacitated or unable to perform duties. The Bank’s board of directors regularly reviews the Bank’s succession plan in the event of incapacitation of any executive team member.

Financial Condition

As of March 31, 2021, total assets were $86.1 billion, a decrease of $6.2 billion, or 6.72 percent, from December 31, 2020. This decrease was primarily due to a $2.7 billion, or 5.18 percent, decrease in advances, and a $3.5 billion, or 9.62 percent, decrease in total investments.

As of March 31, 2021, total liabilities were $81.4 billion, a decrease of $5.7 billion, or 6.53 percent, from December 31, 2020. This decrease was primarily due to a $6.4 billion, or 7.54 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the period.

As of March 31, 2021, total capital was $4.7 billion, a decrease of $519 million, or 9.86 percent, from December 31, 2020. This decrease was primarily due to certain changes in member minimum capital stock requirements that the Bank implemented in March 2021, and a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the period.

Results of Operations

The Bank recorded net interest income of $79 million for the first quarter of 2021, a decrease of $6 million, or 6.89 percent, from net interest income of $85 million for the same period in 2020. This decrease in net interest income was primarily due to a decrease in advances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

The Bank recorded net income of $43 million for the first quarter of 2021, a decrease of $65 million, or 60.5 percent, from net income of $108 million for the same period in 2020. The decrease in net income was primarily due to an $85 million gain from the sale of the Bank’s private-label mortgage-backed securities investment portfolio, partially offset by an additional voluntary $20 million retirement plan contribution, during the first quarter of 2020.

The Bank's first quarter 2021 performance resulted in an annualized return on average equity (ROE) of 3.35 percent as compared to 5.97 percent for the same period in 2020. The decrease in ROE was primarily due to the decrease in net income during the first quarter of 2021, compared to the same period in 2020. The ROE spread to average daily SOFR decreased to 331 basis points for the first quarter of 2021, as compared to 474 basis points for the same period in 2020. The decrease in ROE and ROE spread to average daily SOFR was primarily due to the decrease in net income during the first quarter of 2021, compared to the same period in 2020.

The Bank’s interest-rate spread was 34 basis points for the first quarter of 2021, compared to 16 basis points for the same period in 2020. The increase in the Bank’s interest rate spread for the first quarter of 2021, compared to the same period in 2020, was primarily due to a decrease in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2020 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, and fiscal and monetary policies continue to impact the Bank’s overall business outlook and advance demand. The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. At its December 2020 meeting, the Federal Reserve maintained the Federal Funds target range and indicated that rates will remain low through at least 2023. The Bank expects that decreased advance demand resulting from the COVID-19 monetary and fiscal stimulus actions discussed throughout this Report will continue into the foreseeable future, which, combined with the continued low interest rate environment, is expected to reduce the Bank’s net income for 2021. If the Bank experiences these lower levels of net income, the amount that the Bank pays as dividends could be impacted. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets. Given the evolving and unknowable effect of the COVID-19 pandemic on these external factors, the Bank cannot predict the extent to which, and the duration of, the impact to the Bank’s future business performance and profitability due to the COVID-19 pandemic.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Statements of Condition (at period end)
Total assets	$86,095	$92,295	$112,165	$126,596	$189,392
Advances	49,463	52,168	58,802	67,221	137,037
Investments (1)	32,880	36,380	48,255	54,167	46,429
Mortgage loans held for portfolio	199	218	243	264	282
Allowance for credit losses on mortgage loans	—	(1)	(1)	(1)	(1)
Interest-bearing deposits	2,713	1,998	1,967	2,192	1,766
Consolidated obligations, net:
Discount notes (2)	19,901	25,385	35,519	58,295	96,490
Bonds (2)	58,475	59,379	68,858	59,925	81,856
Total consolidated obligations, net (2)	78,376	84,764	104,377	118,220	178,346
Mandatorily redeemable capital stock	—	—	1	1	1
Affordable Housing Program payable	79	82	86	92	95
Capital stock - putable	2,543	3,078	3,341	3,680	6,652
Retained earnings	2,211	2,198	2,198	2,200	2,185
Accumulated other comprehensive loss	(13)	(16)	(17)	(18)	(19)
Total capital	4,741	5,260	5,522	5,862	8,818
Statements of Income (for the period ended)
Net interest income	79	69	89	90	85
Net (losses) gains on trading securities	(1)	(1)	—	—	5
Net realized gains from sale of investment securities	—	—	—	—	85
Net gains (losses) on derivatives and hedging activities	1	—	1	(1)	(6)
Standby letters of credit fees	4	3	4	5	7
Other income	—	3	4	2	2
Noninterest expense	36	36	35	34	58
Income before assessment	47	38	63	62	120
Affordable Housing Program assessment	4	3	7	6	12
Net income	43	35	56	56	108
Performance Ratios (%)
Return on equity (3)	3.35	2.53	3.95	3.01	5.97
Return on assets (4)	0.19	0.14	0.20	0.14	0.28
Net interest margin (5)	0.36	0.28	0.33	0.22	0.23
Regulatory capital ratio (at period end) (6)	5.52	5.72	4.94	4.65	4.67
Equity to assets ratio (7)	5.66	5.43	5.17	4.53	4.76
Dividend payout ratio (8)	70.82	102.39	101.75	125.35	70.70

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2021	$617,965
December 31, 2020	662,051
September 30, 2020	715,531
June 30, 2020	797,560
March 31, 2020	996,251

(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Net interest margin is net interest income as a percentage of average earning assets.
(6) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
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

	As of March 31, 2021		As of December 31, 2020		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$49,463	57.45	$52,168	56.52	$(2,705)	(5.18)
Investment securities	19,489	22.64	21,966	23.80	(2,477)	(11.28)
Other investments	13,391	15.55	14,414	15.62	(1,023)	(7.10)
Mortgage loans, net	199	0.23	218	0.24	(19)	(9.00)
Other assets	3,553	4.13	3,529	3.82	24	0.68
Total assets	$86,095	100.00	$92,295	100.00	$(6,200)	(6.72)
Consolidated obligations, net:
Discount notes	$19,901	24.46	$25,385	29.17	$(5,484)	(21.61)
Bonds	58,475	71.88	59,379	68.22	(904)	(1.52)
Deposits	2,713	3.33	1,998	2.30	715	35.81
Other liabilities	265	0.33	273	0.31	(8)	(3.35)
Total liabilities	$81,354	100.00	$87,035	100.00	$(5,681)	(6.53)
Capital stock	$2,543	53.65	$3,078	58.53	$(535)	(17.38)
Retained earnings	2,211	46.62	2,198	41.79	13	0.57
Accumulated other comprehensive loss	(13)	(0.27)	(16)	(0.32)	3	(23.39)
Total capital	$4,741	100.00	$5,260	100.00	$(519)	(9.86)

Advances

Total advances decreased by 5.18 percent as of March 31, 2021, compared to December 31, 2020. In response to the deteriorating market conditions in early 2020, the Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity from monetary and fiscal stimulus actions resulted in increased deposits at the Bank’s members and lower demand for the Bank’s advances. The Bank expects that advance demand will continue at reduced levels. A significant percentage of advances made during the first three months of 2021 were short-term advances.

As of March 31, 2021, 79.0 percent of the Bank’s advances were fixed-rate, compared to 78.8 percent as of December 31, 2020. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on London Interbank Offered Rate (LIBOR) and SOFR. As of March 31, 2021 and December 31, 2020, 59.4 percent and 63.2 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.40 percent and 0.38 percent, respectively, of the Bank’s variable-rate advances, which contained optionality, were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR and SOFR. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2021		As of December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$32,921	67.73	$33,816	66.77
Adjustable or variable-rate indexed	10,179	20.94	10,678	21.09
Convertible	4,748	9.77	5,316	10.50
Principal reducing credit	758	1.56	833	1.64
Total par value	$48,606	100.00	$50,643	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 5—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of March 31, 2021	As of December 31, 2020	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$2,185	$2,307	$(122)	(5.29)
U.S. Treasury obligations	500	1,500	(1,000)	(66.67)
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	279	295	(16)	(5.37)
Government-sponsored enterprises residential	6,631	7,283	(652)	(8.95)
Government-sponsored enterprises commercial	9,893	10,580	(687)	(6.49)
Total mortgage-backed securities	16,803	18,158	(1,355)	(7.46)
Total investment securities	19,489	21,966	(2,477)	(11.28)
Other investments:
Interest-bearing deposits (1)	690	1,644	(954)	(58.04)
Securities purchased under agreements to resell	4,000	9,500	(5,500)	(57.89)
Federal funds sold (2)	8,701	3,270	5,431	166.09
Total other investments	13,391	14,414	(1,023)	(7.10)
Total investments	$32,880	$36,380	$(3,500)	(9.62)
____________
(1)Interest-bearing deposits includes $431 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2020.
(2) Federal funds sold includes $180 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2020.

The decrease in total investment securities was primarily due to the maturities and prepayments that occurred during the first quarter of 2021. The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of March 31, 2021 and December 31, 2020, these investments were 353 percent and 344 percent of the Bank’s regulatory capital, respectively. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances as of March 31, 2021 and December 31, 2020. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2020 to March 31, 2021 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of March 31, 2021 and December 31, 2020. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2021	As of December 31, 2020
	Percent of Total	Percent of Total
Florida	23.03	22.98
South Carolina	22.20	21.74
Georgia	10.82	10.33
Virginia	10.73	10.68
North Carolina	8.53	8.33
All other	24.69	25.94
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2020 to March 31, 2021 was primarily a result of a decrease in advances outstanding and reduced liquidity needs during the period. Consolidated obligation issuances financed 91.0 percent of the $86.1 billion in total assets as of March 31, 2021, remaining relatively stable compared to the financing ratio of 91.8 percent as of December 31, 2020.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on LIBOR and SOFR. As of March 31, 2021 and December 31, 2020, 64.6 percent and 23.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2021 and December 31, 2020. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of March 31, 2021 and 4.42 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2020. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based consolidated obligation bonds and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021.

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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 8—Capital and Mandatorily Redeemable Capital Stock to the Bank’s interim financial statements.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 24, 2021 the Bank received notification from the Director that, based on December 31, 2020 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of March 31, 2021, the Bank was in compliance with this ratio.

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the first quarter of 2021 and 2020.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2021 and 2020, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Net interest income	$79	$85	$(6)	(6.89)
Noninterest income	4	93	(89)	(95.95)
Noninterest expense	36	58	(22)	(38.36)
Affordable Housing Program assessment	4	12	(8)	(60.53)
Net income	$43	$108	$(65)	(60.52)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $61 million and $38 million for the first quarter of 2021 and 2020, respectively.

The decrease in net interest income for the first quarter of 2021, compared to the same period in 2020, was primarily due to a decrease in advances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2021 and 2020 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net gains (losses) on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 34 basis points for the first quarter of 2021, compared to 16 basis points for the same period in 2020. The increase in the Bank’s interest rate spread for the first quarter of 2021, compared to the same period in 2020, was primarily due to decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,951	$1	0.13	$4,409	$15	1.38
Securities purchased under agreements to resell	7,804	1	0.07	7,135	27	1.53
Federal funds sold	8,659	2	0.08	13,039	40	1.23
Investment securities (2)	20,283	35	0.70	26,235	138	2.12
Advances	51,038	87	0.70	100,375	419	1.68
Mortgage loans (3)	208	3	5.32	289	4	5.07
Total interest-earning assets	89,943	129	0.58	151,482	643	1.71
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,256			1,363
Total assets	$91,198			$152,844
Liabilities and Capital
Interest-bearing deposits (4)	$2,307	—	—	$1,691	5	1.08
Consolidated obligations, net:
Discount notes	21,847	5	0.10	57,422	211	1.48
Bonds	61,107	45	0.30	85,527	342	1.61
Other borrowings	—	—	2.25	2	—	5.58
Total interest-bearing liabilities	85,261	50	0.24	144,642	558	1.55
Other liabilities	776			923
Total capital	5,161			7,279
Total liabilities and capital	$91,198			$152,844
Net interest income and net yield on interest-earning assets		$79	0.36		$85	0.23
Interest-rate spread			0.34			0.16
Average interest-earning assets to interest-bearing liabilities			105.49			104.73
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

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall change in net interest income during the first quarter of 2021, compared to the same period in 2020, was primarily related to changes in average balances, partially offset by changes in interest rates which impacted interest-bearing liabilities more than the income from interest-earning assets.

	For the Three Months Ended March 31,
	2021 vs. 2020
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(5)	$(9)	$(14)
Securities purchased under agreements to resell	2	(28)	(26)
Federal funds sold	(10)	(28)	(38)
Investment securities	(26)	(77)	(103)
Advances	(151)	(181)	(332)
Mortgage loans	(1)	—	(1)
Total	(191)	(323)	(514)
Increase (decrease) in interest expense:
Interest-bearing deposits	1	(6)	(5)
Consolidated obligations, net:
Discount notes	(82)	(124)	(206)
Bonds	(77)	(220)	(297)
Total	(158)	(350)	(508)
(Decrease) increase in net interest income	$(33)	$27	$(6)
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2021
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(45)	$—	$—	$(45)
Net changes in fair value hedges	70	—	1	71
Net interest settlements on derivatives (1)	(94)	—	10	(84)
Other (2)	(3)	—	—	(3)
Total effect on net interest income	$(72)	$—	$11	$(61)
Net losses on derivatives:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$1	$—	$2
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$1	$—	$—	$1
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Net (losses) gains on trading securities	$(1)	$5	$(6)	(116.55)
Net realized gains from sale of investment securities	—	85	(85)	(100.00)
Net gains (losses) on derivatives and hedging activities	1	(6)	7	119.19
Standby letters of credit fees	4	7	(3)	(50.03)
Other	—	2	(2)	(112.76)
Total noninterest income	$4	$93	$(89)	(95.95)

During the first quarter of 2020, the Bank sold its entire private-label MBS portfolio. Proceeds from the sale totaled $921 million and resulted in a realized gain of $85 million.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The decrease in total noninterest expense for the first quarter of 2021, compared to the same period in 2020, was primarily due to the Bank making an additional $20 million retirement plan contribution during January of 2020, which was recorded in compensation and benefits expense.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first quarter of 2021.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first quarter of 2021.
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

The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first quarter of 2021.
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
As discussed elsewhere in this Report, the COVID-19 pandemic continued to impact the financial markets during the first quarter of 2021. The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the first quarter of 2021. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.
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
The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s interim financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2021 and December 31, 2020, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the FHLBanks had $696.4 billion in aggregate par value of consolidated obligations issued and outstanding, $78.4 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2021.
Refer to Note 12—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

LIBOR Transition

United Kingdom’s Financial Conduct Authority (FCA) Announcement. In July 2017, the FCA, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The FCA’s announcements constitutes an index cessation event under the ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement.

The Bank does not expect this announcement to have a material effect on the Bank’s financial condition or results of operations. For a discussion of the potential impact of the LIBOR transition, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management— Transition of LIBOR to an Alternative Reference Rate”

COVID-19 Developments

CARES Act. To address the COVID-19 pandemic and its economic impact, since March 2020 Congress passed a number of laws making available several trillion dollars in economic relief and resources. The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act was in addition to previous relief legislation passed by Congress in March 2020. The legislation provided, among other things, the following:

• Assistance to businesses, states, and municipalities.
• A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.
• The Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.
• Direct payments to eligible taxpayers and their families.
• Expansion of eligibility for unemployment insurance and payment amounts.
• Mortgage forbearance provisions and a foreclosure moratorium.

American Rescue Plan Act of 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the PPP loan program. Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility. On March 8, 2021, the Federal Reserve Board issued a press release announcing it will extend the Paycheck Protection Program Liquidity Facility (“PPPLF”), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

Finance Agency Extension of Loan Origination Flexibilities. On March 31, 2020, the Finance Agency announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans; allowing flexibility on demonstrating construction has been completed; allowing flexibility for borrowers to provide certain documentation; and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the Finance Agency extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 include alternative appraisals on purchase and rate term refinance loans; alternative methods for documenting income and verifying employment before loan closing; and expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the Finance Agency announced that some temporary loan origination flexibilities have been extended until May 31, 2021, which includes flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney are being allowed to expire on April 30, 2021.

While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by Congress. The Bank continues to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that the Bank accepts as collateral.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

Transition of LIBOR to an Alternative Reference Rate

On March 5, 2021, the United Kingdom's Financial Conduct Authority (FCA) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

Certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank, are indexed to LIBOR, with exposure extending past December 31, 2021 and June 30, 2023. The Bank is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the probability of SOFR as the dominant replacement in the capital markets. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Bank. The Bank has adopted a LIBOR transition plan, which outlines the Bank’s transition activities, including LIBOR exposure evaluation, risk management, legal, operational, systems and operations, shareholder and external communication and education, and other aspects of planning. The Bank has a LIBOR Steering Committee, which oversees the Bank’s transition away from LIBOR in accordance with the strategies and requirements put forth by senior management and regulatory guidance, providing periodic reports to the Bank’s executive management committee and board of directors.

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and has worked to identify and update contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in advance confirmations, consolidated obligations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. Further, the Bank and each of its counterparties has adhered to the Supplement to the 2006 ISDA Definitions and the ISDA 2020 IBOR Fallbacks Protocol. This adherence by the Bank and its counterparties amended all of the Bank’s legacy bilateral LIBOR-based derivative transactions to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation.

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of March 31, 2021 and December 31, 2020, respectively, is set forth below (in millions).

	As of March 31, 2021
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$4,951	$907	$5	$830	$6,693
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	100	435	—	465	1,000
Mortgage-backed securities	19	10	402	14,016	14,447
Total investment securities	119	445	402	14,481	15,447
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	1,218	1,535	660	4,937	8,350
Uncleared	83	126	28	3,298	3,535
Total interest-rate swaps	1,301	1,661	688	8,235	11,885
Total principal/notional amount	$6,371	$3,013	$1,095	$23,546	$34,025

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$4,750	$—	$—	$—	$4,750
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	369	142	71	50	632
Uncleared	173	28	25	15	241
Total interest-rate swaps	542	170	96	65	873
Total principal/notional amount	$5,292	$170	$96	$65	$5,623
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2020
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$5,349	$907	$5	$830	$7,091
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	160	435	—	465	1,060
Mortgage-backed securities	19	15	448	15,148	15,630
Total investment securities	179	450	448	15,613	16,690
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	1,647	2,110	945	5,198	9,900
Uncleared	99	135	28	3,767	4,029
Total interest-rate swaps	1,746	2,245	973	8,965	13,929
Total principal/notional amount	$7,274	$3,602	$1,426	$25,408	$37,710

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$10,575	$—	$—	$—	$10,575
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	520	142	71	50	783
Uncleared	173	28	25	60	286
Total interest-rate swaps	693	170	96	110	1,069
Total principal/notional amount	$11,268	$170	$96	$110	$11,644
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of March 31, 2021 and December 31, 2020. The following table presents the notional amount of caps and floors with LIBOR exposure as of March 31, 2021 and December 31, 2020 (in millions).

	As of March 31, 2021	As of December 31, 2020
Terminates in 2021	$3,000	$3,000
Terminates after June 30, 2023	4,000	4,000
Total (1)	$7,000	$7,000
____________
(1) The estimated net fair value of these interest-rate caps and floors was less than $1 million as of March 31, 2021 and December 31, 2020.

With respect to LIBOR-linked collateral that is pledged by members to secure their advances, the Bank has adopted a transition plan for such collateral. The elements of the plan include:
•Readiness to modify haircuts promptly for affected LIBOR collateral in response to changing market conditions;
•Implementation of a monitoring process for liquidity of LIBOR collateral; and
•Implementation of a communication process to inform shareholders of any changes to valuation or haircuts for LIBOR collateral.

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
The Bank determines credit risk ratings for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from 101 to 104 by utilizing an internal model (101 being the least amount of credit risk and 104 the greatest amount of credit risk). The Bank assigns each borrower that is an insurance company a credit risk rating from 101 to 104 by utilizing an external model. The Bank assigns each borrower that is not an insured depository institution or an insurance company (including housing associates, community development financial institutions, and corporate credit unions) a credit risk rating from 101 to 104 based on a risk matrix developed for each entity type.
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

	As of March 31, 2021		As of December 31, 2020
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	292	$46,570	298	$37,713
102	19	1,733	32	12,849
103	2	11	3	35
104	4	292	3	46
Total	317	$48,606	336	$50,643

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $18.1 billion and $229 million, respectively, as of March 31, 2021.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2021 and December 31, 2020. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2021	$48,606	$315,977	62.75	10.83	26.42
As of December 31, 2020	50,643	326,602	62.96	11.01	26.03
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
Consistent with the provisions of the CARES Act, the Bank continues to accept loan collateral under forbearance agreements. The Bank monitors risks related to collateral under forbearance agreements, including any shareholders with forbearance concentrations.
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2021 and December 31, 2020.

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

	As of March 31, 2021
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$845	$—	$—	$845
Canada	2,120	—	—	2,120
Finland	1,320	—	—	1,320
France	451	—	—	451
Germany	1,040	—	—	1,040
Netherlands	845	—	—	845
Norway	1,240	—	—	1,240
Sweden	840	—	—	840
United States of America	—	690	13	703
Total	$8,701	$690	$13	$9,404
_________
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
(2) Interest-bearing deposits includes a $431 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2020.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $4.9 billion as of December 31, 2020 to $9.4 billion as of March 31, 2021. The following three counterparties each represented greater than 10 percent and collectively represented 41.3 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: DnB Bank ASA,

Nordea Bank Abp, and Royal Bank of Canada. As of March 31, 2021, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2021 and December 31, 2020 (in millions), based on their credit ratings as of March 31, 2021 and December 31, 2020, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of March 31, 2021
	Carrying Value
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$2,185	$—	$—	$2,185
U.S. Treasury obligations	—	500	—	—	500
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	279	—	—	279
Government-sponsored enterprises residential	—	6,631	—	—	6,631
Government-sponsored enterprises commercial	550	9,343	—	—	9,893
Total mortgage-backed securities	550	16,253	—	—	16,803
Total investment securities	550	18,939	—	—	19,489
Other investments:
Interest-bearing deposits	—	5	637	48	690
Securities purchased under agreements to resell	—	—	4,000	—	4,000
Federal funds sold	—	3,880	4,821	—	8,701
Total other investments	—	3,885	9,458	48	13,391
Total investments	$550	$22,824	$9,458	$48	$32,880
.

	As of December 31, 2020
	Carrying Value
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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of March 31, 2021.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $2 million of collateral at fair value to its uncleared derivative counterparties as of March 31, 2021.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2021.

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

	As of March 31, 2021
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Triple-B	$220	$—	$—	$—	$—
Cleared derivatives	16,259	13	332	—	345
Liability positions with credit exposure:
Single-A	3,833	(182)	184	—	2
Cleared derivatives	1,511	—	24	—	24
Total derivative positions with non-member counterparties to which the Bank had credit exposure	21,823	(169)	540	—	371
Member institutions (1)	12	1	—	(1)	—
Total	$21,835	$(168)	$540	$(1)	$371
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2020
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$393	$—	$3	$—	$3
Liability positions with credit exposure:
Double-A	10	(1)	1	—	—
Single-A	4,061	(67)	70	—	3
Triple-B	2,643	(120)	120	—	—
Cleared derivatives	20,429	(11)	395	—	384
Total derivative positions with non-member counterparties to which the Bank had credit exposure	27,536	(199)	589	—	390
Member institutions (1)	12	1	—	(1)	—
Total	$27,548	$(198)	$589	$(1)	$390
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
The allowance for credit losses on MPF loans was $1 million as of March 31, 2021 and December 31, 2020.

Critical Accounting Policies and Estimates

A detailed description of the Bank’s critical accounting policies and estimates is contained in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the periods presented.

Recently Issued But Not Yet Adopted Accounting Guidance

See Note 2—Recently Issued But Not Yet Adopted Accounting Standards to the Bank’s interim financial statements for a discussion of recently issued but not yet adopted accounting standards.

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

			As of March 31, 2021	As of December 31, 2020
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,237	$2,306
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	20,185	22,501
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	508	558
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	41	41
		Total	22,971	25,406
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	—	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,350	1,395
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	7,803	85
		Total	9,153	1,480
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	—	1,115
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	20	20
Pay variable, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	7,000	7,000
		Total	7,040	7,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	25	25
Total notional amount			$39,189	$35,122

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2021			As of December 31, 2020
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.62	0.50	0.50	0.67	0.52	0.48
Liabilities	0.37	0.36	0.27	0.34	0.30	0.27
Equity	4.32	2.79	4.59	5.32	4.10	3.99
Effective duration gap	0.25	0.14	0.23	0.33	0.22	0.21
___________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists. The “constrained shock” scenario may not represent current expectations.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a pricing approach that is more fully described in Note 11—Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest-rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2021			As of December 31, 2020
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$86,120	$85,295	$84,476	$91,612	$90,868	$90,046
Liabilities	80,594	80,362	79,893	85,617	85,482	84,996
Equity	5,526	4,933	4,583	5,995	5,386	5,050
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

As of March 31, 2021, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	May 7, 2021	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	May 7, 2021	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Senior Vice President and Chief Financial Officer