Form 10-K/A
period 2020-12-31
Federal Home Loan Bank of Atlanta
filed 2021-07-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Class B Stock, par value $100
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ¨  Yes    x  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ¨  Yes   x  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    x  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    x  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	x	Smaller reporting company	☐

		Emerging growth company	☐
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend the Federal Home Loan Bank of Atlanta’s (Bank) Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Original Filing), filed with the U.S. Securities and Exchange Commission on March 4, 2021 (Original Filing Date). The sole purpose of this Amendment No. 1 is to reflect the final delivered and signed Report of Independent Registered Public Accounting Firm (Report) of PricewaterhouseCoopers LLP (PwC). The Report was timely provided by PwC and received by the Bank at the time of the Original Filing.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Atlanta

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “FHLBank”) as of December 31, 2020 and 2019, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 4, 2021

We have served as the FHLBank’s auditor since 1990.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit Description	Form	Exhibit	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	3.1	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 31, 2019).	8-K	3.1	10/31/19
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	99.2	8/5/11
4.2	Description of the Bank’s Capital Stock.	10-K	4.2	3/5/20
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*	10-K	10.1	3/8/18
10.2	Amendment One to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan.*	8-K	10.1	1/28/20
10.3	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	10.1	1/9/09
10.4	Form of Officer and Director Indemnification Agreement.*	10-12G	10.5	3/17/06
10.5	Federal Home Loan Bank of Atlanta 2021 Directors’ Compensation Policy.*++
10.6	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012).*	10-K	10.8	3/23/12
10.7	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan.*	10-K	10.6	3/14/14
10.8	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.	10-K	10.7	3/9/17
10.9	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	10.8	3/9/17
10.10	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	99.1	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Audit Committee Report.+
101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. +
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

* Denotes management contract or compensatory plan.
** Filed herewith.
+ Previously furnished with the Bank’s Annual Report on Form 10-K filed with the Commission on March 4, 2021.
++ Previously filed with the Bank’s Annual Report on Form 10-K filed with the Commission on March 4, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: July 9, 2021	By: /s/ Haig H. Kazazian III
By: Haig H. Kazazian III
Senior Vice President and Chief Financial Officer