Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Atlanta
filed 2021-08-06
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51845
 ____________________________________
FEDERAL HOME LOAN BANK OF ATLANTA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	56-6000442
United States
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2021 was 24,455,677.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2021	As of December 31, 2020
Assets
Cash and due from banks	$1,032	$2,905
Interest-bearing deposits (including deposits with other FHLBanks of $5 as of June 30, 2021 and December 31, 2020)	690	1,644
Securities purchased under agreements to resell	4,000	9,500
Federal funds sold	7,035	3,270
Investment securities:
Trading securities	—	1,562
Available-for-sale securities (amortized cost of $499 and $0 as of June 30, 2021 and December 31, 2020, respectively)	499	—
Held-to-maturity securities (fair value of $17,924 and $20,489 as of June 30, 2021 and December 31, 2020, respectively)	17,854	20,404
Total investment securities	18,353	21,966
Advances	47,075	52,168
Mortgage loans held for portfolio, net	178	218
Accrued interest receivable	70	88
Derivative assets	351	391
Other assets, net	120	145
Total assets	$78,904	$92,295
Liabilities
Interest-bearing deposits	$2,623	$1,998
Consolidated obligations, net:
Discount notes	22,318	25,385
Bonds	49,030	59,379
Total consolidated obligations, net	71,348	84,764
Accrued interest payable	62	45
Affordable Housing Program payable	74	82
Derivative liabilities	11	11
Other liabilities	110	135
Total liabilities	74,228	87,035
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of June 30, 2021 and December 31, 2020, respectively	733	943
Subclass B2 issued and outstanding shares: 17 and 21 as of June 30, 2021 and December 31, 2020, respectively	1,715	2,135
Total capital stock Class B putable	2,448	3,078
Retained earnings:
Restricted	608	588
Unrestricted	1,632	1,610
Total retained earnings	2,240	2,198
Accumulated other comprehensive loss	(12)	(16)
Total capital	4,676	5,260
Total liabilities and capital	$78,904	$92,295

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Advances	$96	$232	$183	$651
Interest-bearing deposits	—	1	1	16
Securities purchased under agreements to resell	1	1	2	28
Federal funds sold	1	4	3	44
Trading securities	—	2	1	7
Available-for-sale securities	—	—	—	3
Held-to-maturity securities	31	69	65	199
Mortgage loans	2	3	5	7
Total interest income	131	312	260	955
Interest expense
Consolidated obligations:
Discount notes	2	93	7	304
Bonds	35	129	80	471
Interest-bearing deposits	—	—	—	5
Total interest expense	37	222	87	780
Net interest income	94	90	173	175
Noninterest income (loss)
Net (losses) gains on trading securities	—	—	(1)	5
Net realized gains from sale of available-for-sale securities	—	—	—	82
Net realized gains from sale of held-to-maturity securities	—	—	—	3
Net (losses) gains on derivatives and hedging activities	—	(1)	1	(7)
Standby letters of credit fees	3	5	7	12
Other	1	2	1	4
Total noninterest income	4	6	8	99
Noninterest expense
Compensation and benefits	20	19	39	60
Other operating expenses	9	9	17	18
Federal Housing Finance Agency	2	2	5	5
Office of Finance	2	2	4	4
Other	2	2	6	5
Total noninterest expense	35	34	71	92
Income before assessment	63	62	110	182
Affordable Housing Program assessment	7	6	11	18
Net income	$56	$56	$99	$164

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$56	$56	$99	$164
Other comprehensive income (loss):
Reclassification of unrealized gains related to the sale of available-for-sale securities	—	—	—	(41)
Pension and postretirement benefits	1	1	4	1
Total other comprehensive income (loss)	1	1	4	(40)
Total comprehensive income	$57	$57	$103	$124

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, March 31, 2020	67	$6,652	$559	$1,626	$2,185	$(19)	$8,818
Issuance of capital stock	8	858	—	—	—	—	858
Repurchase/redemption of capital stock	(38)	(3,810)	—	—	—	—	(3,810)
Net shares reclassified to mandatorily redeemable capital stock	—	(20)	—	—	—	—	(20)
Comprehensive income	—	—	11	45	56	1	57
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(70)	(70)	—	(70)
Balance, June 30, 2020	37	$3,680	$570	$1,630	$2,200	$(18)	$5,862

Balance, March 31, 2021	25	$2,543	$596	$1,615	$2,211	$(13)	$4,741
Issuance of capital stock	3	290	—	—	—	—	290
Repurchase/redemption of capital stock	(4)	(384)	—	—	—	—	(384)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	12	44	56	1	57
Cash dividends on capital stock	—	—	—	(27)	(27)	—	(27)
Balance, June 30, 2021	24	$2,448	$608	$1,632	$2,240	$(12)	$4,676

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163
Issuance of capital stock	45	4,560	—	—	—	—	4,560
Repurchase/redemption of capital stock	(58)	(5,846)	—	—	—	—	(5,846)
Net shares reclassified to mandatorily redeemable capital stock	—	(22)	—	—	—	—	(22)
Comprehensive income (loss)	—	—	33	131	164	(40)	124
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(146)	(146)	—	(146)
Balance, June 30, 2020	37	$3,680	$570	$1,630	$2,200	$(18)	$5,862

Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	6	648	—	—	—	—	648
Repurchase/redemption of capital stock	(13)	(1,277)	—	—	—	—	(1,277)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	20	79	99	4	103
Cash dividends on capital stock	—	—	—	(57)	(57)	—	(57)
Balance, June 30, 2021	24	$2,448	$608	$1,632	$2,240	$(12)	$4,676

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$99	$164
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(2)	(43)
Net change in derivative and hedging activities	369	(846)
Net change in fair value adjustment on trading securities	1	(5)
Net realized gains from sale of available-for-sale securities	—	(82)
Net realized gains from sale of held-to-maturity securities	—	(3)
Net change in:
Accrued interest receivable	18	147
Other assets	24	87
Affordable Housing Program payable	(9)	2
Accrued interest payable	17	(128)
Other liabilities	(25)	(87)
Total adjustments	393	(958)
Net cash provided by (used in) operating activities	492	(794)
Investing activities
Net change in:
Interest-bearing deposits	1,144	1,623
Securities purchased under agreements to resell	5,500	(2,200)
Federal funds sold	(3,765)	(6,780)
Trading securities:
Proceeds from sales	61	—
Proceeds from principal collected	1,500	—
Available-for-sale securities:
Proceeds from sales	—	726
Purchases of long-term	(499)	—
Held-to-maturity securities:
Proceeds from sales	—	195
Proceeds from principal collected	2,545	6,030
Purchases of long-term	—	(3,680)
Advances:
Proceeds from principal collected	45,683	184,936
Made	(41,171)	(153,638)
Mortgage loans:
Proceeds from principal collected	41	33
Proceeds from sale of foreclosed assets	—	1
Purchases of premises, equipment, and software	(2)	(3)
Net cash provided by investing activities	11,037	27,243

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2021	2020
Financing activities
Net change in interest-bearing deposits	626	676
Net payments on derivatives containing a financing element	(3)	(2)
Proceeds from issuance of consolidated obligations:
Discount notes	292,915	204,340
Bonds	25,301	37,881
Payments for debt issuance costs	(1)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(295,973)	(198,130)
Bonds	(35,580)	(66,506)
Proceeds from issuance of capital stock	648	4,560
Payments for repurchase/redemption of capital stock	(1,277)	(5,846)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1)	(22)
Partial recovery of prior capital distribution to Financing Corporation	—	29
Cash dividends paid	(57)	(146)
Net cash used in financing activities	(13,402)	(23,172)
Net (decrease) increase in cash and due from banks	(1,873)	3,277
Cash and due from banks at beginning of the period	2,905	911
Cash and due from banks at end of the period	$1,032	$4,188
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$78	$951
Affordable Housing Program assessment, net	$19	$16
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$1	$22

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of June 30, 2021 and December 31, 2020. No allowance for credit losses was recorded for these assets as of June 30, 2021 and December 31, 2020. The carrying values of these assets excludes accrued interest receivable that was not material as of June 30, 2021 and December 31, 2020.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of June 30, 2021 and December 31, 2020.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2020 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2021.

Note 2—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of June 30, 2021	As of December 31, 2020
U.S. Treasury obligations	$—	$1,500
Government-sponsored enterprises debt obligations	—	62
Total	$—	$1,562

The following table presents net (losses) gains on trading securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net gains on trading securities held at period end	$—	$—	$—	$5
Net losses on trading securities that were sold or matured during the period	—	—	(1)	—
Net (losses) gains on trading securities	$—	$—	$(1)	$5

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on U.S. Treasury obligations that are classified as available-for-sale. The Bank did not have any securities classified as available-for-sale as of December 31, 2020.

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2021	$499	$—	$—	$499
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of June 30, 2021.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of June 30, 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of June 30, 2021
	Amortized Cost (1)	Estimated Fair Value
Due after one year through five years	$499	$499
 ____________
(1)Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of as of June 30, 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2021				As of December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	2,135	6	(2)	2,139	2,245	6	—	2,251
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	263	1	(2)	262	295	2	—	297
Government-sponsored enterprises residential	5,944	59	(4)	5,999	7,283	62	(6)	7,339
Government-sponsored enterprises commercial	9,511	25	(13)	9,523	10,580	31	(10)	10,601
Total	$17,854	$91	$(21)	$17,924	$20,404	$101	$(16)	$20,489
 ____________
(1) Excludes accrued interest receivable of $7 and $9 as of June 30, 2021 and December 31, 2020, respectively.

Redemption Terms. The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2021		As of December 31, 2020
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$270	$270	$245	$245
Due after one year through five years	1,606	1,605	1,740	1,742
Due after five years through 10 years	200	203	201	204
Due after 10 years	60	62	60	61
Total non-mortgage-backed securities	2,136	2,140	2,246	2,252
Mortgage-backed securities	15,718	15,784	18,158	18,237
Total	$17,854	$17,924	$20,404	$20,489
 ____________
(1) Excludes accrued interest receivable of $7 and $9 as of June 30, 2021 and December 31, 2020, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2021 and December 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 6—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2021	As of December 31, 2020
Due in one year or less	$21,939	$23,326
Due after one year through two years	3,461	3,803
Due after two years through three years	2,478	3,347
Due after three years through four years	3,925	2,643
Due after four years through five years	1,912	3,657
Due after five years	12,425	13,867
Total par value	46,140	50,643
Deferred prepayment fees	(59)	(55)
Discount on AHP (1) advances	(2)	(3)
Discount on EDGE (2) advances	(1)	(1)
Hedging adjustments	997	1,584
Total (3)	$47,075	$52,168
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $62 and $77 as of June 30, 2021 and December 31, 2020, respectively.

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of June 30, 2021	As of December 31, 2020
Due or convertible in one year or less	$26,399	$28,258
Due or convertible after one year through two years	3,511	4,142
Due or convertible after two years through three years	2,446	3,321
Due or convertible after three years through four years	3,905	2,612
Due or convertible after four years through five years	1,847	3,620
Due or convertible after five years	8,032	8,690
Total par value	$46,140	$50,643

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2021	As of December 31, 2020
Fixed-rate:
Due in one year or less	$15,649	$15,304
Due after one year	21,500	24,620
Total fixed-rate	37,149	39,924
Variable-rate:
Due in one year or less	6,290	8,022
Due after one year	2,701	2,697
Total variable-rate	8,991	10,719
Total par value	$46,140	$50,643

Advances concentrations. The Bank’s advances are concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $33,008 and $36,259 as of June 30, 2021 and December 31, 2020, respectively. This concentration represented 71.5 percent and 71.6 percent of total advances outstanding as of June 30, 2021 and December 31, 2020, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2021 and December 31, 2020. No advance was past due, on nonaccrual status, or considered impaired as of June 30, 2021 and December 31, 2020. In addition, there were no troubled debt restructurings (TDRs) related to advances as of June 30, 2021 and December 31, 2020.

Note 7—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2021	As of December 31, 2020
Medium-term (15 years or less)	$2	$3
Long-term (greater than 15 years)	177	216
Total unpaid principal balance	179	219
Premiums	1	1
Discounts	(1)	(1)
Total mortgage loans held for portfolio (1)	179	219
Allowance for credit losses on mortgage loans	(1)	(1)
Mortgage loans held for portfolio, net	$178	$218
____________
(1) Exclude accrued interest receivable of $1 as of June 30, 2021 and December 31, 2020.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2021	As of December 31, 2020
Conventional mortgage loans	$164	$203
Government-guaranteed or insured mortgage loans	15	16
Total unpaid principal balance	$179	$219

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include, non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. Loans are grouped by loans originated in the most recent five years and those loans originated prior to the most recent five-year period.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of June 30, 2021
	Origination Year
	2017(2)	Prior to 2017	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$3	$3
Past due 60-89 days	—	2	2
Past due 90 days or more	—	9	9
Total past due mortgage loans	—	14	14
Current mortgage loans	—	150	150
Total conventional mortgage loans	$—	$164	$164
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of June 30, 2021.
(2) Mortgage loans originated in 2017 had a current payment status and the amounts are not material.

	As of December 31, 2020
	Origination Year
	2017 and 2016	Prior to 2016	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$6	$6
Past due 60-89 days	—	2	2
Past due 90 days or more	1	11	12
Total past due mortgage loans	1	19	20
Current mortgage loans	42	141	183
Total conventional mortgage loans	$43	$160	$203
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2020.

The following tables present the other delinquency statistics for all mortgage loans.

	As of June 30, 2021
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	5.20%	9.18%	5.53%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$9	$—	$9
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of June 30, 2021, none of these conventional mortgage loans on non-accrual status had an associated allowance for credit losses.

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

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to Coronavirus Disease 2019 (COVID-19). Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. The Bank had none of these modifications outstanding as of June 30, 2021.

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

The following table presents payment status for conventional residential mortgage loans in a forbearance plan as a result of COVID-19.

	As of June 30, 2021	As of December 31, 2020
Past due 30-59 days	$1	$1
Past due 60-89 days	—	1
Past due 90 days or more(1)	6	9
Total past due mortgage loans	7	11
Current mortgage loans	8	6
Total unpaid principal balance(2)	$15	$17
____________
(1) Represents mortgage loans on nonaccrual payment status.
(2) Represents 8.40 percent and 7.60 percent of the Bank’s mortgage loans held for portfolio as of June 30, 2021 and December 31, 2020, respectively.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2021	As of December 31, 2020
Simple variable-rate	$28,531	$52,935
Fixed-rate	19,220	6,322
Step up/down	1,302	75
Total par value	$49,053	$59,332

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2021		As of December 31, 2020
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$24,758	0.24	$43,788	0.24
Due after one year through two years	5,934	0.26	11,205	0.25
Due after two years through three years	4,060	1.08	340	2.05
Due after three years through four years	3,988	0.68	1,719	2.33
Due after four years through five years	6,019	0.91	1,090	0.50
Due after five years	4,294	1.79	1,190	3.76
Total par value	49,053	0.57	59,332	0.40
Premiums	10		11
Discounts	(18)		(20)
Hedging adjustments	(15)		56
Total	$49,030		$59,379

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2021	As of December 31, 2020
Noncallable	$34,722	$59,247
Callable	14,331	85
Total par value	$49,053	$59,332

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2021	As of December 31, 2020
Due or callable in one year or less	$38,750	$43,873
Due or callable after one year through two years	6,274	11,205
Due or callable after two years through three years	1,450	315
Due or callable after three years through four years	1,388	1,659
Due or callable after four years through five years	3	1,090
Due or callable after five years	1,188	1,190
Total par value	$49,053	$59,332

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2021	$22,318	$22,319	0.02
As of December 31, 2020	$25,385	$25,389	0.11

Note 9—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2021		As of December 31, 2020
	Required	Actual	Required	Actual
Risk-based capital	$1,062	$4,688	$1,496	$5,276
Total regulatory capital ratio	4.00%	5.94%	4.00%	5.72%
Total regulatory capital (1)	$3,156	$4,688	$3,692	$5,276
Leverage capital ratio	5.00%	8.91%	5.00%	8.58%
Leverage capital	$3,945	$7,033	$4,615	$7,914
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2021 and 2020.

	2021		2020
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$30	3.72	$76	5.93
Second quarter	27	3.69	70	5.53
Total	$57	3.71	$146	5.73

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2020	$—	$(19)	$(19)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive income	—	1	1
Balance, June 30, 2020	$—	$(18)	$(18)

Balance, March 31, 2021	$—	$(13)	$(13)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive income	—	1	1
Balance, June 30, 2021	$—	$(12)	$(12)

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Noncredit Portion of Other-than-temporary Impairment Losses on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$—	$41	$(19)	$22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Reclassification from accumulated other comprehensive income to net income:				—
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Amortization of pension and postretirement (1)	—	—	1	1
Net current period other comprehensive (loss) income	—	(41)	1	(40)
Balance, June 30, 2020	$—	$—	$(18)	$(18)

Balance, December 31, 2020	$—	$—	$(16)	$(16)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	—	4	4
Net current period other comprehensive income	—	—	4	4
Balance, June 30, 2021	$—	$—	$(12)	$(12)
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

	As of June 30, 2021			As of December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$38,541	$15	$363	$28,001	$5	$502
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	64	1	1	121	1	1
Interest-rate caps or floors	5,500	1	—	7,000	1	1
Total derivatives not designated as hedging instruments	5,564	2	1	7,121	2	2
Total derivatives before netting and collateral adjustments	$44,105	17	364	$35,122	7	504
Netting adjustments and cash collateral (2)		334	(353)		384	(493)
Derivative assets and derivative liabilities		$351	$11		$391	$11
___________
(1) Includes variation margin for daily settled contracts of $642 and $1,065 as of June 30, 2021 and December 31, 2020, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest was $688 and $878 as of June 30, 2021 and December 31, 2020, respectively. Cash collateral received, including accrued interest, was not material as of June 30, 2021 and December 31, 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Interest Income (Expense)			Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$96	$(35)	$(2)	$183	$(80)	$(7)
Changes in fair value:
Hedged items	$106	$(18)	$—	$(515)	$71	$—
Derivatives	(95)	18	—	596	(70)	—
Net changes in fair value	11	—	—	81	1	—
Net interest settlements on derivatives (1) (2)	(88)	27	—	(182)	37	—
Amortization/accretion of active hedging relationships	(20)	—	—	(65)	—	—
Other	(4)	—	—	(7)	—	—
Total net interest income effect from fair value hedging relationships	$(101)	$27	$—	$(173)	$38	$—
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Interest Income (Expense)			Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$232	$(129)	$(93)	$651	$(471)	$(304)
Changes in fair value:
Hedged items	$(130)	$(2)	$24	$1,375	$(45)	$(1)
Derivatives	131	(4)	(7)	(1,383)	46	2
Net changes in fair value	1	(6)	17	(8)	1	1
Net interest settlements on derivatives (1) (2)	(99)	12	26	(129)	19	38
Amortization/accretion of active hedging relationships	(13)	(2)	—	(24)	(2)	—
Other	(2)	—	—	—	—	—
Total net interest income effect from fair value hedging relationships	$(113)	$4	$43	$(161)	$18	$39
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

	As of June 30, 2021				As of December 31, 2020
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$22,338	$939	$58	$997	$25,380	$1,529	$55	$1,584
Consolidated obligations:
Bonds	15,786	(15)	—	(15)	1,555	56	—	56
Discount notes	—	—	—	—	1,122	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains (losses) related to derivatives and hedging activities recorded in noninterest income on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$—	$1	$(6)
Net interest settlements	—	(1)	—	(1)
Net (losses) gains on derivatives and hedging activities	$—	$(1)	$1	$(7)

Managing Credit Risk on Derivatives

The Bank is subject to credit risk to its derivative transactions due to the risk of nonperformance by counterparties and manages this risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission (CFTC) regulations, and Finance Agency regulations.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2021 was $7, for which the Bank was not required to post collateral as of June 30, 2021. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $2 of collateral at fair value to its uncleared derivative counterparties as of June 30, 2021.

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

	As of June 30, 2021		As of December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$12	$339	$6	$493
Cleared derivatives	5	25	1	11
Total gross recognized amount	17	364	7	504
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(11)	(328)	(2)	(482)
Cleared derivatives	345	(25)	386	(11)
Total gross amounts of netting adjustments and cash collateral	334	(353)	384	(493)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	1	11	4	11
Cleared derivatives	350	—	387	—
Total net amounts after netting adjustments and cash collateral	351	11	391	11
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	1	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	1	—	1	—
Net unsecured amounts: (1)
Uncleared derivatives	—	11	3	11
Cleared derivatives	350	—	387	—
Total net unsecured amount (1)	$350	$11	$390	$11
____________
(1) The Bank had net credit exposure of $1 and $3 as of June 30, 2021 and December 31, 2020, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2021 and December 31, 2020.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of June 30, 2021. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2020.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of June 30, 2021 and December 31, 2020.

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

	As of June 30, 2021
	Fair Value Measurements Using		Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2		Total
Assets
Available-for-sale securities - U.S. Treasury obligations	$—	$499	$—	$499
Derivative assets - Interest-rate related	—	17	334	351
Grantor trust (included in Other assets)	63	—	—	63
Total assets at fair value	$63	$516	$334	$913
Liabilities
Derivative liabilities - Interest-rate related	$—	$364	$(353)	$11
Total liabilities at fair value	$—	$364	$(353)	$11
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2021 and December 31, 2020. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

appropriately in the fair value hierarchy.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The significant assumptions used in this model are based on management’s best estimate of discount rates, market indices, and market volatility. The inputs for interest-rate related derivatives uses the Secured Overnight Financing Rate (SOFR) swap curve for cleared derivatives and the Overnight Index Swap (OIS) curve for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2021 and December 31, 2020.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2021 and December 31, 2020. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$1,032	$1,032	$1,032	$—	$—
Interest-bearing deposits	690	690	—	690	—
Securities purchased under agreements to resell	4,000	4,000	—	4,000	—
Federal funds sold	7,035	7,035	—	7,035	—
Available-for-sale securities	499	499	—	499	—
Held-to-maturity securities	17,854	17,924	—	17,924	—
Advances	47,075	47,408	—	47,408	—
Mortgage loans held for portfolio, net	178	192	—	192	—
Accrued interest receivable	70	70	—	70	—
Derivative assets	351	351	—	17	334
Grantor trust assets (included in Other assets)	63	63	63	—	—
Liabilities:
Interest-bearing deposits	2,623	2,623	—	2,623	—
Consolidated obligations, net:
Discount notes	22,318	22,317	—	22,317	—
Bonds	49,030	49,302	—	49,302	—
Accrued interest payable	62	62	—	62	—
Derivative liabilities	11	11	—	364	(353)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $595,375 and $662,051 as of June 30, 2021 and December 31, 2020, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2021 and December 31, 2020. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2021 and December 31, 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2021			As of December 31, 2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,933	$3,670	$11,603	$9,287	$6,754	$16,041
Commitments to fund additional advances	96	28	124	10	107	117
Unsettled consolidated obligation bonds, at par (2)	400	—	400	1	—	1
____________
(1)“Expire Within One Year” includes 16 standby letters of credit for a total of $13 and 15 standby letters of credit for a total of $19 as of June 30, 2021 and December 31, 2020, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $16 and $30 as of June 30, 2021 and December 31, 2020, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of June 30, 2021 and December 31, 2020.
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

	As of June 30, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.16	$7,507	16.27	$—	—
TIAA, FSB	285	11.66	7,181	15.56	1	0.04

	As of December 31, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
TIAA, FSB	$337	10.94	$7,571	14.95	$1	0.07
Bank of America, National Association	334	10.85	7,507	14.82	—	0.01

Note 15—Subsequent Events

On July 29, 2021, the Bank's board of directors approved a cash dividend for the second quarter of 2021. The Bank paid the second quarter 2021 dividend on August 3, 2021 in the amount of $23.

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

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital markets and the U.S. economy, which impact is evolving and unknowable at this time; the interest-rate environment; demand for Bank advances and FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends and repurchase excess capital stock; future classification of securities; the impact of changes in product offerings; the impact of housing reform and other legislative or regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2021 and December 31, 2020, and results of operations for the second quarter and first six months of 2021 and 2020. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2020.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The COVID-19 pandemic continued to impact the financial markets throughout the second quarter of 2021. Historically low market interest rates have continued since the FOMC lowered the target range for federal funds in March 2020 in response to market conditions resulting from the COVID-19 pandemic. Additionally, the Federal Reserve continued its emergency actions, initiated in March 2020, to help facilitate liquidity and support stability in the capital markets. In particular, the Federal Reserve has continued to increase its provision of liquidity to the repurchase agreements and U.S. Treasury markets through open market operations. Additional fiscal stimulus through various relief measures has also led to increased liquidity and deposit levels at the Bank’s member institutions. As discussed below, these actions and market conditions reduced demand for the Bank’s advances during the second quarter of 2021.

Operating Status Update

As a financial institution, the Bank is part of the nation’s critical infrastructure, has continually operated its business, and has continued to serve as a reliable source of funding for our members. Beginning July 1, 2021, the Bank began operating in Phase

3 of its return to office plan, which provides that up to 66 percent of the Bank’s employees may work on-site. On September 1, 2021, the Bank anticipates increasing its on-site capacity to 100 percent. To date, the Bank has not experienced significant operational difficulties or disruptions, however the possibility exists, which could impair the Bank’s ability to conduct and manage its business effectively. To date, no member of the Bank’s executive management team has been incapacitated or unable to perform duties. The Bank’s board of directors regularly reviews the Bank’s succession plan in the event of incapacitation of any executive team member.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital as of June 30, 2021 and December 31, 2020 (dollars in millions). These items are discussed in more detail below.

	As of June 30, 2021	As of December 31, 2020	Increase (Decrease)
	Amount	Amount	Amount	Percent
Total assets	$78,904	$92,295	$(13,391)	(14.51)
Total liabilities	74,228	87,035	(12,807)	(14.72)
Total capital	4,676	5,260	(584)	(11.09)

•Total assets decreased primarily due to a $6.3 billion, or 17.3 percent, decrease in total investments, and a $5.1 billion, or 9.76 percent, decrease in advances. Decreased demand for liquidity from the Bank’s members, caused by increased members’ deposits was the primary driver of the decrease in advance balances.

•Total liabilities decreased primarily due to a $13.4 billion, or 15.8 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the period.

•Total capital decreased primarily due to certain changes in member minimum capital stock requirements that the Bank implemented in March 2021, and a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the period.

Results of Operations

The following table presents the Bank’s significant income items for the second quarter and first six months of 2021 and 2020, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net interest income	$94	$90	$4	3.75	$173	$175	$(2)	(1.41)
Noninterest income	4	6	(2)	(42.22)	8	99	(91)	(92.45)
Noninterest expense	35	34	1	1.58	71	92	(21)	(23.57)
Affordable Housing Program assessment	7	6	1	0.98	11	18	(7)	(39.50)
Net income	$56	$56	$—	1.08	$99	$164	$(65)	(39.48)

Below are the primary factors that impacted net interest income and net income for the second quarters of 2021 and 2020:

•Net interest income and net income included $46 million and $16 million of advance prepayment fees for the second quarter of 2021 and 2020, respectively.

•Net interest income and net income were reduced by $12 million and $6 million of derivative and hedging fair value adjustments for the second quarter of 2021 and 2020, respectively.

•The remaining decrease in net interest income and net income was primarily due to reduced advance balances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

Below are the primary factors that impacted net interest income and net income for the first six months of 2021 and 2020:

•Net interest income and net income included $47 million and $16 million of advance prepayment fees for the first six months of 2021 and 2020, respectively.

•Net interest income and net income for the first six months of 2021 benefited from $9 million of derivative and hedging fair value adjustments, while net interest income and net income for the first six months of 2020 were reduced by $37 million of derivative and hedging fair value adjustments.

•The remaining decrease in net interest income was due to reduced advance balances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

•During the first six months of 2020, the Bank recorded an $85 million gain from the sale of its private-label MBS investment portfolio and made an additional voluntary $20 million retirement plan contribution.

The following table presents the Bank’s significant income ratios for the second quarter and first six months of 2021 and 2020, These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)	For the Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Change	2021	2020	Change
Return on average equity (ROE)	4.82%	3.01%	1.81%	4.06%	4.47%	(0.41)%
ROE spread to average daily SOFR	4.80	2.96	1.84	4.03	3.84	0.19
Interest-rate spread	0.45	0.21	0.24	0.39	0.19	0.20

•The increase in ROE during the second quarter of 2021, compared to the same period in 2020, was primarily due to reduced equity balances because of the changes in activity-based capital stock. The decrease in ROE for the first six months of 2021, compared to the same period in 2020, was primarily due to a decrease in net income partially offset by the decrease in equity.

•The ROE spread to average daily SOFR for the second quarter and first six months of 2021 was impacted by the explanations provided above related to the changes in ROE. Additionally, the average daily SOFR for the first six months of 2020 decreased from 63 basis points to three basis points for the first six months of 2021.

•The increase in the Bank’s interest rate spread for the second quarter and first six months of 2021, compared to the same periods in 2020, was primarily due to decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2020 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, and fiscal and monetary policies continue to impact the Bank’s overall business outlook and advance demand. The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. At its July 2021 meeting, the Federal Reserve maintained the Federal Funds target range and indicated that rates will remain low through at least mid-2023. The Bank expects that decreased advance demand resulting from the COVID-19 monetary and fiscal stimulus actions discussed throughout this Report will continue into the foreseeable future, which, combined with the continued low interest rate environment, is expected to reduce the Bank’s net income for 2021. If the Bank experiences these lower levels of net income, the amount that the Bank pays as dividends could be impacted. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets. Given the evolving and unknowable effect of the COVID-19 pandemic on these external factors, the Bank cannot predict the extent to which, and the duration of, the impact to the Bank’s future business performance and profitability due to the COVID-19 pandemic.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Statements of Condition (at period end)
Total assets	$78,904	$86,095	$92,295	$112,165	$126,596
Advances	47,075	49,463	52,168	58,802	67,221
Investments (1)	30,078	32,880	36,380	48,255	54,167
Mortgage loans held for portfolio, net	178	199	218	242	263
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	2,623	2,713	1,998	1,967	2,192
Consolidated obligations, net:
Discount notes (2)	22,318	19,901	25,385	35,519	58,295
Bonds (2)	49,030	58,475	59,379	68,858	59,925
Total consolidated obligations, net (2)	71,348	78,376	84,764	104,377	118,220
Mandatorily redeemable capital stock	—	—	—	1	1
Affordable Housing Program payable	74	79	82	86	92
Capital stock - putable	2,448	2,543	3,078	3,341	3,680
Retained earnings	2,240	2,211	2,198	2,198	2,200
Accumulated other comprehensive loss	(12)	(13)	(16)	(17)	(18)
Total capital	4,676	4,741	5,260	5,522	5,862
Statements of Income (for the period ended)
Net interest income	94	79	69	89	90
Net losses on trading securities	—	(1)	(1)	—	—
Net gains (losses) on derivatives and hedging activities	—	1	—	1	(1)
Standby letters of credit fees	3	4	3	4	5
Other income	1	—	3	4	2
Noninterest expense	35	36	36	35	34
Income before assessment	63	47	38	63	62
Affordable Housing Program assessment	7	4	3	7	6
Net income	56	43	35	56	56
Performance Ratios (%)
Return on equity (3)	4.82	3.35	2.53	3.95	3.01
Return on assets (4)	0.28	0.19	0.14	0.20	0.14
Net interest margin (5)	0.46	0.36	0.28	0.33	0.22
Regulatory capital ratio (at period end) (6)	5.94	5.52	5.72	4.94	4.65
Equity to assets ratio (7)	5.71	5.66	5.43	5.17	4.53
Dividend payout ratio (8)	47.83	70.82	102.39	101.75	125.35

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2021	$595,375
March 31, 2021	617,965
December 31, 2020	662,051
September 30, 2020	715,531
June 30, 2020	797,560

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

	As of June 30, 2021		As of December 31, 2020		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$47,075	59.66	$52,168	56.52	$(5,093)	(9.76)
Investment securities	18,353	23.26	21,966	23.80	(3,613)	(16.45)
Other investments	11,725	14.86	14,414	15.62	(2,689)	(18.66)
Mortgage loans, net	178	0.23	218	0.24	(40)	(18.49)
Other assets	1,573	1.99	3,529	3.82	(1,956)	(55.43)
Total assets	$78,904	100.00	$92,295	100.00	$(13,391)	(14.51)
Consolidated obligations, net:
Discount notes	$22,318	30.07	$25,385	29.17	$(3,067)	(12.08)
Bonds	49,030	66.05	59,379	68.22	(10,349)	(17.43)
Deposits	2,623	3.53	1,998	2.30	625	31.32
Other liabilities	257	0.35	273	0.31	(16)	(6.18)
Total liabilities	$74,228	100.00	$87,035	100.00	$(12,807)	(14.72)
Capital stock	$2,448	52.36	$3,078	58.53	$(630)	(20.46)
Retained earnings	2,240	47.90	2,198	41.79	42	1.91
Accumulated other comprehensive loss	(12)	(0.26)	(16)	(0.32)	4	(26.53)
Total capital	$4,676	100.00	$5,260	100.00	$(584)	(11.09)

Advances

Total advances decreased by 9.76 percent as of June 30, 2021, compared to December 31, 2020. In response to the deteriorating market conditions in early 2020, the Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity from monetary and fiscal stimulus actions resulted in increased deposits at the Bank’s members and lower demand for the Bank’s advances. The Bank expects that advance demand will continue at reduced levels. A significant percentage of advances made during the first six months of 2021 were short-term advances.

As of June 30, 2021, 80.5 percent of the Bank’s advances were fixed-rate, compared to 78.8 percent as of December 31, 2020. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on London Interbank Offered Rate (LIBOR) and SOFR. As of June 30, 2021 and December 31, 2020, 59.5 percent and 63.2 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR, OIS, and SOFR. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2021		As of December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$31,987	69.33	$33,816	66.77
Adjustable or variable-rate indexed	8,950	19.40	10,678	21.09
Convertible	4,542	9.84	5,316	10.50
Principal reducing credit	661	1.43	833	1.64
Total par value	$46,140	100.00	$50,643	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 6—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of June 30, 2021	As of December 31, 2020	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$2,135	$2,307	$(172)	(7.45)
U.S. Treasury obligations	499	1,500	(1,001)	(66.75)
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	263	295	(32)	(10.88)
Government-sponsored enterprises residential	5,944	7,283	(1,339)	(18.39)
Government-sponsored enterprises commercial	9,511	10,580	(1,069)	(10.10)
Total mortgage-backed securities	15,718	18,158	(2,440)	(13.44)
Total investment securities	18,353	21,966	(3,613)	(16.45)
Other investments:
Interest-bearing deposits (1)	690	1,644	(954)	(58.03)
Securities purchased under agreements to resell	4,000	9,500	(5,500)	(57.89)
Federal funds sold (2)	7,035	3,270	3,765	115.14
Total other investments	11,725	14,414	(2,689)	(18.66)
Total investments	$30,078	$36,380	$(6,302)	(17.32)
____________
(1)Interest-bearing deposits includes $431 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2020.
(2) Federal funds sold includes $180 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2020.

The decrease in total investment securities was primarily due to the maturities and prepayments that occurred during the first six months of 2021. The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2021 and December 31, 2020, these investments were 335 percent and 344 percent of the Bank’s regulatory capital, respectively. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances as of June 30, 2021 and December 31, 2020. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2020 to June 30, 2021 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of June 30, 2021 and December 31, 2020. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2021	As of December 31, 2020
	Percent of Total	Percent of Total
Florida	22.87	22.98
South Carolina	22.73	21.74
Georgia	11.07	10.33
Virginia	10.42	10.68
North Carolina	8.49	8.33
All other	24.42	25.94
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2020 to June 30, 2021 was primarily a result of a decrease in advances outstanding and reduced liquidity needs during the period. Consolidated obligation issuances financed 90.4 percent of the $78.9 billion in total assets as of June 30, 2021, remaining relatively stable compared to the financing ratio of 91.8 percent as of December 31, 2020.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of June 30, 2021 and December 31, 2020, 76.6 percent and 23.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. This increase was primarily the result of increased issuance of callable fixed-rate bonds that were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of June 30, 2021 and December 31, 2020. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of June 30, 2021 and 4.42 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2020. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based consolidated obligation bonds and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 23, 2021 the Bank received notification from the Director that, based on March 31, 2021 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of June 30, 2021, the Bank was in compliance with this ratio.

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the second quarter and first six months of 2021 and 2020.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2021 and 2020 (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net interest income	$94	$90	$4	3.75	$173	$175	$(2)	(1.41)
Noninterest income	4	6	(2)	(42.22)	8	99	(91)	(92.45)
Noninterest expense	35	34	1	1.58	71	92	(21)	(23.57)
Affordable Housing Program assessment	7	6	1	0.98	11	18	(7)	(39.50)
Net income	$56	$56	$—	1.08	$99	$164	$(65)	(39.48)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $74 million and $66 million for the second quarter of 2021 and 2020, and decrease of $135 million and $104 million for the first six months of June 30, 2021 and 2020, respectively.

Below are the primary factors that impacted net interest income for the second quarters of 2021 and 2020:

•Net interest income included $46 million and $16 million of advance prepayment fees for the second quarter of 2021 and 2020, respectively.

•Net interest income was reduced by $12 million and $6 million of derivative and hedging fair value adjustments for the second quarter of 2021 and 2020, respectively.

•The remaining decrease in net interest income was primarily due to reduced advance balances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

Below are the primary factors that impacted net interest income for the first six months of 2021 and 2020:

•Net interest income included $47 million and $16 million of advance prepayment fees for the first six months of 2021 and 2020, respectively.

•Net interest income for the first six months of 2021 benefited from $9 million of derivative and hedging fair value adjustments, while net interest income and net income for the first six months of 2020 were reduced by $37 million of derivative and hedging fair value adjustments.

•The remaining decrease in net interest income was due to reduced advance balances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2021 and 2020 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net gains (losses) on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 45 basis points and 39 basis points for the second quarter and first six months of 2021, compared to 21 basis points and 19 basis points for the same periods in 2020. The increase in the Bank’s interest rate spread for the second quarter and first six months of 2021, compared to the same periods in 2021, was primarily due to decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,380	$—	0.11	$3,532	$1	0.07
Securities purchased under agreements to resell	3,198	1	0.06	8,066	1	0.05
Federal funds sold	9,528	1	0.07	20,048	4	0.09
Investment securities (2)	18,369	31	0.67	24,712	71	1.15
Advances	48,765	96	0.78	105,419	232	0.89
Mortgage loans (3)	187	2	5.43	272	3	4.97
Loans to other FHLBanks	9	—	0.07	—	—	—
Total interest-earning assets	81,436	131	0.64	162,049	312	0.78
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,011			2,955
Total assets	$82,446			$165,003
Liabilities and Capital
Interest-bearing deposits (4)	$2,620	—	0.01	$1,981	—	0.01
Consolidated obligations, net:
Discount notes	23,760	2	0.02	84,610	93	0.44
Bonds	50,770	35	0.28	69,804	129	0.75
Other borrowings	1	—	1.75	5	—	5.41
Total interest-bearing liabilities	77,151	37	0.19	156,400	222	0.57
Other liabilities	585			1,130
Total capital	4,710			7,473
Total liabilities and capital	$82,446			$165,003
Net interest income and net yield on interest-earning assets		$94	0.46		$90	0.22
Interest-rate spread			0.45			0.21
Average interest-earning assets to interest-bearing liabilities			105.55			103.61
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Nonperforming mortgage loans are included in average balances used to determine average rate.
(4)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,664	$1	0.12	$3,971	$16	0.80
Securities purchased under agreements to resell	5,488	2	0.06	7,601	28	0.75
Federal funds sold	9,096	3	0.07	16,544	44	0.54
Investment securities (2)	19,321	66	0.69	25,474	209	1.65
Advances	49,896	183	0.74	102,896	651	1.27
Mortgage loans (3)	197	5	5.38	280	7	5.02
Loans to other FHLBanks	4	—	0.07	—	—	—
Total interest-earning assets	85,666	260	0.61	156,766	955	1.23
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,133			2,158
Total assets	$86,798			$158,923
Liabilities and Capital
Interest-bearing deposits (4)	$2,465	—	—	$1,836	5	0.50
Consolidated obligations, net:
Discount notes	22,809	7	0.06	71,016	304	0.86
Bonds	55,910	80	0.29	77,665	471	1.22
Other borrowings	—	—	1.87	3	—	5.45
Total interest-bearing liabilities	81,184	87	0.22	150,520	780	1.04
Other liabilities	680			1,027
Total capital	4,934			7,376
Total liabilities and capital	$86,798			$158,923
Net interest income and net yield on interest-earning assets		$173	0.41		$175	0.23
Interest-rate spread			0.39			0.19
Average interest-earning assets to interest-bearing liabilities			105.52			104.15
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

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the second quarter and first six months of 2021, compared to the same periods in 2020, were due to changes in both average balances and interest rates.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$—	$(1)	$(6)	$(9)	$(15)
Securities purchased under agreements to resell	—	—	—	(6)	(20)	(26)
Federal funds sold	(2)	(1)	(3)	(14)	(27)	(41)
Investment securities	(15)	(25)	(40)	(42)	(101)	(143)
Advances	(113)	(23)	(136)	(258)	(210)	(468)
Mortgage loans	(1)	—	(1)	(2)	—	(2)
Total	(132)	(49)	(181)	(328)	(367)	(695)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	1	(6)	(5)
Consolidated obligations, net:
Discount notes	(39)	(52)	(91)	(125)	(172)	(297)
Bonds	(29)	(65)	(94)	(105)	(286)	(391)
Total	(68)	(117)	(185)	(229)	(464)	(693)
(Decrease) increase in net interest income	$(64)	$68	$4	$(99)	$97	$(2)
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2021
	Advances	Consolidated Obligation Bonds	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(20)	$—	$(20)
Net changes in fair value hedges	11	—	11
Net interest settlements on derivatives (1)	(88)	27	(61)
Other (2)	(4)	—	(4)
Total effect on net interest income	$(101)	$27	$(74)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Three Months Ended June 30, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(13)	$—	$(2)	$—	$(15)
Net changes in fair value hedges	1	—	(6)	17	12
Net interest settlements on derivatives (1)	(99)	—	12	26	(61)
Other (2)	(2)	—	—	—	(2)
Total effect on net interest income	$(113)	$—	$4	$43	$(66)
Net losses on derivatives:
Effect on noninterest income:
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

	For the Six Months Ended June 30, 2021
	Advances	Investments	Consolidated Obligation Bonds	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(65)	$—	$—	$(65)
Net changes in fair value hedges	81	—	1	82
Net interest settlements on derivatives (1)	(182)	—	37	(145)
Other (2)	(7)	—	—	(7)
Total effect on net interest income	$(173)	$—	$38	$(135)
Net losses on derivatives:
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$1	$—	$2
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$1	$—	$—	$1
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
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(24)	$—	$(2)	$—	$(26)
Net changes in fair value hedges	(8)	—	1	1	(6)
Net interest settlements on derivatives (1)	(129)	—	19	38	(72)
Other (2)	—	—	—	—	—
Total effect on net interest income	$(161)	$—	$18	$39	$(104)
Net losses on derivatives:
Effect on noninterest income:
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent	2021	2020	Amount	Percent
Net (losses) gains on trading securities	$—	$—	$—	*	$(1)	$5	$(6)	(115.52)
Net realized gains from sale of investment securities	—	—	—	*	—	85	(85)	(100.00)
Net (losses) gains on derivatives and hedging activities	—	(1)	1	71.79	1	(7)	8	116.73
Standby letters of credit fees	3	5	(2)	(38.30)	7	12	(5)	(45.37)
Other	1	2	(1)	(35.05)	1	4	(3)	(84.85)
Total noninterest income	$4	$6	$(2)	(42.22)	$8	$99	$(91)	(92.45)
____________
* Not Meaningful

During the first quarter of 2020, the Bank sold its entire private-label MBS portfolio. Proceeds from the sale totaled $921 million and resulted in a realized gain of $85 million.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The decrease in total noninterest expense for the first six months of 2021, compared to the same period in 2020, was primarily due to the Bank making an additional $20 million retirement plan contribution during January of 2020, which was recorded in compensation and benefits expense.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first six months of June 30, 2021.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first six months of June 30, 2021.
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

The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first six months of 2021.
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
As discussed elsewhere in this Report, the COVID-19 pandemic continued to impact the financial markets during the second quarter of 2021. The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the second quarter of 2021. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2021 and December 31, 2020, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the FHLBanks had $666.7 billion in aggregate par value of consolidated obligations issued and outstanding, $71.4 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2021.
Refer to Note 13—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

LIBOR Transition

2021 ISDA Interest Rate Derivatives Definitions. On June 11, 2021, ISDA published the 2021 ISDA Interest Rate Derivatives Definitions (2021 ISDA Definitions), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions, as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including U.S. Dollar LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to take place for clearing houses, trading venues and other market infrastructures between October 1-4, 2021. While the FHLBanks may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions.

The Bank does not expect the implementation of the 2021 ISDA Definitions to have a material effect on its financial condition or results of operations.

COVID-19 Developments

Federal Reserve Board (FRB) Extends Paycheck Protection Program Liquidity Facility. On June 25, 2021, the FRB announced a final extension of its Paycheck Protection Program Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized Paycheck Protection Program (PPP) loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension would allow additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the SBA through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Moreover, additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by the Congress. The Bank continues to evaluate the potential impact of such legislation on its business, including its continued impact to the U.S. economy; and impacts to mortgages held or serviced by our members and that the Bank accepts as collateral.

Other Legislative Matters

Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

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

Certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank, are indexed to LIBOR, with exposure extending past December 31, 2021 and June 30, 2023. The Bank is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the probability of SOFR as the dominant replacement in the capital markets. On July 1, 2021, the Finance Agency issued a Supervisory Letter to the FHLBanks regarding its expectations regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations, such as volume of underlying transactions, credit sensitivity, modeling risk and others, that an FHLBank should take into account prior to employing an alternative reference rate.

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

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of June 30, 2021 and December 31, 2020, respectively, is set forth below (in millions).

	As of June 30, 2021
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$4,202	$907	$5	$830	$5,944
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	50	435	—	465	950
Mortgage-backed securities	19	10	399	13,127	13,555
Total investment securities	69	445	399	13,592	14,505
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	672	1,270	508	4,631	7,081
Uncleared	60	118	28	2,827	3,033
Total interest-rate swaps	732	1,388	536	7,458	10,114
Total principal/notional amount	$5,003	$2,740	$940	$21,880	$30,563

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$150	$—	$—	$—	$150
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	369	142	71	50	632
Uncleared	108	28	—	—	136
Total interest-rate swaps	477	170	71	50	768
Total principal/notional amount	$627	$170	$71	$50	$918
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2020
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$5,349	$907	$5	$830	$7,091
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	160	435	—	465	1,060
Mortgage-backed securities	19	15	448	15,148	15,630
Total investment securities	179	450	448	15,613	16,690
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	1,647	2,110	945	5,198	9,900
Uncleared	99	135	28	3,767	4,029
Total interest-rate swaps	1,746	2,245	973	8,965	13,929
Total principal/notional amount	$7,274	$3,602	$1,426	$25,408	$37,710

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$10,575	$—	$—	$—	$10,575
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	520	142	71	50	783
Uncleared	173	28	25	60	286
Total interest-rate swaps	693	170	96	110	1,069
Total principal/notional amount	$11,268	$170	$96	$110	$11,644
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of June 30, 2021 and December 31, 2020. The following table presents the notional amount of caps and floors with LIBOR exposure as of June 30, 2021 and December 31, 2020 (in millions).

	As of June 30, 2021	As of December 31, 2020
Terminates in 2021	$1,500	$3,000
Terminates after June 30, 2023	4,000	4,000
Total (1)	$5,500	$7,000

____________
(1) The estimated net fair value of these interest-rate caps and floors was less than $1 million as of June 30, 2021 and December 31, 2020.

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

The Bank monitors risks related to LIBOR-linked collateral, including any shareholders with concentrations in LIBOR-linked pledged collateral.

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

	As of June 30, 2021		As of December 31, 2020
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	275	$43,348	298	$37,713
102	19	2,535	32	12,849
103	1	10	3	35
104	3	247	3	46
Total	298	$46,140	336	$50,643

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of June 30, 2021, and their total outstanding advance and standby letters of credit balance was $16.9 billion and $178 million, respectively, as of June 30, 2021.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of June 30, 2021 and December 31, 2020. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2021	$46,140	$311,526	62.92	11.04	26.04
As of December 31, 2020	50,643	326,602	62.96	11.01	26.03
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
Consistent with the provisions of the CARES Act, the Bank continued to accept loan collateral under forbearance agreements through July 31, 2021. Loans that entered into forbearance agreements from March 1, 2020 until July 31, 2021, and continue to meet all eligibility and collateral relief program requirements, are expected to continue to be eligible collateral for the duration of the forbearance period of each loan. The Bank monitors risks related to collateral under forbearance agreements, including any shareholders with forbearance concentrations.
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2021 and December 31, 2020.

Investments

The Bank is subject to credit risk on investments consisting of investment securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. These investments are generally transacted with government agencies and large financial institutions that are considered to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backing, so that full and timely payment of principal and interest on such security is expected, and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.
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

	As of June 30, 2021
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$845	$—	$845
Canada	1,840	—	1,840
Finland	250	—	250
France	200	—	200
Germany	970	—	970
Netherlands	850	—	850
Norway	1,240	—	1,240
Sweden	840	—	840
United States of America	—	690	690
Total	$7,035	$690	$7,725

	As of December 31, 2020
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Total
Australia	$970	$—	$970
Canada	400	—	400
Finland	250	—	250
France	200	—	200
Germany	970	—	970
Sweden	300	—	300
United States of America	180	1,644	1,824
Total	$3,270	$1,644	$4,914

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $7.7 billion as of June 30, 2021 from $4.9 billion as of December 31, 2020. The following seven counterparties each represented greater than 10 percent and collectively represented 83.6 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Australia & New Zealand Banking Group, Bank of Nova Scotia, Cooperatieve Rabobank UA, DnB Bank ASA, Landesbank Baden-Wuerttemberg, Royal Bank of Canada, and Skandinaviska Enskilda Banken. As of June 30, 2021, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of June 30, 2021 and December 31, 2020 (in millions), based on their credit ratings as of June 30, 2021 and December 31, 2020, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of June 30, 2021
	Carrying Value
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$2,135	$—	$—	$2,135
U.S. Treasury obligations	—	499	—	—	499
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	263	—	—	263
Government-sponsored enterprises residential	549	5,944	—	—	6,493
Government-sponsored enterprises commercial	—	8,962	—	—	8,962
Total mortgage-backed securities	549	15,169	—	—	15,718
Total investment securities	549	17,804	—	—	18,353
Other investments:
Interest-bearing deposits	—	5	637	48	690
Securities purchased under agreements to resell	—	2,000	2,000	—	4,000
Federal funds sold	—	2,485	4,550	—	7,035
Total other investments	—	4,490	7,187	48	11,725
Total investments	$549	$22,294	$7,187	$48	$30,078
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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. For securities that carry an implicit or explicit government guarantee, the Bank considers the risk of nonpayment to be zero. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of June 30, 2021.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $2 million of collateral at fair value to its uncleared derivative counterparties as of June 30, 2021.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2021.

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

	As of June 30, 2021
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$510	$—	$—	$—	$—
Liability positions with credit exposure:
Single-A	3,260	(7)	8	—	1
Cleared derivatives	17,738	(21)	371	—	350
Total derivative positions with non-member counterparties to which the Bank had credit exposure	21,508	(28)	379	—	351
Member institutions (1)	12	1	—	(1)	—
Total	$21,520	$(27)	$379	$(1)	$351
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
The allowance for credit losses on MPF loans was $1 million as of June 30, 2021 and December 31, 2020.

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

			As of June 30, 2021	As of December 31, 2020
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,219	$2,306
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	19,687	22,501
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	483	558
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	41	41
		Total	22,430	25,406
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	—	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,380	1,395
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	14,731	85
		Total	16,111	1,480
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	—	1,115
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	—	20
Pay variable, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	—	20
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	5,500	7,000
		Total	5,540	7,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	24	25
Total notional amount			$44,105	$35,122

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2021			As of December 31, 2020
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.66	0.50	0.49	0.67	0.52	0.48
Liabilities	0.37	0.41	0.29	0.34	0.30	0.27
Equity	4.69	1.84	3.60	5.32	4.10	3.99
Effective duration gap	0.29	0.09	0.20	0.33	0.22	0.21
___________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists. The “constrained shock” scenario may not represent current expectations.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a pricing approach that is more fully described in Note 12—Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest-rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2021			As of December 31, 2020
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$78,753	$78,021	$77,298	$91,612	$90,868	$90,046
Liabilities	73,417	73,208	72,728	85,617	85,482	84,996
Equity	5,336	4,813	4,570	5,995	5,386	5,050
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

As of June 30, 2021, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	August 6, 2021	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	August 6, 2021	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Senior Vice President and Chief Financial Officer