Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Atlanta
filed 2021-11-05
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2021 was 23,667,183.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2021	As of December 31, 2020
Assets
Cash and due from banks	$2,079	$2,905
Interest-bearing deposits (including deposits with other FHLBanks of $3 and $5 as of September 30, 2021 and December 31, 2020, respectively)	689	1,644
Securities purchased under agreements to resell	3,500	9,500
Federal funds sold	9,609	3,270
Investment securities:
Trading securities	—	1,562
Available-for-sale securities (amortized cost of $1,597 and $0 as of September 30, 2021 and December 31, 2020, respectively)	1,597	—
Held-to-maturity securities (fair value of $15,635 and $20,489 as of September 30, 2021 and December 31, 2020, respectively)	15,584	20,404
Total investment securities	17,181	21,966
Advances	43,779	52,168
Mortgage loans held for portfolio, net	162	218
Accrued interest receivable	65	88
Derivative assets	344	391
Other assets, net	100	145
Total assets	$77,508	$92,295
Liabilities
Interest-bearing deposits	$2,308	$1,998
Consolidated obligations, net:
Discount notes	22,796	25,385
Bonds	47,609	59,379
Total consolidated obligations, net	70,405	84,764
Accrued interest payable	59	45
Affordable Housing Program payable	68	82
Derivative liabilities	8	11
Other liabilities	90	135
Total liabilities	72,938	87,035
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of September 30, 2021 and December 31, 2020, respectively	734	943
Subclass B2 issued and outstanding shares: 16 and 21 as of September 30, 2021 and December 31, 2020, respectively	1,598	2,135
Total capital stock Class B putable	2,332	3,078
Retained earnings:
Restricted	613	588
Unrestricted	1,631	1,610
Total retained earnings	2,244	2,198
Accumulated other comprehensive loss	(6)	(16)
Total capital	4,570	5,260
Total liabilities and capital	$77,508	$92,295

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Advances	$73	$135	$256	$786
Interest-bearing deposits	—	1	1	17
Securities purchased under agreements to resell	—	2	2	30
Federal funds sold	2	2	5	46
Trading securities	—	1	1	8
Available-for-sale securities	1	—	1	3
Held-to-maturity securities	28	44	93	243
Mortgage loans	3	3	8	10
Total interest income	107	188	367	1,143
Interest expense
Consolidated obligations:
Discount notes	2	40	9	344
Bonds	41	59	121	530
Interest-bearing deposits	—	—	—	5
Total interest expense	43	99	130	879
Net interest income	64	89	237	264
Noninterest income (loss)
Net (losses) gains on trading securities	—	—	(1)	5
Net realized gains from sale of available-for-sale securities	—	—	—	82
Net realized gains from sale of held-to-maturity securities	—	—	—	3
Net gains (losses) on derivatives	—	1	1	(6)
Standby letters of credit fees	2	4	9	16
Other	2	4	3	8
Total noninterest income	4	9	12	108
Noninterest expense
Compensation and benefits	19	21	58	81
Other operating expenses	10	8	27	26
Federal Housing Finance Agency	3	3	8	8
Office of Finance	1	1	5	5
Other	5	2	11	7
Total noninterest expense	38	35	109	127
Income before assessment	30	63	140	245
Affordable Housing Program assessment	3	7	14	25
Net income	$27	$56	$126	$220

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$27	$56	$126	$220
Other comprehensive income (loss):
Reclassification of unrealized gains related to the sale of available-for-sale securities	—	—	—	(41)
Pension and postretirement benefits	6	1	10	2
Total other comprehensive income (loss)	6	1	10	(39)
Total comprehensive income	$33	$57	$136	$181

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2020	37	$3,680	$570	$1,630	$2,200	$(18)	$5,862
Issuance of capital stock	3	308	—	—	—	—	308
Repurchase/redemption of capital stock	(7)	(647)	—	—	—	—	(647)
Comprehensive income	—	—	11	45	56	1	57
Cash dividends on capital stock	—	—	—	(58)	(58)	—	(58)
Balance, September 30, 2020	33	$3,341	$581	$1,617	$2,198	$(17)	$5,522

Balance, June 30, 2021	24	$2,448	$608	$1,632	$2,240	$(12)	$4,676
Issuance of capital stock	2	239	—	—	—	—	239
Repurchase/redemption of capital stock	(3)	(355)	—	—	—	—	(355)
Comprehensive income	—	—	5	22	27	6	33
Cash dividends on capital stock	—	—	—	(23)	(23)	—	(23)
Balance, September 30, 2021	23	$2,332	$613	$1,631	$2,244	$(6)	$4,570

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163
Issuance of capital stock	48	4,868	—	—	—	—	4,868
Repurchase/redemption of capital stock	(65)	(6,493)	—	—	—	—	(6,493)
Net shares reclassified to mandatorily redeemable capital stock	—	(22)	—	—	—	—	(22)
Comprehensive income (loss)	—	—	44	176	220	(39)	181
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(204)	(204)	—	(204)
Balance, September 30, 2020	33	$3,341	$581	$1,617	$2,198	$(17)	$5,522

Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	8	887	—	—	—	—	887
Repurchase/redemption of capital stock	(16)	(1,632)	—	—	—	—	(1,632)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	25	101	126	10	136
Cash dividends on capital stock	—	—	—	(80)	(80)	—	(80)
Balance, September 30, 2021	23	$2,332	$613	$1,631	$2,244	$(6)	$4,570

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$126	$220
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization (accretion)	5	(98)
Net change in derivative and hedging activities	495	(689)
Net change in fair value adjustment on trading securities	1	(5)
Net realized gains from sale of available-for-sale securities	—	(82)
Net realized gains from sale of held-to-maturity securities	—	(3)
Net change in:
Accrued interest receivable	23	162
Other assets	43	84
Affordable Housing Program payable	(15)	(4)
Accrued interest payable	14	(151)
Other liabilities	(45)	(77)
Total adjustments	521	(863)
Net cash provided by (used in) operating activities	647	(643)
Investing activities
Net change in:
Interest-bearing deposits	1,185	1,971
Securities purchased under agreements to resell	6,000	(4,200)
Federal funds sold	(6,339)	1,261
Trading securities:
Proceeds from sales	61	—
Proceeds from principal collected	1,500	—
Available-for-sale securities:
Proceeds from sales	—	726
Purchases of long-term	(1,597)	—
Held-to-maturity securities:
Proceeds from sales	—	195
Proceeds from principal collected	4,812	7,710
Purchases of long-term	—	(5,730)
Advances:
Proceeds from principal collected	65,420	215,848
Made	(57,794)	(176,347)
Mortgage loans:
Proceeds from principal collected	57	53
Proceeds from sale of foreclosed assets	—	1
Purchases of premises, equipment, and software	(3)	(5)
Net cash provided by investing activities	13,302	41,483

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2021	2020
Financing activities
Net change in interest-bearing deposits	312	450
Net payments on derivatives containing a financing element	(4)	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	427,310	270,257
Bonds	34,315	59,849
Payments for debt issuance costs	(2)	(7)
Payments for maturing and retiring consolidated obligations:
Discount notes	(429,891)	(286,765)
Bonds	(45,989)	(79,524)
Proceeds from issuance of capital stock	887	4,868
Payments for repurchase/redemption of capital stock	(1,632)	(6,493)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1)	(22)
Partial recovery of prior capital distribution to Financing Corporation	—	29
Cash dividends paid	(80)	(204)
Net cash used in financing activities	(14,775)	(37,565)
Net (decrease) increase in cash and due from banks	(826)	3,275
Cash and due from banks at beginning of the period	2,905	911
Cash and due from banks at end of the period	$2,079	$4,186
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$122	$1,129
Affordable Housing Program assessment, net	$28	$28
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$1	$22

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of September 30, 2021 and December 31, 2020. No allowance for credit losses was recorded for these assets as of September 30, 2021 and December 31, 2020. The carrying values of these assets excludes accrued interest receivable that was not material as of September 30, 2021 and December 31, 2020.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of September 30, 2021 and December 31, 2020.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2020 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of September 30, 2021.

Note 2—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of September 30, 2021	As of December 31, 2020
U.S. Treasury obligations	$—	$1,500
Government-sponsored enterprises debt obligations	—	62
Total	$—	$1,562

The following table presents net (losses) gains on trading securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020 (1)	2021	2020
Net gains on trading securities held at period end	$—	$—	$—	$5
Net losses on trading securities that were sold or matured during the period	—	—	(1)	—
Net (losses) gains on trading securities	$—	$—	$(1)	$5
____________________
(1) Amounts are not material.
Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on U.S. Treasury obligations that are classified as available-for-sale. The Bank did not have any securities classified as available-for-sale as of December 31, 2020.

	Amortized Cost (1)	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Estimated Fair Value
As of September 30, 2021	$1,597	$—	$—	$1,597
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of September 30, 2021.
(2) Amounts are not material.

The following table presents U.S. Treasury obligations that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses (1)
As of September 30, 2021	$1,098	$—
____________________
(1) Amounts are not material.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of September 30, 2021
	Amortized Cost (1)	Estimated Fair Value
Due after one year through five years	$1,597	$1,597
 ____________
(1)Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of as of September 30, 2021.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of September 30, 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2021				As of December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,585	6	(1)	1,590	2,245	6	—	2,251
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	246	1	(2)	245	295	2	—	297
Government-sponsored enterprises residential	5,390	50	(6)	5,434	7,283	62	(6)	7,339
Government-sponsored enterprises commercial	8,362	23	(20)	8,365	10,580	31	(10)	10,601
Total	$15,584	$80	$(29)	$15,635	$20,404	$101	$(16)	$20,489
 ____________
(1) Excludes accrued interest receivable of $7 and $9 as of September 30, 2021 and December 31, 2020, respectively.

Redemption Terms. The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. Mortgage-backed securities (MBS) are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2021		As of December 31, 2020
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$520	$520	$245	$245
Due after one year through five years	806	806	1,740	1,742
Due after five years through 10 years	200	203	201	204
Due after 10 years	60	62	60	61
Total non-mortgage-backed securities	1,586	1,591	2,246	2,252
Mortgage-backed securities	13,998	14,044	18,158	18,237
Total	$15,584	$15,635	$20,404	$20,489
 ____________
(1) Excludes accrued interest receivable of $7 and $9 as of September 30, 2021 and December 31, 2020, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2021 and December 31, 2020 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 6—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2021	As of December 31, 2020
Due in one year or less	$20,034	$23,326
Due after one year through two years	3,319	3,803
Due after two years through three years	2,131	3,347
Due after three years through four years	3,460	2,643
Due after four years through five years	3,314	3,657
Due after five years	10,790	13,867
Total par value	43,048	50,643
Deferred prepayment fees	(77)	(55)
Discount on AHP (1) advances	(2)	(3)
Discount on EDGE (2) advances	(1)	(1)
Hedging adjustments	811	1,584
Total (3)	$43,779	$52,168
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $57 and $77 as of September 30, 2021 and December 31, 2020, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of September 30, 2021	As of December 31, 2020
Due or convertible in one year or less	$24,379	$28,258
Due or convertible after one year through two years	3,338	4,142
Due or convertible after two years through three years	2,110	3,321
Due or convertible after three years through four years	3,433	2,612
Due or convertible after four years through five years	3,259	3,620
Due or convertible after five years	6,529	8,690
Total par value	$43,048	$50,643

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2021	As of December 31, 2020
Fixed-rate:
Due in one year or less	$14,560	$15,304
Due after one year	20,334	24,620
Total fixed-rate	34,894	39,924
Variable-rate:
Due in one year or less	5,474	8,022
Due after one year	2,680	2,697
Total variable-rate	8,154	10,719
Total par value	$43,048	$50,643

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Advances concentrations. The Bank’s advances are concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $30,688 and $36,259 as of September 30, 2021 and December 31, 2020, respectively. This concentration represented 71.3 percent and 71.6 percent of total advances outstanding as of September 30, 2021 and December 31, 2020, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2021 and December 31, 2020. No advance was past due, on nonaccrual status, or considered impaired as of September 30, 2021 and December 31, 2020. In addition, there were no troubled debt restructurings (TDRs) related to advances as of September 30, 2021 and December 31, 2020.

Note 7—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2021	As of December 31, 2020
Medium-term (15 years or less)	$2	$3
Long-term (greater than 15 years)	160	216
Total unpaid principal balance	162	219
Premiums	1	1
Discounts	—	(1)
Total mortgage loans held for portfolio (1)	163	219
Allowance for credit losses on mortgage loans	(1)	(1)
Mortgage loans held for portfolio, net	$162	$218
____________
(1) Exclude accrued interest receivable of $1 as of September 30, 2021 and December 31, 2020.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2021	As of December 31, 2020
Conventional mortgage loans	$148	$203
Government-guaranteed or insured mortgage loans	14	16
Total unpaid principal balance	$162	$219

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$1	$1	$1	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$1	$1	$1

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of September 30, 2021
	Origination Year
	2017(2)	Prior to 2017	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$2	$2
Past due 60-89 days	—	1	1
Past due 90 days or more	—	8	8
Total past due mortgage loans	—	11	11
Current mortgage loans	—	137	137
Total conventional mortgage loans	$—	$148	$148
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of September 30, 2021.
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
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2020.

The following tables present the other delinquency statistics for all mortgage loans.

	As of September 30, 2021
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	5.23%	5.11%	5.22%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$8	$—	$8
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of September 30, 2021, none of these conventional mortgage loans on non-accrual status had an associated allowance for credit losses.

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

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to Coronavirus Disease 2019 (COVID-19). Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act, such modifications were not material as of September 30, 2021.

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

The following table presents payment status for conventional residential mortgage loans in a forbearance plan as a result of COVID-19.

	As of September 30, 2021	As of December 31, 2020
Past due 30-59 days	$—	$1
Past due 60-89 days	—	1
Past due 90 days or more(1)	3	9
Total past due mortgage loans	3	11
Current mortgage loans	—	6
Total unpaid principal balance(2)	$3	$17
____________
(1) Represents mortgage loans on nonaccrual payment status.
(2) Represents 1.60 percent and 7.60 percent of the Bank’s mortgage loans held for portfolio as of September 30, 2021 and December 31, 2020, respectively.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2021	As of December 31, 2020
Simple variable-rate	$23,188	$52,935
Fixed-rate	22,866	6,322
Step up/down	1,602	75
Total par value	$47,656	$59,332

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2021		As of December 31, 2020
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$20,082	0.21	$43,788	0.24
Due after one year through two years	5,421	0.24	11,205	0.25
Due after two years through three years	6,183	0.88	340	2.05
Due after three years through four years	5,557	0.66	1,719	2.33
Due after four years through five years	6,029	0.86	1,090	0.50
Due after five years	4,384	1.76	1,190	3.76
Total par value	47,656	0.58	59,332	0.40
Premiums	10		11
Discounts	(17)		(20)
Hedging adjustments	(40)		56
Total	$47,609		$59,379

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2021	As of December 31, 2020
Noncallable	$29,495	$59,247
Callable	18,161	85
Total par value	$47,656	$59,332

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2021	As of December 31, 2020
Due or callable in one year or less	$38,098	$43,873
Due or callable after one year through two years	5,541	11,205
Due or callable after two years through three years	1,493	315
Due or callable after three years through four years	1,332	1,659
Due or callable after four years through five years	3	1,090
Due or callable after five years	1,189	1,190
Total par value	$47,656	$59,332

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2021	$22,796	$22,797	0.04
As of December 31, 2020	$25,385	$25,389	0.11

Note 9—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2021		As of December 31, 2020
	Required	Actual	Required	Actual
Risk-based capital	$701	$4,576	$1,496	$5,276
Total regulatory capital ratio	4.00%	5.90%	4.00%	5.72%
Total regulatory capital (1)	$3,100	$4,576	$3,692	$5,276
Leverage capital ratio	5.00%	8.86%	5.00%	8.58%
Leverage capital	$3,875	$6,864	$4,615	$7,914
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2021 and 2020.

	2021		2020
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$30	3.72	$76	5.93
Second quarter	27	3.69	70	5.53
Third quarter	23	3.67	58	4.35
Total	$80	3.70	$204	5.26

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2020	$—	$(18)	$(18)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive income	—	1	1
Balance, September 30, 2020	$—	$(17)	$(17)

Balance, June 30, 2021	$—	$(12)	$(12)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	6	6
Net current period other comprehensive income	—	6	6
Balance, September 30, 2021	$—	$(6)	$(6)

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Noncredit Portion of Other-than-temporary Impairment Losses on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$—	$41	$(19)	$22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Reclassification from accumulated other comprehensive income to net income:				—
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Amortization of pension and postretirement (1)	—	—	2	2
Net current period other comprehensive (loss) income	—	(41)	2	(39)
Balance, September 30, 2020	$—	$—	$(17)	$(17)

Balance, December 31, 2020	$—	$—	$(16)	$(16)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	—	10	10
Net current period other comprehensive income	—	—	10	10
Balance, September 30, 2021	$—	$—	$(6)	$(6)
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

	As of September 30, 2021			As of December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$41,756	$10	$322	$28,001	$5	$502
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	69	1	1	121	1	1
Interest-rate caps or floors	4,000	—	—	7,000	1	1
Total derivatives not designated as hedging instruments	4,069	1	1	7,121	2	2
Total derivatives before netting and collateral adjustments	$45,825	11	323	$35,122	7	504
Netting adjustments and cash collateral (2)		333	(315)		384	(493)
Derivative assets and derivative liabilities		$344	$8		$391	$11
___________
(1) Includes variation margin for daily settled contracts of $492 and $1,065 as of September 30, 2021 and December 31, 2020, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest was $648 and $878 as of September 30, 2021 and December 31, 2020, respectively. Cash collateral received, including accrued interest, was $1 and $0 as of September 30, 2021 and December 31, 2020, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Interest Income (Expense)		Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$73	$(41)	$256	$(121)
Changes in fair value:
Hedged items	$(164)	$25	$(679)	$96
Derivatives	191	(30)	787	(100)
Net changes in fair value	27	(5)	108	(4)
Net interest settlements on derivatives (1) (2)	(81)	34	(263)	71
Amortization/accretion of active hedging relationships	(18)	—	(83)	—
Other	(4)	—	(11)	—
Total net interest income effect from fair value hedging relationships	$(76)	$29	$(249)	$67
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Interest Income (Expense)			Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$135	$(59)	$(40)	$786	$(530)	$(344)
Changes in fair value:
Hedged items	$(202)	$17	$1	$1,173	$(28)	$—
Derivatives	219	(16)	(2)	(1,164)	30	—
Net changes in fair value	17	1	(1)	9	2	—
Net interest settlements on derivatives (1) (2)	(109)	15	—	(238)	34	38
Amortization/accretion of active hedging relationships	(15)	—	—	(39)	(2)	—
Other	(1)	—	—	(1)	—	—
Total net interest income effect from fair value hedging relationships	$(108)	$16	$(1)	$(269)	$34	$38
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

	As of September 30, 2021				As of December 31, 2020
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$21,189	$736	$75	$811	$25,380	$1,529	$55	$1,584
Consolidated obligations:
Bonds	19,382	(40)	—	(40)	1,555	56	—	56
Discount notes	—	—	—	—	1,122	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains (losses) on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$1	$1	$(5)
Net interest settlements	—	—	—	(1)
Net gains (losses) on derivatives	$—	$1	$1	$(6)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2021 was $6, for which the Bank was not required to post collateral as of September 30, 2021. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $1 of collateral at fair value to its uncleared derivative counterparties as of September 30, 2021.

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

	As of September 30, 2021		As of December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$10	$314	$6	$493
Cleared derivatives	1	9	1	11
Total gross recognized amount	11	323	7	504
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(6)	(306)	(2)	(482)
Cleared derivatives	339	(9)	386	(11)
Total gross amounts of netting adjustments and cash collateral	333	(315)	384	(493)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	4	8	4	11
Cleared derivatives	340	—	387	—
Total net amounts after netting adjustments and cash collateral	344	8	391	11
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	1	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	1	—	1	—
Net unsecured amounts: (1)
Uncleared derivatives	3	8	3	11
Cleared derivatives	340	—	387	—
Total net unsecured amount (1)	$343	$8	$390	$11
____________
(1) The Bank had net credit exposure of $2 and $3 as of September 30, 2021 and December 31, 2020, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of September 30, 2021 and December 31, 2020.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of September 30, 2021. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2020.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of September 30, 2021 and December 31, 2020.

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

	As of September 30, 2021
	Fair Value Measurements Using		Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2		Total
Assets:
Available-for-sale securities - U.S. Treasury obligations	$—	$1,597	$—	$1,597
Derivative assets - Interest-rate related	—	11	333	344
Grantor trust (included in Other assets)	40	—	—	40
Total assets at fair value	$40	$1,608	$333	$1,981
Liabilities:
Derivative liabilities - Interest-rate related	$—	$323	$(315)	$8
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2020
	Fair Value Measurements Using		Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2		Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$1,500	$—	$1,500
Government-sponsored enterprises debt obligations	—	62	—	62
Total trading securities	—	1,562	—	1,562
Derivative assets - Interest-rate related	—	7	384	391
Grantor trust (included in Other assets)	74	—	—	74
Total assets at fair value	$74	$1,569	$384	$2,027
Liabilities:
Derivative liabilities - Interest-rate related	$—	$504	$(493)	$11
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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2021 and December 31, 2020. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The significant assumptions used in this model are based on management’s best estimate of discount rates, market indices, and market volatility. The inputs for interest-rate related derivatives uses the Secured Overnight Financing Rate (SOFR) swap curve for the discounting of cleared derivatives and the Overnight Index Swap (OIS) curve for the discounting of collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives should obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2021 and December 31, 2020. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,079	$2,079	$2,079	$—	$—
Interest-bearing deposits	689	689	—	689	—
Securities purchased under agreements to resell	3,500	3,500	—	3,500	—
Federal funds sold	9,609	9,609	—	9,609	—
Available-for-sale securities	1,597	1,597	—	1,597	—
Held-to-maturity securities	15,584	15,635	—	15,635	—
Advances	43,779	44,113	—	44,113	—
Mortgage loans held for portfolio, net	162	175	—	175	—
Accrued interest receivable	65	65	—	65	—
Derivative assets	344	344	—	11	333
Grantor trust assets (included in Other assets)	40	40	40	—	—
Liabilities:
Interest-bearing deposits	2,308	2,308	—	2,308	—
Consolidated obligations, net:
Discount notes	22,796	22,796	—	22,796	—
Bonds	47,609	47,828	—	47,828	—
Accrued interest payable	59	59	—	59	—
Derivative liabilities	8	8	—	323	(315)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $570,985 and $662,051 as of September 30, 2021 and December 31, 2020, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2021 and December 31, 2020. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2021 and December 31, 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2021			As of December 31, 2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$6,371	$3,588	$9,959	$9,287	$6,754	$16,041
Commitments to fund additional advances	106	28	134	10	107	117
Unsettled consolidated obligation bonds, at par (2)	1,248	—	1,248	1	—	1
____________
(1)“Expire Within One Year” includes 18 standby letters of credit for a total of $15 and 15 standby letters of credit for a total of $19 as of September 30, 2021 and December 31, 2020, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $15 and $30 as of September 30, 2021 and December 31, 2020, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of September 30, 2021 and December 31, 2020.
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

	As of September 30, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.76	$7,507	17.44	$—	—
TIAA, FSB	256	10.98	6,396	14.86	1	0.05

	As of December 31, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
TIAA, FSB	$337	10.94	$7,571	14.95	$1	0.07
Bank of America, National Association	334	10.85	7,507	14.82	—	0.01

Note 15—Subsequent Events

On October 28, 2021, the Bank's board of directors approved a cash dividend for the third quarter of 2021. The Bank paid the third quarter 2021 dividend on November 2, 2021 in the amount of $23.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2021 and December 31, 2020, and results of operations for the third quarter and first nine months of 2021 and 2020. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2020.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The impacts of the COVID-19 pandemic continued to affect the financial markets throughout the third quarter of 2021. Historically low market interest rates have continued since the FOMC lowered the target range for federal funds in March 2020 in response to market conditions resulting from the COVID-19 pandemic. Additionally, the Federal Reserve continued its emergency actions, initiated in March 2020, to help facilitate liquidity and support stability in the capital markets. In particular, the Federal Reserve has continued to increase its provision of liquidity to the repurchase agreements and U.S. Treasury markets through open market operations. Additional fiscal stimulus through various relief measures has also led to increased liquidity and deposit levels at the Bank’s member institutions. As discussed below, these actions and market conditions reduced demand for the Bank’s advances during the third quarter of 2021.

Operating Status Update

As a financial institution, the Bank is part of the nation’s critical infrastructure, has continually operated its business, and has continued to serve as a reliable source of funding for our members. Beginning July 1, 2021, the Bank began operating in Phase

3 of its return to office plan, which provides that up to 66 percent of the Bank’s employees may work on-site. The Bank’s current protocols allow for fully vaccinated employees and contractors to work on-site. To date, the Bank has not experienced significant operational difficulties or disruptions, however the possibility exists, which could impair the Bank’s ability to conduct and manage its business effectively. To date, no member of the Bank’s executive management team has been incapacitated or unable to perform duties. The Bank’s board of directors regularly reviews the Bank’s succession plan in the event of incapacitation of any executive team member.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital as of September 30, 2021 and December 31, 2020 (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2021	As of December 31, 2020	Increase (Decrease)
	Amount	Amount	Amount	Percent
Total assets	$77,508	$92,295	$(14,787)	(16.02)
Total liabilities	72,938	87,035	(14,097)	(16.20)
Total capital	4,570	5,260	(690)	(13.12)

•Total assets decreased primarily due to a $8.4 billion, or 16.1 percent, decrease in total advances, and a $5.4 billion, or 14.9 percent, decrease in total investments. Decreased demand for liquidity from the Bank’s members, caused by increased members’ deposits was the primary driver of the decrease in advance balances. The decrease in total investments reflects prepayments and maturities that occurred during the first nine months of 2021.

•Total liabilities decreased primarily due to a $14.4 billion, or 16.9 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the period.

•Total capital decreased primarily due to certain changes in member minimum capital stock requirements that the Bank implemented in March 2021, and a decrease in the Bank’s subclass B2 activity-based capital stock resulting from a decrease in the total outstanding advances during the period.

Results of Operations

The following table presents the Bank’s significant income items for the third quarter and first nine months of 2021 and 2020, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net interest income	$64	$89	$(25)	(27.68)	$237	$264	$(27)	(10.24)
Noninterest income	4	9	(5)	(41.65)	12	108	(96)	(88.59)
Noninterest expense	38	35	3	11.06	109	127	(18)	(14.03)
Affordable Housing Program assessment	3	7	(4)	(51.90)	14	25	(11)	(42.67)
Net income	$27	$56	$(29)	(51.90)	$126	$220	$(94)	(42.65)

Below are the primary factors that impacted net interest income and net income for the third quarters of 2021 and 2020:

•Net interest income and net income included $12 million and $42 million of advance prepayment fees for the third quarter of 2021 and 2020, respectively.

•Net interest income and net income were also impacted by lower advance and other interest-earning assets balances.

Below are the primary factors that impacted net interest income and net income for the first nine months of 2021 and 2020:

•Net interest income and net income included $59 million and $58 million of advance prepayment fees for the first nine months of 2021 and 2020, respectively.

•Net interest income and net income for the first nine months of 2021 benefited from $9 million of derivative and hedging fair value adjustments, while net interest income and net income for the first nine months of 2020 were reduced by $35 million of derivative and hedging fair value adjustments.

•The remaining change in net interest income was due to a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets, partially offset by reduced advance balances and other interest-earning assets.

•During the first nine months of 2020, the Bank recorded an $85 million gain from the sale of its private-label MBS investment portfolio and made an additional voluntary $20 million retirement plan contribution.

The following table presents the Bank’s significant income ratios for the third quarter and first nine months of 2021 and 2020, These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)	For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Change	2021	2020	Change
Return on average equity (ROE)	2.31%	3.95%	(1.64)%	3.49%	4.33%	(0.84)%
ROE spread to average daily SOFR	2.26	3.86	(1.60)	3.45	3.88	(0.43)
Interest-rate spread	0.31	0.31	—	0.37	0.22	0.15

•The decrease in ROE during the third quarter and first nine months of 2021, compared to the same periods in 2020, was primarily due to the decrease in net income partially offset by the decrease in equity. The decrease in equity was the result of the change in activity-based capital stock requirements, as well as lower advance balances.

•The ROE spread to average daily SOFR for the third quarter and first nine months of 2021 was impacted by the explanations provided above related to changes in ROE. Additionally, the average daily SOFR decreased from 45 basis points for the first nine months of 2020 to four basis points for the first nine months of 2021.

•The increase in the Bank’s interest rate spread for the first nine months of 2021, compared to the same period in 2020, was primarily due to decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2020 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, and fiscal and monetary policies continue to impact the Bank’s overall business outlook and advance demand. The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. At its November 2021 meeting, the Federal Reserve maintained the Federal Funds target range at a range between 0% and 0.25%, stating it expects it will maintain this target range until its employment and price stability goals are met, while also announcing the start of tapering of its monetary stimulus actions. The Bank expects that decreased advance demand resulting from the COVID-19 monetary and fiscal stimulus actions discussed throughout this Report will continue into the foreseeable future, which, combined with the continued low interest rate environment, is expected to reduce the Bank’s net income for 2021. If the Bank experiences these lower levels of net income, the amount that the Bank pays as dividends could be impacted. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets. Given the evolving and unknowable effect of the COVID-19 pandemic on these external factors, the Bank cannot predict the extent to which, and the duration of, the impact to the Bank’s future business performance and profitability due to the COVID-19 pandemic.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Statements of Condition (at period end)
Total assets	$77,508	$78,904	$86,095	$92,295	$112,165
Advances	43,779	47,075	49,463	52,168	58,802
Investments (1)	30,979	30,078	32,880	36,380	48,255
Mortgage loans held for portfolio, net	162	178	199	218	242
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Interest-bearing deposits	2,308	2,623	2,713	1,998	1,967
Consolidated obligations, net:
Discount notes (2)	22,796	22,318	19,901	25,385	35,519
Bonds (2)	47,609	49,030	58,475	59,379	68,858
Total consolidated obligations, net (2)	70,405	71,348	78,376	84,764	104,377
Mandatorily redeemable capital stock	—	—	—	—	1
Affordable Housing Program payable	68	74	79	82	86
Capital stock - putable	2,332	2,448	2,543	3,078	3,341
Retained earnings	2,244	2,240	2,211	2,198	2,198
Accumulated other comprehensive loss	(6)	(12)	(13)	(16)	(17)
Total capital	4,570	4,676	4,741	5,260	5,522
Statements of Income (for the period ended)
Net interest income	64	94	79	69	89
Net losses on trading securities	—	—	(1)	(1)	—
Net gains on derivatives	—	—	1	—	1
Standby letters of credit fees	2	3	4	3	4
Other income	2	1	—	3	4
Noninterest expense	38	35	36	36	35
Income before assessment	30	63	47	38	63
Affordable Housing Program assessment	3	7	4	3	7
Net income	27	56	43	35	56
Performance Ratios (%)
Return on equity (3)	2.31	4.82	3.35	2.53	3.95
Return on assets (4)	0.13	0.28	0.19	0.14	0.20
Net interest margin (5)	0.32	0.46	0.36	0.28	0.33
Regulatory capital ratio (at period end) (6)	5.90	5.94	5.52	5.72	4.94
Equity to assets ratio (7)	5.80	5.71	5.66	5.43	5.17
Dividend payout ratio (8)	84.86	47.83	70.82	102.39	101.75

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2021	$570,985
June 30, 2021	595,375
March 31, 2021	617,965
December 31, 2020	662,051
September 30, 2020	715,531

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

	As of September 30, 2021		As of December 31, 2020		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$43,779	56.48	$52,168	56.52	$(8,389)	(16.08)
Investment securities	17,181	22.17	21,966	23.80	(4,785)	(21.78)
Other investments	13,798	17.80	14,414	15.62	(616)	(4.28)
Mortgage loans, net	162	0.21	218	0.24	(56)	(25.97)
Other assets	2,588	3.34	3,529	3.82	(941)	(26.64)
Total assets	$77,508	100.00	$92,295	100.00	$(14,787)	(16.02)
Consolidated obligations, net:
Discount notes	$22,796	31.25	$25,385	29.17	$(2,589)	(10.20)
Bonds	47,609	65.27	59,379	68.22	(11,770)	(19.82)
Deposits	2,308	3.17	1,998	2.30	310	15.56
Other liabilities	225	0.31	273	0.31	(48)	(17.68)
Total liabilities	$72,938	100.00	$87,035	100.00	$(14,097)	(16.20)
Capital stock	$2,332	51.04	$3,078	58.53	$(746)	(24.23)
Retained earnings	2,244	49.11	2,198	41.79	46	2.10
Accumulated other comprehensive loss	(6)	(0.15)	(16)	(0.32)	10	(59.52)
Total capital	$4,570	100.00	$5,260	100.00	$(690)	(13.12)

Advances

Total advances decreased by 16.1 percent as of September 30, 2021, compared to December 31, 2020. In response to the deteriorating market conditions in early 2020, the Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity from monetary and fiscal stimulus actions resulted in increased deposits at the Bank’s members and lower demand for the Bank’s advances. The Bank expects that advance demand will continue at reduced levels. A significant percentage of advances made during the first nine months of 2021 were short-term advances.

As of September 30, 2021, 81.1 percent of the Bank’s advances were fixed-rate, compared to 78.8 percent as of December 31, 2020. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on London Interbank Offered Rate (LIBOR) and SOFR. As of September 30, 2021 and December 31, 2020, 60.3 percent and 63.2 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR, OIS, and SOFR. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2021		As of December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$29,942	69.56	$33,816	66.77
Adjustable or variable-rate indexed	8,138	18.90	10,678	21.09
Convertible	4,395	10.21	5,316	10.50
Principal reducing credit	573	1.33	833	1.64
Total par value	$43,048	100.00	$50,643	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 6—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of September 30, 2021	As of December 31, 2020	Amount	Percent
Investment securities:
Government-sponsored enterprises debt obligations	$1,585	$2,307	$(722)	(31.30)
U.S. Treasury obligations	1,597	1,500	97	6.45
State or local housing agency debt obligations	1	1	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	246	295	(49)	(16.76)
Government-sponsored enterprises residential	5,390	7,283	(1,893)	(25.99)
Government-sponsored enterprises commercial	8,362	10,580	(2,218)	(20.96)
Total mortgage-backed securities	13,998	18,158	(4,160)	(22.91)
Total investment securities	17,181	21,966	(4,785)	(21.78)
Other investments:
Interest-bearing deposits (1)	689	1,644	(955)	(58.13)
Securities purchased under agreements to resell	3,500	9,500	(6,000)	(63.16)
Federal funds sold (2)	9,609	3,270	6,339	193.85
Total other investments	13,798	14,414	(616)	(4.28)
Total investments	$30,979	$36,380	$(5,401)	(14.85)
____________
(1)Interest-bearing deposits includes $431 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2020.
(2) Federal funds sold includes $199 million and $180 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of September 30, 2021 and December 31, 2020.

The decrease in total investment securities was primarily due to the maturities and prepayments that occurred during the first nine months of 2021. The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of September 30, 2021 and December 31, 2020, these investments were 306 percent and 344 percent of the Bank’s regulatory capital, respectively. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances as of September 30, 2021 and December 31, 2020. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2020 to September 30, 2021 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of September 30, 2021 and December 31, 2020. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2021	As of December 31, 2020
	Percent of Total	Percent of Total
Florida	23.09	22.98
South Carolina	22.90	21.74
Georgia	11.27	10.33
Virginia	10.40	10.68
North Carolina	8.45	8.33
All other	23.89	25.94
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2020 to September 30, 2021 was primarily a result of a decrease in advances outstanding and reduced liquidity needs during the period. Consolidated obligation issuances financed 90.8 percent of the $77.5 billion in total assets as of September 30, 2021, remaining relatively stable compared to the financing ratio of 91.8 percent as of December 31, 2020.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2021 and December 31, 2020, 78.9 percent and 23.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. This increase was primarily the result of increased issuance of callable fixed-rate bonds that were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2021 and December 31, 2020. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of September 30, 2021 and 4.42 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2020. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based consolidated obligation bonds and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021.

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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 9—Capital to the Bank’s interim financial statements.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 28, 2021 the Bank received notification from the Director that, based on June 30, 2021 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of September 30, 2021, the Bank was in compliance with this ratio.

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the third quarter and first nine months of 2021 and 2020.

Net Income

The following table presents the Bank’s significant income items for the third quarter and first nine months of 2021 and 2020 (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net interest income	$64	$89	$(25)	(27.68)	$237	$264	$(27)	(10.24)
Noninterest income	4	9	(5)	(41.65)	12	108	(96)	(88.59)
Noninterest expense	38	35	3	11.06	109	127	(18)	(14.03)
Affordable Housing Program assessment	3	7	(4)	(51.90)	14	25	(11)	(42.67)
Net income	$27	$56	$(29)	(51.90)	$126	$220	$(94)	(42.65)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $47 million and $93 million for the third quarter of 2021 and 2020, and decrease of $182 million and $197 million for the first nine months of September 30, 2021 and 2020, respectively.

Below are the primary factors that impacted net interest income for the third quarters of 2021 and 2020:

•Net interest income included $12 million and $42 million of advance prepayment fees for the third quarter of 2021 and 2020, respectively.

Below are the primary factors that impacted net interest income for the first nine months of 2021 and 2020:

•Net interest income included $59 million and $58 million of advance prepayment fees for the first nine months of 2021 and 2020, respectively.

•Net interest income for the first nine months of 2021 benefited from $9 million of derivative and hedging fair value adjustments, while net interest income and net income for the first nine months of 2020 were reduced by $35 million of derivative and hedging fair value adjustments.

•The remaining change in net interest income was due to a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets, partially offset by reduced advance balances and other interest-earning assets.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2021 and 2020 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net gains (losses) on derivatives and hedging activities.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 31 basis points and 37 basis points for the third quarter and first nine months of 2021, respectively, compared to 31 basis points and 22 basis points for the same periods in 2020. The increase in the Bank’s interest rate spread for the first nine months of 2021, compared to the same period in 2020, was primarily due to decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,350	$—	0.12	$2,780	$1	0.15
Securities purchased under agreements to resell	2,061	—	0.09	8,821	2	0.09
Federal funds sold	10,800	2	0.08	9,231	2	0.09
Investment securities (2)	18,088	29	0.64	24,742	45	0.73
Advances	46,443	73	0.62	62,822	135	0.85
Mortgage loans (3)	169	3	5.29	253	3	4.73
Loans to other FHLBanks	—	—	0.08	—	—	—
Total interest-earning assets	78,911	107	0.54	108,649	188	0.69
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,218			1,130
Total assets	$80,128			$109,778
Liabilities and Capital
Interest-bearing deposits (4)	$2,578	—	0.01	$2,179	—	0.01
Consolidated obligations, net:
Discount notes	23,518	2	0.04	38,639	40	0.41
Bonds	48,808	41	0.33	62,313	59	0.38
Other borrowings	—	—	2.74	1	—	0.39
Total interest-bearing liabilities	74,904	43	0.23	103,132	99	0.38
Other liabilities	577			974
Total capital	4,647			5,672
Total liabilities and capital	$80,128			$109,778
Net interest income and net yield on interest-earning assets		$64	0.32		$89	0.33
Interest-rate spread			0.31			0.31
Average interest-earning assets to interest-bearing liabilities			105.35			105.35
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Nonperforming mortgage loans are included in average balances used to determine average rate.
(4)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,558	$1	0.12	$3,571	$17	0.63
Securities purchased under agreements to resell	4,333	2	0.07	8,010	30	0.50
Federal funds sold	9,670	5	0.08	14,089	46	0.44
Investment securities (2)	18,905	95	0.67	25,228	254	1.34
Advances	48,732	256	0.70	89,441	786	1.17
Mortgage loans (3)	188	8	5.35	271	10	4.93
Loans to other FHLBanks	3	—	0.07	—	—	—
Total interest-earning assets	83,389	367	0.59	140,610	1,143	1.09
Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,162			1,813
Total assets	$84,550			$142,422
Liabilities and Capital
Interest-bearing deposits (4)	$2,503	—	—	$1,951	5	0.32
Consolidated obligations, net:
Discount notes	23,048	9	0.05	60,145	344	0.76
Bonds	53,517	121	0.30	72,511	530	0.98
Other borrowings	—	—	2.08	2	—	4.52
Total interest-bearing liabilities	79,068	130	0.22	134,609	879	0.87
Other liabilities	645			1,009
Total capital	4,837			6,804
Total liabilities and capital	$84,550			$142,422
Net interest income and net yield on interest-earning assets		$237	0.38		$264	0.25
Interest-rate spread			0.37			0.22
Average interest-earning assets to interest-bearing liabilities			105.47			104.46
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

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below and as discussed above, the overall changes in net interest income during the third quarter and first nine months of 2021, compared to the same periods in 2020, were impacted by lower advance and interest-earning asset balances, along with related changes to debt funding balances. Additionally, during the first nine months of 2021, compared to the same period in 2020, there was a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$—	$(1)	$(7)	$(9)	$(16)
Securities purchased under agreements to resell	(2)	—	(2)	(10)	(18)	(28)
Federal funds sold	—	—	—	(11)	(30)	(41)
Investment securities	(11)	(5)	(16)	(53)	(106)	(159)
Advances	(30)	(32)	(62)	(281)	(249)	(530)
Mortgage loans	—	—	—	(3)	1	(2)
Total	(44)	(37)	(81)	(365)	(411)	(776)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	1	(6)	(5)
Consolidated obligations, net:
Discount notes	(11)	(27)	(38)	(134)	(201)	(335)
Bonds	(12)	(6)	(18)	(112)	(297)	(409)
Total	(23)	(33)	(56)	(245)	(504)	(749)
(Decrease) increase in net interest income	$(21)	$(4)	$(25)	$(120)	$93	$(27)
___________
(1)Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is calculated as the change in rate multiplied by the previous volume. The rate/volume change, calculated as the change in rate multiplied by the change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2021
	Advances	Consolidated Obligation Bonds	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(18)	$—	$(18)
Net changes in fair value hedges	27	(5)	22
Net interest settlements on derivatives (1)	(81)	34	(47)
Other (2)	(4)	—	(4)
Total effect on net interest income	$(76)	$29	$(47)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Three Months Ended September 30, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(15)	$—	$—	$—	$(15)
Net changes in fair value hedges	17	—	1	(1)	17
Net interest settlements on derivatives (1)	(109)	—	15	—	(94)
Other (2)	(1)	—	—	—	(1)
Total effect on net interest income	$(108)	$—	$16	$(1)	$(93)
Net losses on derivatives:
Effect on noninterest income:
Losses on derivatives not receiving hedge accounting including net interest settlements	$—	$1	$—	$—	$1
Net gains on trading securities (3)	—	(1)	—	—	(1)
Total effect on noninterest income	$—	$—	$—	$—	$—
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

	For the Nine Months Ended September 30, 2021
	Advances	Investments	Consolidated Obligation Bonds	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(83)	$—	$—	$(83)
Net changes in fair value hedges	108	—	(4)	104
Net interest settlements on derivatives (1)	(263)	—	71	(192)
Other (2)	(11)	—	—	(11)
Total effect on net interest income	$(249)	$—	$67	$(182)
Net losses on derivatives:
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$1	$—	$2
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$1	$—	$—	$1
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net (losses) gains on trading securities	$—	$—	$—	*	$(1)	$5	$(6)	(117.18)
Net realized gains from sale of investment securities	—	—	—	—	—	85	(85)	(98.66)
Net gains (losses) on derivatives	—	1	(1)	(93.28)	1	(6)	7	100.00
Standby letters of credit fees	2	4	(2)	(32.13)	9	16	(7)	(42.34)
Other	2	4	(2)	(56.30)	3	8	(5)	(68.98)
Total noninterest income	$4	$9	$(5)	(41.65)	$12	$108	$(96)	(88.59)
___________
* Not Meaningful
During the first quarter of 2020, the Bank sold its entire private-label MBS portfolio. Proceeds from the sale totaled $921 million and resulted in a realized gain of $85 million.

The decrease in standby letters of credit fees income is due to the decreased balance in standby letters of credit.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The decrease in total noninterest expense for the first nine months of 2021, compared to the same period in 2020, was primarily due to the Bank making an additional $20 million retirement plan contribution during January of 2020, which was recorded in compensation and benefits expense.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement during the first nine months of September 30, 2021.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout the first nine months of September 30, 2021.
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

The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first nine months of 2021.
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
As discussed elsewhere in this Report, the COVID-19 pandemic continued to impact the financial markets during the third quarter of 2021. The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout the third quarter of 2021. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2021 and December 31, 2020, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the FHLBanks had $641.4 billion in aggregate par value of consolidated obligations issued and outstanding, $70.5 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2021.
Refer to Note 13—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although the Bank does not currently expect the Regulatory Interpretation to have a material impact on its financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

FHLBank Membership. On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership.

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the Finance Agency published a Policy Statement on Fair Lending to communicate its general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the Finance Agency and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

COVID-19 Developments

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has enacted and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Other Legislative Matters

As previously disclosed, Congress is considering legislation, currently in the budget reconciliation process, that would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law. The FHLBanks continue to actively monitor any such potential legislation and developments.

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

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of September 30, 2021 and December 31, 2020, respectively, is set forth below (in millions).

	As of September 30, 2021
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$2,854	$907	$5	$830	$4,596
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	50	435	—	465	950
Mortgage-backed securities	4	10	56	11,910	11,980
Total investment securities	54	445	56	12,375	12,930
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	102	1,090	385	4,103	5,680
Uncleared	24	96	23	2,535	2,678
Total interest-rate swaps	126	1,186	408	6,638	8,358
Total principal/notional amount	$3,034	$2,538	$469	$19,843	$25,884

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	164	142	71	50	427
Uncleared	53	28	—	—	81
Total notional amount interest-rate swaps	$217	$170	$71	$50	$508
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2020
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$5,349	$907	$5	$830	$7,091
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	160	435	—	465	1,060
Mortgage-backed securities	19	15	448	15,148	15,630
Total investment securities	179	450	448	15,613	16,690
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	1,647	2,110	945	5,198	9,900
Uncleared	99	135	28	3,767	4,029
Total interest-rate swaps	1,746	2,245	973	8,965	13,929
Total principal/notional amount	$7,274	$3,602	$1,426	$25,408	$37,710

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$10,575	$—	$—	$—	$10,575
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	520	142	71	50	783
Uncleared	173	28	25	60	286
Total interest-rate swaps	693	170	96	110	1,069
Total principal/notional amount	$11,268	$170	$96	$110	$11,644
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of September 30, 2021 and December 31, 2020. The following table presents the notional amount of caps and floors with LIBOR exposure as of September 30, 2021 and December 31, 2020 (in millions).

	As of September 30, 2021	As of December 31, 2020
Terminates in 2021	$—	$3,000
Terminates after June 30, 2023	4,000	4,000
Total (1)	$4,000	$7,000

____________
(1) The estimated net fair value of these interest-rate caps and floors was less than $1 million as of September 30, 2021 and December 31, 2020.

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

	As of September 30, 2021		As of December 31, 2020
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	255	$41,823	298	$37,713
102	14	968	32	12,849
103	2	5	3	35
104	4	252	3	46
Total	275	$43,048	336	$50,643

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of September 30, 2021, and their total outstanding advance and standby letters of credit balance was $16.0 billion and $504 million, respectively, as of September 30, 2021.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2021 and December 31, 2020. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2021	$43,048	$314,607	63.41	11.22	25.37
As of December 31, 2020	50,643	326,602	62.96	11.01	26.03
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
Consistent with the provisions of the CARES Act, the Bank continues to accept loan collateral under forbearance agreements through October 31, 2021. Loans that entered into forbearance agreements from March 1, 2020 until October 31, 2021, and continue to meet all eligibility and collateral relief program requirements, are expected to continue to be eligible collateral for the duration of the forbearance period of each loan. The Bank monitors risks related to collateral under forbearance agreements, including any shareholders with forbearance concentrations.

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2021 and December 31, 2020.

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

	As of September 30, 2021
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$825	$—	$—	$825
Canada	2,300	—	—	2,300
Finland	850	—	—	850
France	500	—	1	501
Germany	2,040	—	—	2,040
Netherlands	825	—	—	825
Norway	1,240	—	—	1,240
Sweden	830	—	—	830
United States of America	199	689	—	888
Total	$9,609	$689	$1	$10,299

	As of December 31, 2020
	Federal Funds Sold (1)	Interest-bearing Deposits (2)	Total
Australia	$970	$—	$970
Canada	400	—	400
Finland	250	—	250
France	200	—	200
Germany	970	—	970
Sweden	300	—	300
United States of America	180	1,644	1,824
Total	$3,270	$1,644	$4,914

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $10.3 billion as of September 30, 2021 from $4.9 billion as of December 31, 2020. The following two counterparties each represented greater than 10 percent and collectively represented 24.4 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: DnB Bank ASA and Royal Bank of Canada. As of September 30, 2021, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of September 30, 2021 and December 31, 2020 (in millions), based on their credit ratings as of September 30, 2021 and December 31, 2020, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of September 30, 2021
	Carrying Value
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,585	$—	$—	$1,585
U.S. Treasury obligations	—	1,597	—	—	1,597
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	246	—	—	246
Government-sponsored enterprises residential	—	5,390	—	—	5,390
Government-sponsored enterprises commercial	548	7,814	—	—	8,362
Total mortgage-backed securities	548	13,450	—	—	13,998
Total investment securities	548	16,633	—	—	17,181
Other investments:
Interest-bearing deposits	—	3	638	48	689
Securities purchased under agreements to resell	—	1,500	2,000	—	3,500
Federal funds sold	—	3,365	6,045	199	9,609
Total other investments	—	4,868	8,683	247	13,798
Total investments	$548	$21,501	$8,683	$247	$30,979
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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not anticipate any credit losses on its uncleared derivatives as of September 30, 2021.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver $1 million of collateral at fair value to its uncleared derivative counterparties as of September 30, 2021.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2021.

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

	As of September 30, 2021
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$460	$1	$(1)	$—	$—
Liability positions with credit exposure:
Single-A	7,921	(25)	28	—	3
Cleared derivatives	16,683	(8)	348	—	340
Total derivative positions with non-member counterparties to which the Bank had credit exposure	25,064	(32)	375	—	343
Member institutions (1)	12	1	—	(1)	—
Total	$25,076	$(31)	$375	$(1)	$343
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
The allowance for credit losses on MPF loans was $1 million as of September 30, 2021 and December 31, 2020.

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

			As of September 30, 2021	As of December 31, 2020
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$1,929	$2,306
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	18,531	22,501
		Non-qualifying hedges	5	—
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	725	558
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	16	41
		Total	21,206	25,406
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	—	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,145	1,395
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	19,410	85
		Total	20,555	1,480
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	—	1,115

			As of September 30, 2021	As of December 31, 2020
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	—	20
Pay variable, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	—	20
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	7,000
		Total	4,040	7,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	24	25
Total notional amount			$45,825	$35,122
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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2021			As of December 31, 2020
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.62	0.48	0.47	0.67	0.52	0.48
Liabilities	0.31	0.39	0.29	0.34	0.30	0.27
Equity	5.00	1.80	3.38	5.32	4.10	3.99
Effective duration gap	0.31	0.09	0.18	0.33	0.22	0.21
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2021			As of December 31, 2020
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$77,464	$76,783	$76,093	$91,612	$90,868	$90,046
Liabilities	72,321	72,107	71,637	85,617	85,482	84,996
Equity	5,143	4,676	4,456	5,995	5,386	5,050
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

As of September 30, 2021, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2021, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Exhibit	Dated Filed

3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	3.1	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 31, 2019)	8-K	3.2	10/31/2019
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	4.1	10/8/2021
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	November 5, 2021	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	November 5, 2021	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Senior Vice President and Chief Financial Officer