Form 10-K
period 2021-12-31
Federal Home Loan Bank of Atlanta
filed 2022-03-03
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2021, the aggregate par value of the stock held by current and former members of the registrant was $2,448,594,700. As of February 28, 2022, 25,488,805 total shares were outstanding, including mandatorily redeemable capital stock.

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

Cooperative. The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 812 financial institutions, comprised of 446 commercial banks, 238 credit unions, 58 savings institutions, 57 insurance companies, and 13 CDFIs as of December 31, 2021.

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

The Bank’s core mission activities primarily include the issuance of advances. The Bank’s core mission asset ratio was 63.3 percent and 65.8 percent as of December 31, 2021 and 2020, respectively. The Bank has developed a plan to bring its core mission asset ratio closer to the preferred ratio.

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

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $45.4 billion and $52.2 billion as of December 31, 2021 and 2020, respectively, and advances represented 57.7 percent and 56.5 percent of total assets as of December 31, 2021 and 2020, respectively. Advances generated 68.3 percent, 68.1 percent, and 65.5 percent of total interest income for the years ended December 31, 2021, 2020, and 2019, respectively.

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

•Callable Adjustable Rate Credit Advance. This is an advance that provides intermediate funding at a variable rate, tied to Secured Overnight Financing Rate (SOFR) with the option to repay the advance on specified dates with no prepayment fee. The interest rate resets at periodic intervals, so pricing adjusts automatically to changing market conditions. Members can choose the advance term and rate reset period. The call option may be Bermudan (quarterly) or European (one-time).

Fixed-rate advances. Fixed-rate advances include the following:

•Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity generally from one month to 20 years. The Bank allows for the inclusion of interest-rate caps and/or floors in certain FRC Advances with terms of 12 months or greater and a par value of $1 million or more.

•Callable Advance. The callable advance is a fixed-rate advance with a fixed maturity and the option for the borrower to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan or European. The Bank offers this product with a maturity generally of up to 10 years with options generally from three months to 10 years.

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

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 6—Advances to the Bank’s 2021 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$29,288	65.19	$33,816	66.77
Adjustable or variable-rate indexed	9,813	21.84	10,678	21.09
Convertible	5,307	11.81	5,316	10.50
Principal reducing credit	519	1.16	833	1.64
Total par value	$44,927	100.00	$50,643	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2021
Institution	State of Membership	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Bank of America, National Association	North Carolina	$7,506	16.71	0.21
TIAA, FSB	Florida	6,946	15.46	1.03
Pentagon Federal Credit Union	Virginia	5,889	13.11	0.87
Navy Federal Credit Union	Virginia	4,625	10.30	2.04
BankUnited, National Association	Florida	1,905	4.24	0.20
Fidelity & Guaranty Life Insurance Company	Maryland	1,540	3.43	1.61
City National Bank of Florida	Florida	1,100	2.45	0.65
Brighthouse Life Insurance Company	North Carolina	900	2.00	0.46
Raymond James Bank, National Association	Florida	850	1.89	0.32
Amerant Bank, National Association	Florida	815	1.81	0.80
Subtotal (10 largest borrowers)		32,076	71.40	0.88
Subtotal (all other borrowers)		12,851	28.60	1.36
Total par value		$44,927	100.00	1.02
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

The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $7.7 billion and $16.0 billion of outstanding standby letters of credit as of December 31, 2021 and 2020, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2021
Institution	State of Membership	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	North Carolina	$8,403	15.98
TIAA, FSB	Florida	6,971	13.25
Pentagon Federal Credit Union	Virginia	6,965	13.24
Navy Federal Credit Union	Virginia	4,629	8.80
BankUnited, National Association	Florida	1,905	3.62
City National Bank of Florida	Florida	1,683	3.20
Fidelity & Guaranty Life Insurance Company	Maryland	1,540	2.93
United Bank	Virginia	1,101	2.09
PNC Bank, National Association	Alabama	913	1.74
Brighthouse Life Insurance Company	North Carolina	900	1.71
Subtotal (10 largest borrowers)		35,010	66.56
Subtotal (all other borrowers)		17,588	33.44
Total advances par value and standby letters of credit		$52,598	100.00

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

•the AHP Homeownership Set-aside program provides funds that can be used by homebuyers for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for households at or below 80 percent of the area median income. The funds are available on a first-come, first-served basis through member financial institutions and available through the following distinct products: First-time Homebuyer, Community Partners, and Community Rebuild and Restore; and

•the CICA program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2021, 2020, and 2019. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $15 million, $28 million, and $41 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. There were no PFIs under the traditional MPF products among the Bank’s top 10 borrowers as of December 31, 2021.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2021.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2021, the Bank’s investment securities consist of MBS issued by GSEs or U.S. government agencies; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The investment securities portfolio generally provides the Bank with higher returns than those available in other permissible investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. Treasury obligations, U.S. agency, and GSE securities were 55.7 percent and 60.4 percent of the Bank’s total investments as of December 31, 2021 and 2020, respectively, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 29.5 percent, 30.9 percent, and 34.0 percent of total interest income for the years ended December 31, 2021, 2020, and 2019, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS balance did not include any investments that were issued by the Bank’s members or an affiliate of a member as of December 31, 2021 and 2020.

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

Funding Sources

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $2.1 billion and $2.0 billion as of December 31, 2021 and 2020, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $39.4 billion and $42.6 billion as of December 31, 2021 and 2020, respectively.

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2021 and 2020.

Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that may use a variety of indices, such as SOFR and Overnight Index Swap (OIS). The Bank, working through the Office of Finance, is able to customize consolidated obligations to meet investor demands. Customized features can include different indices and embedded derivatives. The Bank offsets these customized features predominantly by derivatives to reduce the market risk associated with the consolidated obligations.
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

As of December 31, 2021, the membership stock requirement was 0.05 percent (five basis points) of the member’s total assets, subject to a cap of $16.2 million.

As of December 31, 2021, the activity-based stock requirement was the sum of the following:

•3.75 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), although this percentage was set at zero as of December 31, 2021. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2021. The Bank’s Capital Plan was amended to add an activity-based investment requirement for standby letters of credit. Under the amended Capital Plan, members will be required to maintain an investment in subclass B3 capital stock in an amount equal to 0.10 percent (ten basis points) of members’ outstanding standby letters of credit. The Bank expects to implement the 0.10 percent letters of credit stock requirement on March 18, 2022.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5, Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 10—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2021 audited financial statements.

Derivatives

Finance Agency regulations and the Bank’s Risk Management Policy establish guidelines for derivatives. These policies and regulations prohibit the trading or speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the exposure to interest-rate risk inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. These derivatives consist of interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

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

The total notional amount of the Bank’s outstanding derivatives was $50.4 billion and $35.1 billion as of December 31, 2021 and 2020, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank’s members, such as demand deposits, brokered deposits, and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include the United States government, investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Larger members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a number of factors, including market conditions, member liquidity levels, members’ creditworthiness, and availability of collateral.

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

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct his or her own audit of any financial statements of the Bank. The Bank was not reviewed or audited by the Comptroller General in 2021.

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

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2021, the Bank had 305 full-time and 3 part-time employees. As of December 31, 2021, approximately 46.4 percent of the Bank’s workforce is female, 53.6 percent male, 51.9 percent non-minority and 48.1 percent minority. The Bank’s workforce is leanly staffed, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2021, the average tenure of the Bank’s employees was 11.6 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards

The Bank seeks to attract, develop and retain a diverse group of talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank supports this objective by sponsoring a combination of compensation, benefits, development, and employee wellness programs. Specifically, the Bank’s programs include:

•Cash based compensation – base salary, performance based incentives, service awards, and spot bonus program;

•Benefits – retirement plan benefits, health insurance coverage, flexible spending accounts, life and accidental death and dismemberment insurance, supplemental life insurance, and disability insurance;

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

•Development programs and training – internal and external programs focused on leadership development, skills development, employee engagement, and the Bank’s employer of choice strategy; educational assistance program and professional certification assistance; and

•Succession planning – the Bank’s board of directors and leadership actively engage in succession planning, with defined plans for executive level positions and positions reporting directly to department leaders, as well as identified critical roles.

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

Diversity, Equity, and Inclusion Program

Diversity, equity and inclusion (DEI) is a strategic business priority for the Bank. The Bank’s DEI officer is a member of the senior management team, reports to the President and Chief Executive Officer and serves as a liaison to the board of directors. The Bank recognizes that diversity increases capacity for innovation and creativity and that equity and inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts. The Bank operationalizes its commitment through the development and execution of a three-year diversity, equity and inclusion strategic plan that includes quantifiable metrics to measure its success and it reports regularly on its performance to management and the board of directors. The Bank offers a range of opportunities for its employees to connect, and grow personally and professionally through its DEI council and event planning groups. The Bank considers learning an important component of its DEI strategy and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management and succession planning process. The Bank also incorporates DEI as a key component of its incentive plan framework to ensure organizational focus and accountability.

Environmental, Social, and Governance

In late 2021, the Bank established a working group to assess its strategies and activities around environmental, social, and governance (ESG) activities, including climate change risk management. The ESG working group is headed by a senior officer of the Bank and composed of a cross functional team of business, financial, operations and risk professionals. The working group is gathering data and information on the Bank’s ESG activities, impact and opportunities, and will be regularly reporting to executive management and the board of directors on proposed initiatives to address the Bank’s ESG strategies, including a multi-year work plan and governance structure. In addition, several board committees have established ESG as priorities in their work plans for 2022.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2021, 2020, and 2019. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $15 million, $28 million, and $41 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Business and Regulatory Risk

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting federal, state, and local governments and businesses to take unprecedented measures in response. These developments could increase many of the risks faced by the Bank and adversely affect the Bank’s results of operations and financial condition.
The COVID-19 pandemic has caused significant economic and financial volatility in both the United States and around the world, and the nature and extent of the pandemic’s continued impact remains uncertain and unknowable.

The COVID-19 pandemic, and the governmental and public action in response to the pandemic, have created uncertainty about the overall economic environment. Despite significant improvements in the overall United States economy since the initial effect of the pandemic, uncertainty remains related to the pace of the recovery, reflecting concerns about the virus resurgence from variants, vaccine distribution and vaccination rates, inflation, and supply chain disruptions. There are no comparable recent events that provide guidance as to the long-term effect of the COVID-19 pandemic may have and, as a result, the ultimate effect of the pandemic is highly uncertain. This could increase many of the risks the Bank faces and may adversely impact the Bank’s business, results of operations, and financial condition.

Beginning in the second quarter of 2020, and continuing throughout 2021, demand for the Bank’s advances was reduced due to a number of emergency actions taken by the Federal Reserve Board and fiscal and monetary policies of the United States government in response to the COVID-19 pandemic. These actions helped facilitate significant liquidity in the financial markets and the Bank’s members experienced substantial deposit growth. The actions of the Federal Reserve Board directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of its interest-bearing liabilities. The increased market liquidity significantly impacted demand for the Bank’s products and services. While it is difficult to predict the future demand for the Bank’s advances, the Bank believes that the reduced demand will likely continue into the near future if the level of liquidity in the financial markets and deposit levels at member remain elevated or if another economic downturn occurs.

At this time, the Bank is in Phase 3 of its return to office plan, which allows for only fully vaccinated employees and contractors to work onsite. Some, most or all of the Bank’s employees, executive management team, or board of directors could become infected with the COVID-19 virus which, depending upon the number and the severity of their cases, could affect the Bank’s ability to conduct and manage its business effectively. Counterparties, vendors and other third parties upon which the Bank relies to conduct its business could be adversely impacted by the COVID-19 pandemic which could, in turn, lead to operational challenges for the Bank. These potential difficulties, disruptions and challenges could increase the likelihood that the Bank’s financial condition and results of operations could be impacted.

The Bank continues to monitor the potential impact of COVID-19 and take appropriate actions. The extent to which the COVID-19 pandemic may impact the Bank’s financial and operational performance, including the impact on its employees remains uncertain and depends on many factors outside the Bank’s control, including the duration of the pandemic, the emergence of new variants, and the distribution and effectiveness of vaccines and treatments, and the continued impact on economic conditions.

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

The Bank operates in a highly competitive environment. Advances are the Bank’s primary product offering and represented 57.7 percent of the Bank’s total assets for the year ended December 31, 2021. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. The Bank expects this short-term advance preference to continue during 2022. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the Bank’s financial condition and results of operations. Advances due in one year or less comprised 48.6 percent of the Bank’s total advances outstanding as of December 31, 2021.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank’s largest borrowers as of December 31, 2021, were Bank of America, National Association, which accounted for $7.5 billion, or 16.7 percent, TIAA, FSB, which accounted for $6.9 billion, or 15.5 percent, Pentagon Federal Credit Union, which accounted for $5.9 billion, or 13.1 percent, and Navy Federal Credit Union, which accounted for $4.6 billion, or 10.3 percent of the Bank’s total advances then outstanding. In addition, as of December 31, 2021, 10 of the Bank’s member institutions (including Bank of America, National Association, TIAA, FSB, Pentagon Federal Credit Union, and Navy Federal Credit Union) collectively accounted for $32.1 billion, or 71.4 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, including among the Bank’s members. If one or more of the Bank’s largest borrowers ceased membership, or if the Bank were to experience a decrease in the amount of business with one or more of its largest borrowers, whether as the result of a merger or other transaction, or as a result of market conditions, competition or otherwise, the Bank’s financial condition and results of operations could be negatively affected.

Replacement of the LIBOR benchmark interest rate may have an impact on the Bank’s business, financial condition or results of operations.

In connection with the transition away from the use of LIBOR as an interest rate benchmark, the ICE Benchmark Administration Limited (IBA) plans to cease the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. There can be no assurance, however, that LIBOR rates, of any particular currency or tenor, will continue to be published through any particular date.

Though the Alternative Reference Rates Committee formally recommended the SOFR as its preferred alternative rate for LIBOR, there is uncertainty whether there will be universal adoption. As noted throughout this Report, many of the Bank’s assets and liabilities were historically indexed to LIBOR. The Bank continues to evaluate the potential impact of and plan for the eventual replacement of the LIBOR benchmark interest rate. The Bank’s most significant remaining LIBOR exposure is its LIBOR-based agency MBS investment portfolio and its derivatives portfolio. The Bank continues to monitor and assess the LIBOR-linked collateral pledged by the Bank’s members to secure advances. In 2020, the Bank ceased entering into LIBOR financial transactions with maturities that extend beyond 2021 and beginning January 1, 2022, ceased accepting newly-originated LIBOR-linked collateral. The market transition away from LIBOR may continue to be complicated and present uncertainties. While market and industry participants have worked to achieve consistency in the conventions for cash products and derivatives used to hedge them, they may not always align for legacy transactions. There can be no guarantee that alternative reference rates may or may not be developed with additional complications. The Bank is not able to predict what the impact of a probable transition to SOFR or an alternate replacement will have on the Bank’s business, financial condition, or results of operations.

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

The Bank uses a significant amount of derivative instruments to attempt to reduce its interest-rate risk. The Bank determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends on the ability of the Bank to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding financial instruments.

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

In response to monetary and fiscal stimulus related to the global pandemic associated with COVID-19, market interest rates declined significantly. The decrease in market interest rates has impacted the Bank’s income on interest-earning assets and net income. Additionally, these stimulus actions have resulted in lower demand from the Bank’s members for advances, further impacting net income. The Bank expects that this decreased advance demand may continue into the foreseeable future which could impact the Bank’s future net income. As such, the amount that the Bank pays as dividends could be impacted.

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

As of December 31, 2021, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All ratings are with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States.

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

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of those systems and technology. The Bank’s information systems rely on certain critical vendors to provide technology solutions. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cyberattacks (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events) or other breaches of technology security, that may derive from human error or malfeasance on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives, or accidental technological failure. At times, there may be an increased risk of cyberattacks as a result of geopolitical conflicts. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, result in fraudulent wire transfers, or otherwise interrupt the Bank’s ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities, and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption, or cyberattack.

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

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region (including on a state or local level) could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments, and mortgage loans held in portfolio. Moreover, adverse trends in employment levels, prolonged inflation, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or a sustained capital market correction could adversely affect overall economic conditions, and in turn result in adverse consequences in the Bank’s or its members’ businesses. If economic and market conditions deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, or redeem or repurchase capital stock could be adversely impacted.

Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods, or other natural disasters. The increasing unpredictability of major natural disasters negatively affects the Bank’s ability to predict losses from such events. These natural disasters, including those resulting from climate change, could damage or dislocate the facilities or the underlying business of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region. Natural disasters could disrupt the Bank’s operations or the operations of third parties on which the Bank relies. Steps to address the risk of more frequent or severe weather events resulting from climate change could result in a potentially disruptive transition away from carbon-intense industries. Such a transition could negatively impact certain regions and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans. Legal or regulatory responses to concerns about global climate change may lead to higher costs of compliance and increasing direct and indirect expenses and lending costs for the Bank’s members.

The loss of key personnel or difficulties recruiting and retaining qualified personnel, including as a result of executive compensation regulatory requirements, could adversely impact the Bank’s business and financial results.

The Bank relies on key personnel for many of its functions and has a relatively small workforce, given the size and complexity of its business. The Bank’s ability to attract and retain such personnel is important for it to conduct its operations and measure and maintain risk and financial controls. Additionally, the Bank must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain the Bank’s current business, including succession planning, and to execute its strategic initiatives. Like many organizations, the Bank has experienced increased competition in its recruitment and retention of employees. If the Bank is unable to recruit, retain and motivate such employees, its business and financial performance may be adversely affected. The Bank has undergone several retirements in executive leadership in the past few years and the Bank may face increased business, operational, compliance and reputational risk during times of C-Suite transition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 213,344 square feet of this space and leases the remaining space to tenants. The Bank leases an off-site backup facilities comprising approximately 9,402 square feet for the Bank’s disaster recovery office space. The Bank also leases 2,993 square feet of office space located in Washington, D.C., which is shared with two other FHLBanks. The Bank’s management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five-year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2022, the Bank had 811 member and non-member shareholders and 25 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2021, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to activity-based stock requirements related to new advances or standby letters of credit, as applicable.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $19.9 billion, $43.0 billion, and $49.6 billion in standby letters of credit in 2021, 2020, and 2019, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2021 and 2020, and results of operations for the years ended December 31, 2021 and 2020. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2020 and 2019, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2020 Annual Report on Form 10-K, as filed with the SEC on March 4, 2021.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2021 included in Item 8. of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The Federal Reserve Open Markets Committee (FOMC) in its recent January 2022 statement acknowledged that economic activity and employment have continued to strengthen, however, supply and demand imbalances related to the pandemic and the reopening of the economy have continued to contribute to elevated levels of inflation. The FOMC stated its expectations that progress on vaccinations and an easing of supply constraints should support continued gains in economic activity and employment, as well as a reduction in inflation. Ultimately, the FOMC decided to keep the target range for the federal funds rate at zero to 25 basis points, while continuing to reduce the monthly pace of its net asset purchases, bringing them to an end in early March 2022. With inflation well above two percent and a strong labor market, the FOMC indicated it expects it will soon be appropriate to raise the target range for the federal funds rate. The actions of the FOMC will likely be less accommodative in 2022, however with the substantial amount of liquidity that still exists in the financial markets, the Bank expects lower advance levels will continue in 2022.
Financial Condition
The following table presents the Bank’s total assets, total liabilities, and total capital as of December 31, 2021 and 2020 (dollars in millions). These items are discussed in more detail below.

	As of December 31,		Change
	2021	2020	Amount	Percent
Total assets	$78,746	$92,295	$(13,549)	(14.68)
Total liabilities	74,151	87,035	(12,884)	(14.80)
Total capital	4,595	5,260	(665)	(12.63)
•Total assets decreased primarily due to a $6.8 billion, or 13.0 percent, decrease in total advances, and a $4.6 billion, or 12.5 percent, decrease in total investments. Decreased demand for liquidity from the Bank’s members was the primary driver of the decrease in advance balances.
•Total liabilities decreased primarily due to a $13.1 billion, or 15.4 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the year.

•Total capital decreased primarily due to a $695 million, or 22.6 percent, decrease in the Bank’s capital stock resulting primarily from the decrease in advances, as well as certain changes in members’ minimum capital stock requirement that the Bank implemented in March 2021.

Results of Operations
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	Amount	Percent	Amount	Percent
Net interest income	$281	$333	$535	$(52)	(15.51)	$(202)	(37.76)
Reversal of provision for credit losses	(1)	—	—	(1)	27.30	—	*
Noninterest income	15	113	19	(98)	(86.68)	94	*
Noninterest expense	149	163	146	(14)	(9.01)	17	11.64
Affordable Housing Program assessment	15	28	41	(13)	(47.73)	(13)	(30.53)
Net income	$133	$255	$367	$(122)	(47.73)	$(112)	(30.53)
____________
* Not meaningful

Below are the primary factors that impacted net interest income and net income for the years ended December 31, 2021 and 2020:

•Net interest income included $59 million and $60 million, of advance prepayment fees for the years ended December 31, 2021 and 2020, respectively.

•Derivative and hedging adjustments contributed to $26 million of the decrease in net interest income.

•The remaining decrease in net interest income was primarily due to reduced advance balances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

•During 2020, the Bank recorded an $85 million gain from the sale of its private-label MBS investment portfolio and made an additional voluntary $20 million retirement plan contribution.

The following table presents the Bank’s significant income ratios for the years presented. These items are discussed in more detail below.

	For the Years Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020. vs. 2019
Return on average equity (ROE)	2.79%	3.95%	5.09%	(1.16)%	(1.14)%
ROE spread to average daily SOFR	2.75	3.59	2.89	(0.84)	0.70
Interest-rate spread	0.34	0.22	0.25	0.12	(0.03)

•The decrease in ROE for the years ended December 31, 2021 and 2020, was primarily due to the decrease in net income partially offset by the decrease in equity. The decrease in equity was the result of lower advance balances, as well as the change in activity-based capital stock requirements.

•The ROE spread to average daily SOFR for the years ended December 31, 2021 and 2020, was impacted by the explanations provided above related to changes in ROE. Additionally, the average daily SOFR decreased from 36 basis points for 2020 to four basis points for 2021.

•The increase in the Bank’s interest rate spread for the years ended December 31, 2021 and 2020, was primarily due to decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

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

The COVID-19 pandemic has and is expected to continue to influence these external factors and the financial markets. As discussed throughout this Report, the Federal Reserve has undertaken a number of emergency actions to increase market liquidity, which along with market conditions resulting from the COVID-19 pandemic, resulted in substantially higher deposit levels at member institutions. These higher deposit levels reduced member demand for new advances and gave rise to prepayments of existing advances, resulting in a significantly lower advance balance as of December 31, 2021, compared to historical advance levels. The Bank expects lower advance levels will continue into the foreseeable future, which reduced the Bank’s net income in 2021 and is expected to impact the Bank’s net income for 2022. If the Bank continues to experience these lower levels of net income, the amount that the Bank pays as dividends could be impacted.

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

	As of December 31,
	2021		2020		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$45,415	57.67	$52,168	56.52	$(6,753)	(12.95)
Investment securities	17,713	22.49	21,966	23.80	(4,253)	(19.36)
Other investments	14,108	17.92	14,414	15.62	(306)	(2.12)
Mortgage loans, net	149	0.19	218	0.24	(69)	(31.62)
Other assets	1,361	1.73	3,529	3.82	(2,168)	(61.45)
Total assets	$78,746	100.00	$92,295	100.00	$(13,549)	(14.68)
Consolidated obligations, net:
Discount notes	$25,506	34.40	$25,385	29.17	$121	0.47
Bonds	46,186	62.29	59,379	68.22	(13,193)	(22.22)
Deposits	2,054	2.77	1,998	2.30	56	2.79
Other liabilities	405	0.54	273	0.31	132	47.83
Total liabilities	$74,151	100.00	$87,035	100.00	$(12,884)	(14.80)
Capital stock	$2,383	51.85	$3,078	58.53	$(695)	(22.60)
Retained earnings	2,228	48.49	2,198	41.79	30	1.38
Accumulated other comprehensive loss	(16)	(0.34)	(16)	(0.32)	—	(6.59)
Total capital	$4,595	100.00	$5,260	100.00	$(665)	(12.63)

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2021		2020
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$21,819	0.29	$23,326	0.48
Due after one year through two years	3,247	1.20	3,803	1.80
Due after two years through three years	2,236	1.83	3,347	2.03
Due after three years through four years	3,145	1.51	2,643	1.93
Due after four years through five years	3,047	2.21	3,657	1.80
Due after five years through 15 years	10,920	1.65	13,242	2.06
Thereafter	513	3.39	625	3.34
Total par value	44,927	1.02	50,643	1.30
Deferred prepayment fees	(70)		(55)
Discount on AHP advances	(2)		(3)
Discount on EDGE (1) advances	(1)		(1)
Hedging adjustments	561		1,584
Total	$45,415		$52,168
____________
(1) Economic Development and Growth Enhancement Program

Total advances decreased by 13.0 percent as of December 31, 2021, compared to December 31, 2020. In response to the deteriorating market conditions in early 2020, the Federal Reserve implemented a number of asset purchase programs to provide additional liquidity to the financial markets. The additional market liquidity from monetary and fiscal stimulus actions resulted in increased deposits at the Bank’s members and lower demand for the Bank’s advances. The Bank expects that advance demand will continue at reduced levels. A significant percentage of advances made during 2021 were short-term advances.
As of December 31, 2021 and 2020, 78.1 percent and 78.8 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, primarily based on LIBOR and SOFR. As of December 31, 2021 and 2020, 59.6 percent and 63.2 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.08 percent and 0.38 percent, respectively, of the Bank’s variable-rate advances, which contained optionality, were swapped. The majority of the Bank’s variable-rate advances were indexed to SOFR and OIS. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based advances and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 71.4 percent of the Bank’s total advances outstanding as of December 31, 2021. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2021 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,
	2021							Change
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years		Total	2020 Total	Amount	Percent
Investment securities:
Trading Securities:
U.S. Treasury obligations	$—	$—	$—	$—		$—	$1,500	$(1,500)	(100.00)
Government-sponsored enterprises debt obligations	—	—	—	—		—	62	(62)	(100.00)
Total trading securities	—	—	—	—		—	1,562	(1,562)	(100.00)
Available-for-sale securities:
U. S. Treasury obligations	—	2,639	—	—		2,639	—	2,639	100.00
Held-to-maturity securities:
State or local housing agency debt obligations	—	1	—	—		1	1	—	—
Government-sponsored enterprises debt obligations	435	855	100	60		1,450	2,245	$(795)	(35.41)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2	2	217		221	295	(74)	(25.15)
Government-sponsored enterprises residential	—	17	39	4,871		4,927	7,283	(2,356)	(32.35)
Government-sponsored enterprises commercial	—	2,280	5,607	588		8,475	10,580	(2,105)	(19.89)
Total mortgage-backed securities	—	2,299	5,648	5,676		13,623	18,158	(4,535)	(24.98)
Total held-to-maturity securities	435	3,155	5,748	5,736		15,074	20,404	(5,330)	(26.12)
Total investment securities	435	5,794	5,748	5,736		17,713	21,966	(4,253)	(19.36)
Interest-bearing deposits (1)	688	—	—	—		688	1,644	(956)	(58.12)
Securities purchased under agreements to resell	7,000	—	—	—		7,000	9,500	(2,500)	(26.32)
Federal funds sold (2)	6,420	—	—	—		6,420	3,270	3,150	96.33
Total other investments	14,108	—	—	—		14,108	14,414	(306)	(2.12)
Total investments	$14,543	$5,794	$5,748	$5,736		$31,821	$36,380	$(4,559)	(12.53)
Weighted-average yields on (3):
Available-for-sale securities	0.00%	0.18%	0.00%	0.00%	0.00%
Held-to-maturity securities	0.21%	0.58%	0.56%	0.88%	0.96%
_________
(1)Interest-bearing deposits includes a $431 million business money market account with Truist Bank one of the Bank’s 10 largest borrowers, as of December 31, 2020.
(2) Federal funds sold includes $199 million and $180 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2021 and 2020, respectively.
(3) The weighted average yields on available-for-sale securities and held-to-maturity securities are calculated as the sum of each debt security using the period- end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable available-for-sale securities and held-to-maturity securities portfolio.

The decrease in total investment securities was primarily due to the maturities and prepayments that occurred during 2021. The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2021, as these investments were 295 percent of the Bank’s regulatory capital. As of December 31, 2020, these investments were 344 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in regulatory capital that resulted from a decrease in advances as of December 31, 2020. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declined below 300 percent.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2020 to December 31, 2021 was primarily due to the maturity and prepayments of these assets during the year.
The following table presents the Bank’s mortgage loans outstanding by redemption terms (dollars in millions).

As of December 31, 2021
Due in one year or less	$10
Due in one year through five years	36
Due after five years through 15 years	91
Thereafter	13
Total unpaid principal balance	150
Other adjustment, net (1)	(1)
Total mortgage loans held for portfolio	149
Allowance for credit losses on mortgage loans	—
Mortgage loans held for portfolio, net	$149
____________
(1) Consists of premiums, discounts, and hedging adjustments.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2021 and 2020. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2021	2020
	Percent of Total	Percent of Total
Florida	23.14	22.98
South Carolina	22.45	21.74
Georgia	11.41	10.33
Virginia	10.92	10.68
North Carolina	8.47	8.33
All other	23.61	25.94
Total	100.00	100.00

Deposits

The Bank offers demand and overnight deposit programs to members and qualifying non-members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit funds in the Bank that are collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loans. All the Bank’s deposits are uninsured. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may fluctuate significantly. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank.

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2020 to December 31, 2021 was primarily a result of the decrease in advances outstanding during the year. Consolidated obligation issuances financed 91.0 percent of the $78.7 billion in total assets as of December 31, 2021, a slight decrease from the financing ratio of 91.8 percent as of December 31, 2020.
The Bank often simultaneously entered into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2021 and 2020, 83.8 percent and 23.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2021 and 2020. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2021 and 4.42 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 30, 2020. Beginning June 30, 2020, the Bank ceased issuing LIBOR-based consolidated obligation bonds and entering into LIBOR-based derivatives with maturities/termination dates beyond December 31, 2021.

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 10—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2021 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 15, 2021, the Bank received notification from the Director that, based on September 30, 2021 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of December 31, 2021, the Bank was in compliance with this ratio.

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

Under the Bank’s financial management policy, the Bank targets were to maintain (1) a capital-to-assets ratio of 4.50 percent to 6.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark after providing for retained earnings as discussed above. Beginning in 2021, the Bank began using SOFR as the index for its dividend spreads. The Bank’s ability to maintain dividends depends on the Bank’s actual performance, its ability to maintain adequate retained earnings, other factors described in Item 1A, Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2021, 2020, and 2019, is contained in Note 10—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2021 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2021 and 2020.

Net Income
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	Amount	Percent	Amount	Percent
Net interest income	$281	$333	$535	$(52)	(15.51)	$(202)	(37.76)
Reversal of provision for credit losses	(1)	—	—	(1)	27.30	—	*
Noninterest income	15	113	19	(98)	(86.68)	94	*
Noninterest expense	149	163	146	(14)	(9.01)	17	11.64
Affordable Housing Program assessment	15	28	41	(13)	(47.73)	(13)	(30.53)
Net income	$133	$255	$367	$(122)	(47.73)	$(112)	(30.53)
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

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Interest income:
Advances	$306	$870	$2,451
Investments	133	394	1,271
Mortgage loans	9	13	18
Total interest income	448	1,277	3,740

Interest expense:
Consolidated obligations	167	939	3,179
Interest-bearing deposits	—	5	26
Total interest expense	167	944	3,205
Net interest income	$281	$333	$535

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $219 million, $285 million, and $31 million during the years ended December 31, 2021,

2020, and 2019, respectively.

Below are the primary factors that impacted net interest income and net income for the years ended December 31, 2021 and 2020:

•Net interest income included $59 million and $60 million, of advance prepayment fees for the years ended December 31, 2021 and 2020, respectively.

•Derivative and hedging adjustments contributed to $26 million of the decrease in net interest income.

•The remaining decrease in net interest income was primarily due to reduced advance balances and other interest-earning assets, partially offset by a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

•During 2020, the Bank recorded an $85 million gain from the sale of its private-label MBS investment portfolio and made an additional voluntary $20 million retirement plan contribution.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2021, 2020, and 2019 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in Noninterest income (loss) as “Net (losses) gains on derivatives.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread. The Bank’s interest-rate spread was 34 basis points, 22 basis points, and 25 basis points for 2021, 2020, and 2019, respectively. The increase in interest-rate spread during 2021, compared to 2020, was primarily due to the decreases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,516	$2	0.12	$3,273	$17	0.54	$4,101	$93	2.27
Securities purchased under agreements to resell	3,966	2	0.07	8,248	32	0.39	5,528	118	2.13
Federal funds sold	10,299	8	0.08	12,423	48	0.39	12,623	279	2.21
Investment securities (2)	18,305	121	0.66	24,850	297	1.19	26,521	781	2.95
Advances (3)	47,912	306	0.64	80,991	870	1.07	98,428	2,451	2.49
Mortgage loans (4)	179	9	5.37	260	13	4.90	329	18	5.46
Loans to other FHLBanks	2	—	0.07	1	—	0.09	12	—	2.54
Total interest-earning assets	82,179	448	0.55	130,046	1,277	0.98	147,542	3,740	2.53
Allowance for credit losses on mortgage loans	—			(1)			(1)
Other assets	1,113			1,626			1,153
Total assets	$83,292			$131,671			$148,694
Liabilities and Capital
Interest-bearing deposits (5)	$2,456	—	—	$1,982	5	0.23	$1,307	26	2.03
Consolidated obligations, net:
Discount notes	23,617	12	0.05	52,397	357	0.68	59,736	1,371	2.29
Bonds	51,785	155	0.30	69,865	582	0.83	79,635	1,808	2.27
Other borrowings	1	—	3.41	3	—	2.70	8	—	3.51
Total interest-bearing liabilities	77,859	167	0.21	124,247	944	0.76	140,686	3,205	2.28
Other liabilities	654			971			799
Total capital	4,779			6,453			7,209
Total liabilities and capital	$83,292			$131,671			$148,694
Net interest income and net yield on interest-earning assets		$281	0.34		$333	0.26		$535	0.36
Interest-rate spread			0.34			0.22			0.25
Average interest-earning assets to interest-bearing liabilities			105.55			104.67			104.87
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Interest income and average yield include net prepayment fees on advances of $59 million, $60 million, and $3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(4)Nonperforming mortgage loans are included in average balances used to determine average rate.
(5)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below and as discussed above, the overall changes in net interest income during 2021, compared to 2020, were impacted by lower advances and interest-earning asset balances, along with related changes to debt funding balances. Additionally, during 2021, compared to 2020, there was a decrease in interest rates which impacted interest-bearing liabilities more than interest-earning assets.

	2021 vs. 2020			2020 vs. 2019
	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)	Total Change
Change in interest income:
Interest-bearing deposits	$(6)	$(9)	$(15)	$(16)	$(60)	$(76)
Securities purchased under agreements to resell	(11)	(19)	(30)	40	(126)	(86)
Federal funds sold	(7)	(33)	(40)	(4)	(227)	(231)
Investment securities	(65)	(111)	(176)	(46)	(438)	(484)
Advances	(283)	(281)	(564)	(376)	(1,205)	(1,581)
Mortgage loans	(5)	1	(4)	(3)	(2)	(5)
Total	(377)	(452)	(829)	(405)	(2,058)	(2,463)
Change in interest expense:
Interest-bearing deposits	1	(6)	(5)	10	(31)	(21)
Consolidated obligations, net:
Discount notes	(128)	(217)	(345)	(151)	(863)	(1,014)
Bonds	(123)	(304)	(427)	(199)	(1,027)	(1,226)
Total	(250)	(527)	(777)	(340)	(1,921)	(2,261)
Change in net interest income	$(127)	$75	$(52)	$(65)	$(137)	$(202)
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
Derivatives and Hedging Activity
The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations for the years presented (in millions):

	For the Year Ended December 31, 2021
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(99)	$—	$—	$(99)
Net changes in fair value hedges	125	—	(8)	117
Net interest settlements on derivatives (1)	(331)	—	113	(218)
Other (2)	(19)	—	—	(19)
Total effect on net interest income	$(324)	$—	$105	$(219)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$1	$—	$2
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$1	$—	$—	$1
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

	For the Year Ended December 31, 2020
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities	$(56)	$—	$(2)	$—	$(58)
Net changes in fair value hedges	36	—	2	—	38
Net interest settlements on derivatives (1)	(341)	—	41	39	(261)
Other (2)	(4)	—	—	—	(4)
Total effect on net interest income	$(365)	$—	$41	$39	$(285)
Effect on noninterest income:
Losses on derivatives not receiving hedge accounting including net interest settlements	$(2)	$(4)	$—	$—	$(6)
Net gains on trading securities (3)	—	3	—	—	3
Total effect on noninterest income	$(2)	$(1)	$—	$—	$(3)
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
Effect on net interest income:
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

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) for the years presented (dollars in millions):

				Change
	For the Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$—	$—	$(13)	$—	—	$13	100.00
Net (losses) gains on trading securities	(1)	4	3	(5)	(121.07)	1	25.94
Net gains (losses) on derivatives	1	(6)	(4)	7	121.27	(2)	(49.13)
Net realized gains from sale of investment securities	—	85	—	(85)	(100.00)	85	100.00
Standby letters of credit fees	11	19	24	(8)	(42.75)	(5)	(19.69)
Other	4	11	9	(7)	(71.42)	2	28.34
Total noninterest income	$15	$113	$19	$(98)	(86.68)	$94	*
____________
* Not meaningful.

During the first quarter of 2020, the Bank sold its entire private-label MBS portfolio. Proceeds from the sale totaled $921 million and resulted in a realized gain of $85 million.

The decrease in standby letters of credit fees income is due to the decreased balance in standby letters of credit.
Noninterest Expense and AHP Assessment
The following table presents noninterest Expense and AHP Assessment for the years presented (dollars in millions):

	For the Years Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Noninterest expense:
Compensation and benefits	$80	$102	$77	$(22)	$25
Cost of quarters	4	4	4	—	—
Other operating expenses	34	32	35	2	(3)
Total operating expenses	118	138	116	(20)	22
Finance Agency and Office of Finance	17	17	18	—	(1)
Other	14	8	12	6	(4)
Total noninterest expense	149	163	146	(14)	17
Affordable Housing Program assessment	15	28	41	(13)	(13)
Total noninterest expense and AHP assessment	$164	$191	$187	$(27)	$4

The decrease in total noninterest expense for 2021, compared to 2020, was primarily due to the Bank making an additional $20 million retirement plan contribution in 2020, which was recorded in compensation and benefits expense,

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data.

The following table presents selected statement of condition and results of operations data. The following data, insofar as it relates to each of the years 2017 to 2021, have been derived from annual financial statements, The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or annual periods (dollars in millions):

	As of or for the Years Ended December 31,
	2021	2020	2019	2018	2017
Statements of Condition (as of year end)
Total assets	$78,746	$92,295	$149,857	$154,476	$146,566
Advances	45,415	52,168	97,167	108,462	102,440
Investments (1)	31,821	36,380	50,617	44,309	40,378
Mortgage loans held for portfolio, net	149	218	296	360	435
Interest-bearing deposits	2,054	1,998	1,492	1,176	1,177
Consolidated obligations, net:
Discount notes (2)	25,506	25,385	52,134	66,025	50,139
Bonds (2)	46,186	59,379	88,503	79,114	87,523
Total consolidated obligations, net (2)	71,692	84,764	140,637	145,139	137,662
Affordable Housing Program payable	61	82	89	85	77
Capital stock - putable	2,383	3,078	4,988	5,486	5,154
Retained earnings	2,228	2,198	2,153	2,110	2,003
Accumulated other comprehensive (loss) income	(16)	(16)	22	51	110
Total capital	4,595	5,260	7,163	7,647	7,267
Statements of Income (for the year ended)
Net interest income (3)	281	333	535	561	157
Net impairment losses recognized in earnings	—	—	(13)	(3)	(2)
Net (losses) gains on trading securities	(1)	4	3	(1)	(5)
Net realized gains from sale of investment securities	—	85	—	—	—
Net gains (losses) on derivatives	1	(6)	(4)	29	341
Standby letters of credit fees	11	19	24	25	26
Other income (4)	4	11	9	1	7
Noninterest expense	149	163	146	150	136
Income before assessment	148	283	408	462	388
Affordable Housing Program assessment	15	28	41	46	39
Net income	133	255	367	416	349
Performance Ratios (%)
Return on equity (5)	2.79	3.95	5.09	5.54	4.97
Return on assets (6)	0.16	0.19	0.25	0.27	0.25
Net interest margin (7)	0.34	0.26	0.36	0.37	0.11
Regulatory capital ratio (as of year end) (8)	5.86	5.72	4.77	4.92	4.88
Equity to assets ratio (9)	5.74	4.90	4.85	4.93	4.97
Dividend payout ratio (10)	77.27	93.86	88.25	74.12	68.40

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2021	$580,909
December 31, 2020	662,051
December 31, 2019	885,114
December 31, 2018	886,081
December 31, 2017	896,441

(3) The Bank adopted new accounting guidance related to derivatives and hedging activities effective January 1, 2019.
(4) Other income includes service fees and other items.
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
As discussed elsewhere in this Report, the COVID-19 pandemic continued to impact the financial markets throughout 2021. The Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members throughout 2021. The Bank relies on access to the capital markets to meet its funding needs, and the Bank expects continued sufficient access to capital markets.
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
The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities. See the notes to the Bank’s 2021 audited financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2021.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank met this liquidity requirement throughout 2021.
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

The Bank has met this liquidity requirement as directed by the Finance Agency throughout 2021.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$845	$(441)	$(200)
Investing activities	10,634	59,849	6,151
Financing activities	(13,505)	(57,414)	(5,075)
Net (decrease) increase in cash and due from banks	$(2,026)	$1,994	$876

Net operating cash flows fluctuate primarily based on net income and net change in derivatives and hedging activities. The Bank recorded a net positive change of $673 million in derivative and hedging activities for 2021 compared to a net negative change of $482 million in derivative and hedging activities in 2020. The change in derivative and hedging activities was driven by the change in interest rates.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities. The Bank issued $82.1 billion of advances and collected $87.9 billion of advances principal in 2021 compared to $195.4 billion and $241.3 billion, respectively, in 2020. The Bank purchased investment securities of $3.2 billion and received proceeds from principal collected of $7.6 billion in 2021 compared to $6.3 billion and $12.5 billion, respectively, in 2020.

Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations. The Bank issued $635.0 billion in consolidated obligations and paid $647.7 billion for maturing and retiring consolidated obligations in 2021, compared to $457.4 billion and $513.2 billion, respectively, in 2020.

Anticipated Cash Expenditures

The following table presents the payment due date or expiration terms of the Bank’s significant anticipated cash expenditures as of December 31, 2021 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations(1)	$42,147	$12,810	$12,549	$4,447	$71,953
Pension and post-retirement contributions(2)	11	4	8	11	34
Total	$42,158	$12,814	$12,557	$4,458	$71,987
____________
(1) Does not include contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemption.
(2) Includes future funding contribution for the qualified pension plan and scheduled benefit payments for the nonqualified defined benefit plans.

Refer to the respective footnote in Item 8, Financial Statements and Supplementary Data for more information on each of the contractual obligations listed in the above table.

Off-balance Sheet Commitments
The Bank’s primary off-balance sheet commitments are as follows:
•the Bank’s joint and several liability for all FHLBank consolidated obligations; and
•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2021, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2021 and 2020. As of December 31, 2021, the FHLBanks had $652.9 billion in aggregate par value of consolidated obligations issued and outstanding, $72.0 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2021.
Refer to Note 15—Commitments and Contingencies to the Bank’s 2021 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

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

•market indices (primarily SOFR and the OIS curve);

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

Refer to Note 14—Estimated Fair Values to the Bank’s 2021 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2021 and 2020. The Bank uses derivatives in its risk management program for the following purposes:

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

Assessment of Hedge Effectiveness

An assessment must be made to determine the effectiveness of qualifying hedging relationships. To make such an assessment, the Bank may use either (1) the short-cut method; or (2) the long-haul method.

If the hedging instrument is a swap and meets specific criteria, the hedging relationship may qualify for the short-cut method of assessing effectiveness. The short-cut method allows for an assumption of no ineffectiveness, which means that the change in the fair value of the hedged item is assumed to be equal and offsetting to the change in fair value of the hedging instrument. The Bank does not apply the short-cut method to hedging relationships.

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in the fair value of the derivative. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net (losses) gains on derivatives” on the Statements of Income.

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

Recently Issued But Not Yet Adopted Accounting Standards
See Note 3—Recently Issued But Not Yet Adopted Accounting Standards to the Bank’s 2021 audited financial statements for a discussion of recently issued but not yet adopted accounting standards.

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

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the Finance Agency published a policy statement on fair lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. On August 12, 2021, the Finance Agency and the Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact.

FHLBank Membership Supervisory Letter. On September 9, 2021, the Finance Agency published a supervisory letter addressing certain FHLBank membership issues, including:

•requirements for de novo CDFIs;

•automatic transfer of membership;

•large non-member institutions merging with small member institutions;

•membership applicant’s compliance with financial condition requirements, and

•the definition of insurance company.

The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. The Supervisory Letter expresses the Finance Agency’s views on those matters, which views include the articulation of certain restrictions on eligibility for membership. The restrictions could result in:

•fewer opportunities for FHLBank membership; and/or

•ineligibility for continued membership by certain entities, most notably CDFIs, insurance companies and large institutions that have acquired small members.

Accordingly, the restrictions could result in reduced opportunities for the Bank to grow its membership and, in turn, fewer opportunities to provide its financial services.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation became effective on December 13, 2021.

Although the Bank does not currently expect the Regulatory Interpretation to have a material impact on its financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. The Financial Industries Regulatory Authority (FINRA) amended FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). Once the margining requirements are effective, the Bank will be required to collateralize its transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, the collateralization requirements will expose the Bank to credit risk from its counterparties to such transactions.

CFTC and Other Derivatives Developments. The Dodd-Frank Act mandated the U.S. federal regulation of the over-the-counter (OTC) derivatives market and granted new joint regulatory authority to the SEC and the U.S. Commodity Futures Trading Commission (CFTC) over OTC derivatives. The SEC and CFTC have completed most of their rules to implement the Dodd-Frank Act’s requirements. Pursuant thereto, certain of Bank’s derivatives operations have become subject to, among other things, new recordkeeping, reporting and documentation requirements. In addition, certain non-cleared derivatives entered into as part of the Bank’s derivatives operations have become subject to two-way variation margin requirements and may become subject to two-way initial margin requirements beginning in 2022. These margining requirements are expected to increase the cost of non-cleared derivatives. Collectively, the Dodd-Frank Act requirements have increased the direct and indirect costs of the FHLBanks’ hedging and related activities and will likely increase them further in the future. The Bank does not expect these costs to have a material impact on its financial condition or results of operations.

Affordable Housing and Community Investment. As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required. Increased contributions to the FHLBanks’ affordable housing programs would result in less net income being available for other purposes. The FHLBanks continue to actively monitor any such potential legislation and developments.

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

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances strategic and tactical decisions. Additionally, the Bank aspires to achieve and exceed best practices in governance, ethics, compliance and operations, and to sustain a diverse and inclusive corporate culture of equity, transparency, integrity, and adherence to legal and ethical obligations.
The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives in 2021 that represent the foundation of the Bank’s strategic and tactical planning:

•Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent in the Bank’s business activities and provide sufficient resiliency to withstand potential stressed losses.

•Market Risk/Earnings - Produce a competitive return on equity, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets within a conservative risk management framework.

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

•Governance/Compliance/Legal - compliance fully with all applicable laws and regulations and manage all legal risk effectively and efficiently.

•Mission/Business Model - deliver financial services and consistent access to affordable funds in the size, cost and structure shareholders desire, helping them to manage risk and extend credit in their communities, while achieving the Bank’s affordable housing mission goals and provide value through the consistent payment of dividends and the repurchasing of excess stock.

•Operational Risk - deliver an employee value proposition that allows the Bank to attract, retain, engage and develop staff to meet the evolving needs of our key stakeholders and effectively manage enterprise-wide risks. Manage the key risks associated with operational availability and resiliency of critical systems and services, the integrity and security of the Bank's information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards. Manage the key risks associated with cyber security threats.

•Reputation - recognize the importance of and advance positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank’s ability to achieve its mission.

The board and management recognize that risk and risk producing events are dynamic and ever-present. Accordingly, reporting, analyzing, and mitigating risks are paramount to successful corporate governance.

The Risk Management Policy (RMP) also governs the Bank’s approach to managing the above risks. The Bank’s board of directors reviews the RMP annually and approves amendments to the RMP from time to time as necessary. To promote compliance with the RMP, the Bank has established internal management committees to provide oversight of these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors. In addition to the established risk appetite and the RMP, the Bank is also subject to Finance Agency regulations and policies regarding risk management.

Transition of LIBOR to an Alternative Reference Rate

On March 5, 2021, the United Kingdom's Financial Conduct Authority (FCA) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before June 30, 2023, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

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

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and has worked to identify and update contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in all outstanding LIBOR-linked advance confirmations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. Further, the Bank and each of its counterparties has adhered to the Supplement to the 2006 ISDA Definitions and the ISDA 2020 IBOR Fallbacks Protocol. This adherence by the Bank and its counterparties amended all of the Bank’s legacy bilateral LIBOR-based derivative transactions to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. It is also anticipated that LIBOR-based derivative transactions cleared through a clearinghouse and that mature after June 30, 2023, will also have their LIBOR-based rate transactions amended to become or be replaced by SOFR-based rate transactions pursuant to clearinghouse rules. The Bank continues to monitor developments with respect to the adoption of fallback language in the investment securities currently held by the Bank.

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure (in millions).

	As of December 31, 2021
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$56	$5	$830	$891
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	435	—	465	900
Mortgage-backed securities	—	23	10,994	11,017
Total investment securities	435	23	11,459	11,917
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	561	338	3,332	4,231
Uncleared	88	23	2,512	2,623
Total interest-rate swaps	649	361	5,844	6,854
Total principal/notional amount	$1,140	$389	$18,133	$19,662

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$142	$71	$50	$263
Uncleared	28	—	—	28
Total principal/notional amount	$170	$71	$50	$291
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2020
	Due/Terminates in	Due/Terminates in	Due/Terminates through	Due/Terminates
	2021	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$5,349	$907	$5	$830	$7,091
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	160	435	—	465	1,060
Mortgage-backed securities	19	15	448	15,148	15,630
Total investment securities	179	450	448	15,613	16,690
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	1,647	2,110	945	5,198	9,900
Uncleared	99	135	28	3,767	4,029
Total interest-rate swaps	1,746	2,245	973	8,965	13,929
Total principal/notional amount	$7,274	$3,602	$1,426	$25,408	$37,710

Liabilities with LIBOR exposure
Consolidated bonds by contractual maturity (principal amount)	$10,575	$—	$—	$—	$10,575
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	520	142	71	50	783
Uncleared	173	28	25	60	286
Total interest-rate swaps	693	170	96	110	1,069
Total principal/notional amount	$11,268	$170	$96	$110	$11,644
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure. The following table presents the notional amount of caps and floors with LIBOR exposure (in millions).

	As of December 31,
	2021	2020
Terminates before or on December 31, 2021	$—	$3,000
Terminates after June 30, 2023	4,000	4,000
Total (1)	$4,000	$7,000
___________
(1) The estimated net fair value of these interest-rate caps and floors was less than $1 million as of December 31, 2021 and 2020.

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

The Bank monitors risks related to LIBOR-linked collateral, including any shareholders with concentrations in LIBOR-linked pledged collateral. Beginning January 1, 2022, the Bank ceased accepting newly originated LIBOR-linked collateral.

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

Interest-rate risk represents the risk that the aggregate market value or estimated fair value of the Bank’s asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms including repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever an asset and a liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term, while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different bases, such SOFR versus the Bank’s cost of funds. Different bases can move at different rates or in different directions, which can cause erratic changes in revenues and expenses. Option risk is presented by the optionality that is embedded in some assets and liabilities. Mortgage assets represent the primary source of option risk.

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

•As an asset-liability management tool, for which hedge accounting is not applied (non-qualifying hedge). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income or expense of these derivatives in the “Noninterest income (loss)” section of the Statements of Income as “Net gains (losses) on derivatives” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

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

			As of December 31,
			2021	2020
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$1,909	$2,306
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	18,420	22,501
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	742	558
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	8	41
		Total	21,079	25,406
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	—	56
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	788	1,395
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	24,473	85
		Total	25,261	1,480
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	—	1,115
Balance Sheet
Pay fixed, receive variable interest-rate swap	Converts the asset or liability fixed rate to a variable-rate index.	Non-qualifying hedges	—	20
Pay variable, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	—	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	7,000
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	—
		Total	4,040	7,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	24	25
Total notional amount			$50,404	$35,122

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2021			2020
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	0.53	0.37	0.39	0.67	0.52	0.48
Liabilities	0.28	0.36	0.27	0.34	0.30	0.27
Equity	4.17	0.54	2.38	5.32	4.10	3.99
Effective duration gap	0.25	0.01	0.12	0.33	0.22	0.21
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

The prepayment risk in both advances and investment assets can significantly affect the Bank’s effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower’s decision to prepay an advance unless the advance contains explicit par value prepayment options. Bank policy establishes these prepayment fees.
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 14—Estimated Fair Values to the Bank’s 2021 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2021			2020
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$78,898	$78,173	$77,600	$91,612	$90,868	$90,046
Liabilities	73,794	73,541	73,097	85,617	85,482	84,996
Equity	5,104	4,632	4,503	5,995	5,386	5,050
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

	As of December 31,
	2021		2020
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	243	$42,946	298	$37,713
102	20	1,774	32	12,849
103	2	150	3	35
104	2	57	3	46
Unrated (1)	1	—	—	—
Total	268	$44,927	336	$50,643
____________
(1) The amount of unrated par value of outstanding advances was not material as of December 31, 2021.

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of December 31, 2021, and their total outstanding advance and standby letters of credit balance was $17.8 billion and $1.1 billion, respectively, as of December 31, 2021.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2021 and December 31, 2020. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2021	$44,927	$299,844	63.09	12.52	24.39
As of December 31, 2020	50,643	326,602	62.96	11.01	26.03
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
Consistent with the provisions of the CARES Act, the Bank accepted loan collateral under forbearance agreements through July 31, 2021. Loans that entered into forbearance agreements from March 1, 2020 until July 31, 2021, and continue to meet all eligibility and collateral relief program requirements, are expected to continue to be eligible collateral for the duration of the forbearance period of each loan (not to exceed 12 months). The Bank monitors risks related to collateral under forbearance agreements, including any shareholders with forbearance concentrations.
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2021 and 2020.

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

	As of December 31, 2021
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$820	$—	$820
Austria	55	—	55
Canada	2,315	—	2,315
Finland	655	—	655
France	376	—	376
Germany	1,010	—	1,010
Netherlands	790	—	790
Sweden	200	—	200
United States of America	199	688	887
Total	$6,420	$688	$7,108

	As of December 31, 2020
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$970	$—	$970
Canada	400	—	400
Finland	250	—	250
France	200	—	200
Germany	970	—	970
Sweden	300	—	300
United States of America	180	1,644	1,824
Total	$3,270	$1,644	$4,914

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $7.1 billion as of December 31, 2021 from $4.9 billion as of December 31, 2021. Australia & New Zealand Banking Group, Bank of Nova Scotia, Cooperatieve Rabobank UA, Landesbank Baden Wuerttemberg, and Royal Bank of Canada each represented greater than 10 percent and collectively represented 63.4 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of December 31, 2021, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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
The following table presents information on the credit ratings of the Bank’s investments held as of December 31, 2021 (in millions), based on their credit ratings as of December 31, 2021. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2021
	Carrying Value
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,450	$—	$—	$1,450
U.S. Treasury obligations	—	2,639	—	—	2,639
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	221	—	—	221
Government-sponsored enterprises residential	—	4,927	—	—	4,927
Government-sponsored enterprises commercial	547	7,928	—	—	8,475
Total mortgage-backed securities	547	13,076	—	—	13,623
Total investment securities	547	17,166	—	—	17,713
Other investments:
Interest-bearing deposits	—	3	379	306	688
Securities purchased under agreements to resell	—	4,000	2,500	500	7,000
Federal funds sold	—	1,930	4,291	199	6,420
Total other investments	—	5,933	7,170	1,005	14,108
Total investments	$547	$23,099	$7,170	$1,005	$31,821

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2021.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would have been required to deliver collateral at fair value to its uncleared derivative counterparties that was not material as of December 31, 2021.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2021.

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

	As of December 31, 2021
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure:
Single-A	$10	$—	$—	$—	$—
Cleared derivatives	15,357	(3)	334	—	331
Total derivative positions with non-member counterparties to which the Bank had credit exposure	15,367	(3)	334	—	331
Member institutions (1)	12	1	—	(1)	—
Total	$15,379	$(2)	$334	$(1)	$331
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

The following table presents the Bank’s credit ratios for mortgage loans held for portfolio, along with each component of the ratio’s calculation (dollars in millions):

	As of December 31,
	2021	2020
Average mortgage loans held for portfolio outstanding during the year (1)	$180	$261
Mortgage loans held for portfolio (1)	$150	$219
Nonaccrual loans (1)	$6	$12
Allowance for credit losses on mortgage loans held for portfolio (2)	$—	$1
Net charge-offs (3)	$—	$—

Ratios (%)
Net charge-offs to average mortgage loans held for portfolio outstanding during the year	0.05	0.04
Allowance for credit losses to mortgage loans held for portfolio	0.09	0.17
Nonaccrual loans to mortgage loans held for portfolio	4.30	5.58
Allowance for credit losses to nonaccrual loans	2.09	3.06
____________
(1) Represents unpaid principal balance.
(2) The amount of allowance for credit losses on mortgage loans held for portfolio was not material as of December 31, 2021.
(3) The amount of net charge-offs was not material as of December 31, 2021 and 2020.
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

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2021 and continuing into 2022, the Bank faces business risk, which may include changes in:

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “FHLBank”) as of December 31, 2021 and 2020, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 13 and 14 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2021 was $50 billion, of which 92% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $331 million and $22 million, respectively. The fair values of interest-rate related derivatives and hedged items are calculated using a discounted cash flow analysis, which utilizes market-observable inputs. The significant assumptions used in the model include discount rates, market indices, and market volatility.

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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
March 3, 2022

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2021	2020
Assets
Cash and due from banks	$879	$2,905
Interest-bearing deposits (including deposits with other FHLBanks of $3 and $5 as of December 31, 2021 and 2020, respectively)	688	1,644
Securities purchased under agreements to resell	7,000	9,500
Federal funds sold	6,420	3,270
Investment securities:
Trading securities	—	1,562
Available-for-sale securities (amortized cost of $2,648 and $0 as of December 31, 2021 and 2020, respectively)	2,639	—
Held-to-maturity securities (fair value of $15,099 and $20,489 as of December 31, 2021 and 2020, respectively)	15,074	20,404
Total investment securities	17,713	21,966
Advances	45,415	52,168
Mortgage loans held for portfolio, net	149	218
Accrued interest receivable	57	88
Derivative assets	331	391
Other assets, net	94	145
Total assets	$78,746	$92,295
Liabilities
Interest-bearing deposits	$2,054	$1,998
Consolidated obligations, net:
Discount notes	25,506	25,385
Bonds	46,186	59,379
Total consolidated obligations, net	71,692	84,764
Mandatorily redeemable capital stock	1	—
Accrued interest payable	72	45
Affordable Housing Program payable	61	82
Derivative liabilities	22	11
Other liabilities	249	135
Total liabilities	74,151	87,035
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of December 31, 2021 and 2020, respectively	715	943
Subclass B2 issued and outstanding shares: 17 and 21 as of December 31, 2021 and 2020, respectively	1,668	2,135
Total capital stock Class B putable	2,383	3,078
Retained earnings:
Restricted	615	588
Unrestricted	1,613	1,610
Total retained earnings	2,228	2,198
Accumulated other comprehensive loss	(16)	(16)
Total capital	4,595	5,260
Total liabilities and capital	$78,746	$92,295

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Interest income
Advances	$306	$870	$2,451
Interest-bearing deposits	2	17	93
Securities purchased under agreements to resell	2	32	118
Federal funds sold	8	48	279
Trading securities	1	10	25
Available-for-sale securities	2	3	85
Held-to-maturity securities	118	284	671
Mortgage loans	9	13	18
Total interest income	448	1,277	3,740
Interest expense
Consolidated obligations:
Discount notes	12	357	1,371
Bonds	155	582	1,808
Interest-bearing deposits	—	5	26
Total interest expense	167	944	3,205
Net interest income	281	333	535
Reversal of provision for credit losses	(1)	—	—
Net interest income after reversal of provision for credit losses	282	333	535
Noninterest income (loss)
Net impairment losses recognized in earnings	—	—	(13)
Net (losses) gains on trading securities	(1)	4	3
Net realized gains from sale of available-for-sale securities	—	82	—
Net realized gains from sale of held-to-maturity securities	—	3	—
Net gains (losses) on derivatives	1	(6)	(4)
Standby letters of credit fees	11	19	24
Other	4	11	9
Total noninterest income	15	113	19
Noninterest expense
Compensation and benefits	80	102	77
Other operating expenses	38	36	39
Finance Agency	10	10	10
Office of Finance	7	7	8
Other	14	8	12
Total noninterest expense	149	163	146
Income before assessment	148	283	408
Affordable Housing Program assessment	15	28	41
Net income	$133	$255	$367

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$133	$255	$367
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(9)	—	—
Reclassification of unrealized gains related to the sale of available-for-sale securities	—	(41)	—
Net noncredit portion of other-than-temporary impairment losses on available-for sale securities	—	—	(31)
Pension and postretirement benefits	9	3	2
Total other comprehensive loss	—	(38)	(29)
Total comprehensive income	$133	$217	$338

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2018	55	$5,486	$463	$1,647	$2,110	$51	$7,647
Issuance of capital stock	91	9,087	—	—	—	—	9,087
Repurchase/redemption of capital stock	(96)	(9,564)	—	—	—	—	(9,564)
Net shares reclassified to mandatorily redeemable capital stock	—	(21)	—	—	—	—	(21)
Comprehensive income (loss)	—	—	74	293	367	(29)	338
Cash dividends on capital stock	—	—	—	(324)	(324)	—	(324)
Balance, December 31, 2019	50	4,988	537	1,616	2,153	22	7,163
Issuance of capital stock	51	5,078	—	—	—	—	5,078
Repurchase/redemption of capital stock	(70)	(6,966)	—	—	—	—	(6,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(22)	—	—	—	—	(22)
Comprehensive income (loss)	—	—	51	204	255	(38)	217
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(239)	(239)	—	(239)
Balance, December 31, 2020	31	3,078	588	1,610	2,198	(16)	5,260
Issuance of capital stock	13	1,325	—	—	—	—	1,325
Repurchase/redemption of capital stock	(20)	(1,993)	—	—	—	—	(1,993)
Net shares reclassified to mandatorily redeemable capital stock	—	(27)	—	—	—	—	(27)
Comprehensive income	—	—	27	106	133	—	133
Cash dividends on capital stock	—	—	—	(103)	(103)	—	(103)
Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities
Net income	$133	$255	$367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	4	(118)	(149)
Reversal of provision for credit losses	(1)	—	—
Net change in derivative and hedging activities	673	(482)	(456)
Net change in fair value adjustment on trading securities	1	(4)	(3)
Net impairment losses recognized in earnings	—	—	13
Net realized gains from sale of available-for-sale securities	—	(82)	—
Net realized gains from sale of held-to-maturity securities	—	(3)	—
Net change in:
Accrued interest receivable	31	171	36
Other assets	50	83	(29)
Affordable Housing Program payable	(23)	(8)	3
Accrued interest payable	27	(166)	8
Other liabilities	(50)	(87)	10
Total adjustments	712	(696)	(567)
Net cash provided by (used in) operating activities	845	(441)	(200)
Investing activities
Net change in:
Interest-bearing deposits	1,074	1,831	2,860
Securities purchased under agreements to resell	2,500	(700)	(5,050)
Federal funds sold	(3,150)	6,556	(848)
Loans to other FHLBanks	—	—	500
Trading securities:
Proceeds from sale	61	—	—
Proceeds from principal collected	1,500	—	—
Purchases of long-term	—	—	(1,499)
Available-for-sale securities:
Proceeds from sale	—	726	—
Proceeds from principal collected	—	—	188
Purchases of long-term	(2,647)	—	—
Held-to-maturity securities:
Proceeds from sale	—	195	—
Proceeds from principal collected	6,038	11,583	9,062
Purchases of long-term	(556)	(6,280)	(11,087)
Advances:
Proceeds from principal collected	87,878	241,287	363,655
Made	(82,129)	(195,421)	(351,691)
Mortgage loans:
Proceeds from principal collected	70	78	63
Proceeds from sale of foreclosed assets	—	1	2
Purchases of premises, equipment, and software	(5)	(7)	(4)
Net cash provided by investing activities	10,634	59,849	6,151

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2021	2020	2019
Financing activities
Net change in interest-bearing deposits	56	480	332
Net payments on derivatives containing a financing element	(6)	(5)	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	594,148	387,299	845,332
Bonds	40,803	70,127	115,627
Payments for debt issuance costs	(2)	(8)	(10)
Payments for maturing and retiring consolidated obligations:
Discount notes	(594,018)	(413,915)	(859,116)
Bonds	(53,689)	(99,271)	(106,415)
Proceeds from issuance of capital stock	1,325	5,078	9,087
Payments for repurchase/redemption of capital stock	(1,993)	(6,966)	(9,564)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(26)	(23)	(21)
Partial recovery of prior capital distribution to Financing Corporation	—	29	—
Cash dividends paid	(103)	(239)	(324)
Net cash used in financing activities	(13,505)	(57,414)	(5,075)
Net (decrease) increase in cash and due from banks	(2,026)	1,994	876
Cash and due from banks at beginning of the year	2,905	911	35
Cash and due from banks at end of the year	$879	$2,905	$911
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$146	$1,233	$3,294
Affordable Housing Program assessments, net	$36	$35	$37
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$27	$22	$21
Held-to-maturity securities acquired with accrued liabilities	$162	$—	$35
Transfers of mortgage loans to real estate owned	$—	$—	$1

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

Federally-insured depository institutions, insurance companies, privately-insured state-chartered credit unions, and community development financial institutions that are located in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. All members must purchase and hold capital stock of the Bank. A member’s stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank. Housing associates (including state and local housing authorities) that meet certain statutory criteria may also borrow from the Bank. While they are eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock. The Bank does not sponsor any special purpose entities or any other types of off-balance sheet conduits.

The Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and is responsible for ensuring that the FHLBanks (1) operate in a safe and sound manner, including that they maintain adequate capital and internal controls; (2) foster liquid, efficient, competitive, and resilient national housing finance markets through their operations and activities; (3) comply with applicable laws and regulations; and (4) carry out their housing finance mission through authorized activities that are consistent with the public interest. The Finance Agency also establishes policies and regulations covering the operations of the FHLBanks.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. There may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in Note 13—Derivatives and Hedging Activities. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at amortized cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of December 31, 2021 and 2020. These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2021 and 2020. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of December 31, 2021 and 2020.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of December 31, 2021 and 2020. No allowance for credit losses was recorded for these assets as of December 31, 2021 and 2020. The carrying values of interest-bearing deposits and federal funds sold excludes accrued interest receivable that was not material as of December 31, 2021 and 2020.

Investments in Debt Securities. The Banks classifies investments as held-to-maturity, trading securities, and available-for-sale at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Investments in debt securities that the Bank has both the ability and intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

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

The Bank’s held-to-maturity securities consist of U.S. agency obligations, government-sponsored enterprise debt obligations, state or local housing agency debt obligations, and MBS issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchase securities considered investment quality. All of these investments were rated double-A, or above, by a NRSRO as of December 31, 2021 and 2020, based on the lowest long-term credit rating for each security.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2021 and 2020, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

The Bank classifies certain investments in debt securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net (losses) gains on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive income.

For investments in debt securities classified as available-for-sale, the Bank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank has not established an allowance for credit losses on its available-for-sale securities as of December 31, 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2021 and 2020.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2021 and 2020. In addition, there were no troubled debt restructurings (TDRs) related to advances as of December 31, 2021 and 2020.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not expect any credit losses on advances as of December 31, 2021 and 2020. Accordingly, the Bank has not recorded any allowance for credit losses on advances as of December 31, 2021 and 2020.

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

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status if it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g. through credit enhancement) and in the process of collection. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and as a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection. A government-guaranteed or -insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee or insurance on the loan, and (2) the contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

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

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2021 and 2020.

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

As such, all COVID-related modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification. Refer to Note 7—Mortgage Loans Held for Portfolio for additional information.

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

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was not material as of December 31, 2021 and 2020.

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

Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net (losses) gains on derivatives” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net gains (losses) on derivatives” on the Statements of Income. The net result of the accounting for these derivatives does not significantly impact the Bank’s results of operations.

The net settlement of interest receivables and payables related to derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlement of interest receivables and payables related to intermediated derivatives for members and other non-qualifying hedges are recognized in noninterest income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following tables present information on premises, equipment, and capitalized computer software cost.

	As of December 31,
	2021	2020	2021	2020
	Premises and Equipment		Computer Software Cost
Gross carrying amount	$95	$93	$72	$69
Accumulated depreciation or amortization	(81)	(78)	(60)	(57)
Net carrying amount	$14	$15	$12	$12

		For the Years Ended December 31,
		2021	2020	2019
Premises and equipment depreciation expense		$3	$3	$4
Software amortization expense		3	2	2

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

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of December 31, 2021 or 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Restricted Retained Earnings. The Joint Capital Enhancement Agreement, as amended (Capital Agreement), provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the calendar quarter. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the Bank’s restricted retained earnings minimum (i.e., one percent of the Bank’s average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be release from restricted retained earnings. Restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition.

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

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP that provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low and low-to-moderate-income households. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the contractual interest method over the life of the advance.

Note 3—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements. Additionally, the Bank did not elect to apply certain optional expedients prescribed by existing accounting guidance that are applicable and remain available in 2022.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $8 and $11 for the years ended December 31, 2021 and 2020, respectively. There are no legal restrictions regarding the withdrawal of these funds.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 5—Investments in Debt Securities

Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2021	2020
U.S. Treasury obligations	$—	$1,500
Government-sponsored enterprises debt obligations	—	62
Total	$—	$1,562

The following table presents net (losses) gains on trading securities.

	For the Years Ended December 31,
	2021	2020	2019
Net gains on trading securities held at year end	$—	$4	$3
Net losses on trading securities that were sold or matured during the year	(1)	—	—
Net (losses) gains on trading securities	$(1)	$4	$3

Available-for-sale Securities

During 2020, the Bank sold all of its available-for-sale private-label mortgage-backed securities (MBS). Proceeds from the sale of the available-for-sale private-label MBS totaled $726 which resulted in a net realized gain of $82 determined by the specific identification method. There were no sales during 2021 and 2019.

Major Security Type. The following table presents information on U.S. Treasury obligations that are classified as available-for-sale. The Bank did not have any securities classified as available-for-sale as of December 31, 2020.

	Amortized Cost (1)	Gross Unrealized Gains (2)	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021	$2,648	$—	$(9)	$2,639
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of December 31, 2021.
(2) Amounts are not material.

The following table presents U.S. Treasury obligations that are classified as available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2021	$1,589	$(9)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value
Due after one year through five years	$2,648	$2,639
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable of that was not material as of December 31, 2021.

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale securities.

As of December 31, 2021
Fixed-rate	$1,598
Variable-rate	1,050
Total amortized cost	$2,648
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of December 31, 2021.

Held-to-maturity Securities

During 2020, for strategic, economic and operational reasons, the Bank sold all of its held-to-maturity private-label MBS. The amortized cost of the held-to-maturity private-label MBS sold was $192. Proceeds from the sale of the held-to-maturity private-label MBS totaled $195, which resulted in a net realized gain of $3 determined by the specific identification method. For each of the held-to-maturity securities which were sold, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition due to prepayments or scheduled prepayments over the term of the security. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during 2021 and 2019.
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2021				2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,450	6	(6)	1,450	2,245	6	—	2,251
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	221	—	(3)	218	295	2	—	297
Government-sponsored enterprises residential	4,927	43	(9)	4,961	7,283	62	(6)	7,339
Government-sponsored enterprises commercial	8,475	19	(25)	8,469	10,580	31	(10)	10,601
Total	$15,074	$68	$(43)	$15,099	$20,404	$101	$(16)	$20,489
 ____________
(1) Excludes accrued interest receivable of $6 and $9 as of December 31, 2021 and 2020, respectively.

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

	As of December 31,
	2021		2020
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$435	$435	$245	$245
Due after one year through five years	856	853	1,740	1,742
Due after five years through 10 years	100	101	201	204
Due after 10 years	60	62	60	61
Total non-mortgage-backed securities	1,451	1,451	2,246	2,252
Mortgage-backed securities	13,623	13,648	18,158	18,237
Total	$15,074	$15,099	$20,404	$20,489
 ____________
(1) Excludes accrued interest receivable of $6 and $9 as of December 31, 2021 and 2020, respectively.

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2021	2020
Non-mortgage-backed securities:
Fixed-rate	$551	$1,101
Variable-rate	900	1,145
Total non-mortgage-backed securities	1,451	2,246

Mortgage-backed securities:
Fixed-rate	1,888	2,526
Variable-rate	11,735	15,632
Total mortgage-backed securities	13,623	18,158
Total amortized cost (1)	$15,074	$20,404
 ____________
(1) Excludes accrued interest receivable of $6 and $9 as of December 31, 2021 and 2020, respectively.

For information related to the Bank’s credit risk on investments in debt securities and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 6—Advances

The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 20 years, where the interest rates reset periodically at a fixed spread to Secured Overnight Financing Rate (SOFR) or other specified indices.

Redemption Terms. The following table presents the Bank’s advances outstanding by redemption terms.

	As of December 31,
	2021	2020
Due in one year or less	$21,819	$23,326
Due after one year through two years	3,247	3,803
Due after two years through three years	2,236	3,347
Due after three years through four years	3,145	2,643
Due after four years through five years	3,047	3,657
Due after five years	11,433	13,867
Total par value	44,927	50,643
Deferred prepayment fees	(70)	(55)
Discount on AHP advances	(2)	(3)
Discount on EDGE advances	(1)	(1)
Hedging adjustments	561	1,584
Total (1)	$45,415	$52,168
___________
(1) Carrying amounts exclude accrued interest receivable of $50 and $77 as of December 31, 2021 and 2020, respectively.

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $1,755 and $1,800 as of December 31, 2021 and 2020, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2021	2020
Due or callable in one year or less	$23,564	$25,106
Due or callable after one year through two years	2,927	3,768
Due or callable after two years through three years	1,976	3,027
Due or callable after three years through four years	3,125	2,383
Due or callable after four years through five years	2,177	3,637
Due or callable after five years	11,158	12,722
Total par value	$44,927	$50,643

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $5,307 and $5,316 as of December 31, 2021 and 2020, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2021	2020
Due or convertible in one year or less	$27,082	$28,258
Due or convertible after one year through two years	3,271	4,142
Due or convertible after two years through three years	2,215	3,321
Due or convertible after three years through four years	3,137	2,612
Due or convertible after four years through five years	2,976	3,620
Due or convertible after five years	6,246	8,690
Total par value	$44,927	$50,643

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2021	2020
Fixed-rate:
Due in one year or less	$14,715	$15,304
Due after one year	20,391	24,620
Total fixed-rate	35,106	39,924
Variable-rate:
Due in one year or less	7,104	8,022
Due after one year	2,717	2,697
Total variable-rate	9,821	10,719
Total par value	$44,927	$50,643

Advance Concentrations. The Bank’s advances are concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $32,076 and $36,259 as of December 31, 2021 and 2020, respectively. This concentration represented 71.4 percent and 71.6 percent of the total par value of advances outstanding as of December 31, 2021 and 2020, respectively.
For information related to the Bank’s credit risk on advances and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

Note 7—Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from PFIs, who service and credit enhance the residential mortgage loans that they sold to the Bank. The Bank ceased purchasing these loans directly from PFIs in 2008. The Bank may also acquire fixed-rate residential mortgage loans through participation in eligible mortgage loans purchased from other FHLBanks.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2021	2020
Medium-term (15 years or less)	$2	$3
Long-term (greater than 15 years)	148	216
Total unpaid principal balance	150	219
Premiums	—	1
Discounts	(1)	(1)
Total mortgage loans held for portfolio (1)	149	219
Allowance for credit losses on mortgage loans	—	(1)
Mortgage loans held for portfolio, net	$149	$218
____________
(1) Exclude accrued interest receivable of $1 as of December 31, 2021 and 2020.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2021	2020
Conventional mortgage loans	$137	$203
Government-guaranteed or insured mortgage loans	13	16
Total unpaid principal balance	$150	$219

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Years Ended December 31,
	2021	2020	2019
Balance, beginning of year	$1	$1	$1
Reversal of provision for credit losses	(1)	—	—
Balance, end of year	$—	$1	$1

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor borrower performance. Other delinquency statistics include, nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans.

	As of December 31, 2021
	Origination Year
	2017(2)	Prior to 2017	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$—	$2	$2
Past due 60-89 days	—	1	1
Past due 90 days or more	—	7	7
Total past due mortgage loans	—	10	10
Current mortgage loans	—	126	126
Total conventional mortgage loans	$—	$136	$136
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2021.
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
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2020.

The following tables present the other delinquency statistics for all mortgage loans.

	As of December 31, 2021
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$—	$—	$—
Seriously delinquent rate (2)	4.70%	6.26%	4.83%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$6	$—	$6
____________
(1) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. The amounts were not material.
(2) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) As of December 31, 2021, none of conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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
____________
(1) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. The amounts were not material.
(2) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) As of December 31, 2020, none of conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The Bank’s servicers granted a forbearance period to eligible borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period unless there is a legal modification made to update the terms of the mortgage loan contract. The accrual status for loans under forbearance will be driven by the past due status of the loan.

The following table presents payment status for conventional residential mortgage loans in a forbearance plan as a result of COVID-19.

	As of December 31,
	2021	2020
Past due 30-59 days	$—	$1
Past due 60-89 days	—	1
Past due 90 days or more(1)	2	9
Total past due mortgage loans	2	11
Current mortgage loans	—	6
Total unpaid principal balance(2)	$2	$17
____________
(1) Represents mortgage loans on nonaccrual payment status.
(2) Represents 1.42 percent and 7.60 percent of the Bank’s mortgage loans held for portfolio as of December 31, 2021 and 2020, respectively.

Excluding loans subject to forbearance under the CARES Act, a troubled debt restructuring is considered to have occurred when a concession that would not have been considered otherwise is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. In the event the Bank grants a concession, the borrower’s monthly payment is restructured for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31.0 percent of their qualifying income. To restructure the loan, the outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced below the original note rate in 0.125 percent increments to a floor rate of 3.00 percent until the target 31.0 percent housing expense ratio is met. These reductions in principal and interest payments are for the temporary payment modification period of up to 36 months. Additionally, a conventional residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower’s obligation to the Bank, is considered a troubled debt restructuring. Troubled debt restructurings are

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
evaluated individually for impairment. The amortized cost of mortgage loans classified as TDRs was $5 and $6 as of December 31, 2021 and 2020, respectively.

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The Bank has elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act, such modifications were not material as of December 31, 2021.

Note 8—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $652,862 and $746,772 as of December 31, 2021 and 2020, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $78,321 and $91,760 as of December 31, 2021 and 2020, respectively, compared to a book value of $71,692 and $84,764 in consolidated obligations as of December 31, 2021 and 2020, respectively.

General Terms. Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms and may use a variety of indices for interest-rate resets including the SOFR and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate consolidated obligation bonds may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2021	2020
Simple variable-rate	$16,400	$52,935
Fixed-rate	27,751	6,322
Step up/down	2,295	75
Total par value	$46,446	$59,332

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2021		2020
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$16,640	0.16	$43,788	0.24
Due after one year through two years	2,110	0.55	11,205	0.25
Due after two years through three years	10,700	0.81	340	2.05
Due after three years through four years	4,720	0.67	1,719	2.33
Due after four years through five years	7,829	0.94	1,090	0.50
Due after five years	4,447	1.76	1,190	3.76
Total par value	46,446	0.67	59,332	0.40
Premiums	10		11
Discounts	(17)		(20)
Hedging adjustments	(253)		56
Total	$46,186		$59,379

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2021	2020
Noncallable	$22,053	$59,247
Callable	24,393	85
Total par value	$46,446	$59,332

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2021	2020
Due or callable in one year or less	$40,712	$43,873
Due or callable after one year through two years	1,778	11,205
Due or callable after two years through three years	1,674	315
Due or callable after three years through four years	1,090	1,659
Due or callable after four years through five years	3	1,090
Due or callable after five years	1,189	1,190
Total par value	$46,446	$59,332

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2021	$25,506	$25,507	0.04
As of December 31, 2020	$25,385	$25,389	0.11

Note 9—Affordable Housing Program
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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2021, 2020, or 2019. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2021, 2020, or 2019. The Bank had outstanding principal in AHP-related advances of $12 and $16 as of December 31, 2021 and 2020, respectively.

The following table presents a rollforward of the Bank’s AHP liability.

	For the Years Ended December 31,
	2021	2020	2019
Balance, beginning of year	$82	$89	$85
AHP assessment	15	28	41
Subsidy usage, net	(36)	(35)	(37)
Balance, end of year	$61	$82	$89

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 10—Capital and Mandatorily Redeemable Capital Stock
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

Risk-Based Capital. The Bank must maintain, at all times, permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operational risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Permanent capital is defined by the FHLBank Act and regulations as the sum of retained earnings and the amounts paid-in for Class B stock. Only permanent capital satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amounts paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2021 and 2020. Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

Leverage Capital. The FHLBank Act requires the Bank to maintain leverage capital in an amount equal to at least five percent of total assets at all times. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other components of total capital. Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2021		2020
	Required	Actual	Required	Actual
Risk-based capital	$814	$4,612	$1,496	$5,276
Total regulatory capital ratio	4.00%	5.86%	4.00%	5.72%
Total regulatory capital	$3,150	$4,612	$3,692	$5,276
Leverage capital ratio	5.00%	8.79%	5.00%	8.58%
Leverage capital	$3,937	$6,918	$4,615	$7,914

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank’ Capital Plan provides for three subclasses of Class B stock, as follows:

•shares of subclass B1 capital stock are issued to meet the membership stock requirement under the capital plan;

•shares of subclass B2 capital stock are issued to meet the advances activity-based stock requirement under the capital plan; and

•shares of subclass B3 capital stock are issued to meet the standby letters of credit activity-based stock requirement under the capital plan.

Each subclass of Class B stock is issued, redeemed, and repurchased at a par value of $100 per share. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value. The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirements. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. Activity-based stock held by a member is that amount of subclass B2 or B3 capital stock that the member is required to own for as long as certain transactions between the Bank and the member remain outstanding. The manner in which the activity-based stock requirement is determined under the capital plan is set forth below.

Subclass B1 capital stock. As of December 31, 2021, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.05 percent (five basis points) of the member’s total assets as of December 31, 2020, subject to a cap of $16.2. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31.

Subclass B2 capital stock. As of December 31, 2021, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•3.75 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004, although there were not any of these investments outstanding at December 31, 2021.

The advances activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2021 and 2020.

Subclass B3 capital stock. Under the Capital Plan, members will be required to maintain an investment in subclass B3 capital stock in an amount equal to 0.10 percent (10 basis points) of members’ outstanding standby letters of credit. As of December 31, 2021, the standby letters of credit activity-based stock requirement was not yet in effect. The effective date of the standby letters of credit requirement is expected to be March 18, 2022.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2021 and 2020, the Bank’s excess capital stock did not exceed one percent of its total assets.

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

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2021, 2020, and 2019.

	2021		2020		2019
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$30	3.72	$76	5.93	$85	6.47
Second quarter	27	3.69	70	5.53	81	6.54
Third quarter	23	3.67	58	4.35	82	6.36
Fourth quarter	23	3.70	35	4.00	76	6.05
Total	$103	3.70	$239	5.03	$324	6.36

The following table presents the activity in mandatorily redeemable capital stock.

	For the Year Ended December 31, 2021
	2021	2020	2019
Balance, beginning of year	$—	$1	$1
Net reclassification from capital during the year	27	22	21
Repurchase/redemption of mandatorily redeemable capital stock	(26)	(23)	(21)
Balance, end of year	$1	$—	$1

As of December 31, 2021, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2021	2020
Due in one year or less	$1	$—

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 11—Accumulated Other Comprehensive Loss
The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$—	$72	$(21)	$51
Other comprehensive income before reclassifications:
Net change in fair value	—	(44)	—	(44)
Actuarial loss	—	—	(4)	(4)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	13	—	13
Amortization of pension and postretirement (1)	—	—	6	6
Net current period other comprehensive (loss) income	—	(31)	2	(29)
Balance, December 31, 2019	—	41	(19)	22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Actuarial loss	—	—	(2)	(2)
Reclassification from accumulated other comprehensive income to net income:
Net realized gains from sale of available-for-sale securities	(82)	—	—	(82)
Amortization of pension and postretirement (1)		—	5	5
Net current period other comprehensive (loss) income	—	(41)	3	(38)
Balance, December 31, 2020	—	—	(16)	(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(9)	—	—	(9)
Actuarial loss	—	—	(3)	(3)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	—	12	12
Net current period other comprehensive (loss) income	(9)	—	9	—
Balance, December 31, 2021	$(9)	$—	$(7)	$(16)
____________
(1) Included in Noninterest expense - Other on the Statements of Income.
Note 12—Pension and Postretirement Benefit Plans

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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2020. The contributions made by the Bank during 2021 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2020, and contributions made during 2020 were more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2019.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2021	2020	2019
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7	$31	$11
Pentegra Plan funded status as of July 1(1)	129.62%	108.50%	108.62%
Bank’s funded status as of July 1	157.71%	130.19%	119.41%
____________
(1) The Pentegra Plan’s funded status as of July 1 is preliminary and may increase because the plan’s participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2022 for the plan year ended June 30, 2021 and through March 15, 2021 for the plan year ended June 30, 2020). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2023 for the plan year July 1, 2021 through June 30, 2022 and April 2022 for the plan year July 1, 2020 through June 30, 2021. Form 5500 was filed in April 2021 for the plan year July 1, 2019 through June 30, 2020.

The Bank also participates in a qualified defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $3 to this plan during each of the years ended December 31, 2021, 2020, and 2019.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributions to this plan were not material during each of the years ended December 31, 2021, 2020, and 2019.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank’s minimum obligation from this plan was $6 as of December 31, 2021 and 2020. Operating expense includes deferred compensation and accrued earnings that were not material for the year ended December 31, 2021 and $1 and $2 for the years ended December 31, 2020 and 2019, respectively.

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

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $30 and $64 as of December 31, 2021 and 2020, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $1 for the years ended December 31, 2021 and 2020 and $2 for the year ended December 31, 2019. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of $9, $3, and $2 for the years ended December 31, 2021, 2020, and 2019, respectively.

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
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most derivative transaction agreements is SOFR, LIBOR or the overnight indexed swap rate.
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
Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. Mortgage purchase commitments are recorded on the balance sheet at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current fair value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
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

	As of December 31,
	2021			2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$46,340	$2	$453	$28,001	$5	$502
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	64	1	1	121	1	1
Interest-rate caps or floors	4,000	1	1	7,000	1	1
Total derivatives not designated as hedging instruments	4,064	2	2	7,121	2	2
Total derivatives before netting and collateral adjustments	$50,404	4	455	$35,122	7	504
Netting adjustments and cash collateral (2)		327	(433)		384	(493)
Derivative assets and derivative liabilities		$331	$22		$391	$11
___________
(1)Includes variation margin for daily settled contracts of $300 and $1,065 as of December 31, 2021 and 2020, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $759 and $878 as of December 31, 2021 and 2020, respectively. Cash collateral received, including accrued interest, was $0 as of December 31, 2021 and 2020.

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Year Ended December 31, 2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$306	$(155)
Changes in fair value:
Hedged items	$(905)	$309
Derivatives	1,030	(317)
Net changes in fair value	125	(8)
Net interest settlements on derivatives (1) (2)	(331)	113
Amortization/accretion of active hedging relationships	(99)	—
Other	(19)	—
Total net interest income effect from fair value hedging relationships	$(324)	$105
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2020
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$870	$(582)	$(357)
Changes in fair value:
Hedged items (2)	$922	$(18)	$—
Derivatives	(886)	20	—
Net changes in fair value	36	2	—
Net interest settlements on derivatives (1) (2)	(341)	41	39
Amortization/accretion of active hedging relationships	(56)	(2)	—
Other	(4)	—	—
Total net interest income effect from fair value hedging relationships	$(365)	$41	$39
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Year Ended December 31, 2019
	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$2,451	$(1,808)
Changes in fair value:
Hedged items (2)	$693	$(176)
Derivatives	(682)	174
Net changes in fair value	11	(2)
Net interest settlements on derivatives (1) (2)	$21	$(32)
Amortization/accretion of active hedging relationships	(28)	—
Other	—	(1)
Total net interest income effect from fair value hedging relationships	$4	$(35)
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

	As of December 31, 2021
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$21,293	$492	$69	$561
Consolidated obligations:
Bonds	25,256	(252)	(1)	(253)
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
____________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains (losses) on derivatives recorded in noninterest income on the Statements of Income.

	For the Years Ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments:
Interest-rate swaps	$1	$(4)	$(3)
Interest-rate caps or floors	—	—	(1)
Net interest settlements	—	(2)	—
Net gains (losses) on derivatives	$1	$(6)	$(4)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2021 was $5, for which the Bank was not required to post collateral as of December 31, 2021. The aggregate fair value of additional assets that would be required to be posted as collateral if the credit-risk-related contingent features were triggered as of December 31, 2021 was not material.

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

	As of December 31,
	2021		2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$4	$451	$6	$493
Cleared derivatives	—	4	1	11
Total gross recognized amount	4	455	7	504
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(3)	(429)	(2)	(482)
Cleared derivatives	330	(4)	386	(11)
Total gross amounts of netting adjustments and cash collateral:	327	(433)	384	(493)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	1	22	4	11
Cleared derivatives	330	—	387	—
Total net amounts after netting adjustments and cash collateral	331	22	391	11
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	—	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	1	—
Net unsecured amounts: (1)
Uncleared derivatives	1	22	3	11
Cleared derivatives	330	—	387	—
Total net unsecured amount (1)	$331	$22	$390	$11
____________
(1)The Bank had net credit exposure of $0 and $3 as of December 31, 2021 and 2020, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2021 and 2020.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of December 31, 2021. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2020.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of December 31, 2021 and 2020.

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

	As of December 31, 2021
	Fair Value Measurements Using		Netting Adjustments and Cash Collateral (1)
	Level 1	Level 2		Total
Assets:
Available-for-sale securities - U.S. Treasury obligations	$—	$2,639	$—	$2,639
Derivative assets - Interest-rate related	—	4	327	331
Grantor trust (included in Other assets)	35	—	—	35
Total assets at fair value	$35	$2,643	$327	$3,005
Liabilities:
Derivatives liabilities - Interest-rate related	$—	$455	$(433)	$22
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition and categorized by level within the fair value hierarchy.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2021 and 2020. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Derivative assets and liabilities. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow analysis which utilizes market-observable inputs. The significant assumptions used in this model are based on management’s best estimate of discount rates, market indices, and market volatility. The inputs for interest-rate related derivatives uses the SOFR swap curve for the discounting of cleared derivatives and the Overnight Index Swap curve for the discounting of collateralized derivatives.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2021 and 2020. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

	As of December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$879	$879	$879	$—	$—
Interest-bearing deposits	688	688	—	688	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—
Federal funds sold	6,420	6,420	—	6,420	—
Available-for-sale securities	2,639	2,639	—	2,639	—
Held-to-maturity securities	15,074	15,099	—	15,099	—
Advances	45,415	45,635	—	45,635	—
Mortgage loans held for portfolio, net	149	161	—	161	—
Accrued interest receivable	57	57	—	57	—
Derivative assets	331	331	—	4	327
Grantor trust assets (included in Other assets)	35	35	35	—	—
Liabilities:
Interest-bearing deposits	2,054	2,054	—	2,054	—
Consolidated obligations, net:
Discount notes	25,506	25,506	—	25,506	—
Bonds	46,186	46,338	—	46,338	—
Mandatorily redeemable capital stock	1	1	1	—	—
Accrued interest payable	72	72	—	72	—
Derivative liabilities	22	22	—	455	(433)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $580,909 and $662,051 as of December 31, 2021 and 2020, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2021 and 2020. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2021 and 2020.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2021			2020
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,757	$3,914	$7,671	$9,287	$6,754	$16,041
Commitments to fund additional advances	96	38	134	10	107	117
Unsettled consolidated obligation bonds, at par (2)	80	—	80	1	—	1
____________
(1)“Expire Within One Year” includes 19 standby letters of credit for a total of $15 and 15 standby letters of credit for a total of $19 as of December 31, 2021 and 2020, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.

The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the Bank is required to make a payment for a beneficiary's draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank's discretion, the amount drawn may be converted into a collateralized advance to the member and will require a corresponding activity-based capital stock purchase. However, standby letters of credit usually expire without being drawn upon.

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $16 and $30 as of December 31, 2021 and 2020, respectively.

The Bank’s operating expenses include net rental costs of $1 for each of the years ended December 31, 2021, 2020, and 2019. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
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

	As of December 31, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.49	$7,506	16.71	$—	0.02
TIAA, FSB	277	11.61	6,946	15.46	1	0.05

	As of December 31, 2020
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
TIAA, FSB	$337	10.94	$7,571	14.95	$1	0.07
Bank of America, National Association	334	10.85	7,507	14.82	—	0.01

Note 17—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2021 and 2020. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2021, 2020, and 2019.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2021	2020	2019
Investing activities:
Loans to other FHLBanks	$(780)	$(500)	$(2,600)
Principal collected on loans to other FHLBanks	780	500	3,100
Net change in loans to other FHLBanks	$—	$—	$500

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$25	$—	$2,078
Payments of short-term borrowings from other FHLBanks	(25)	—	(2,078)
Net change in borrowings from other FHLBanks	$—	$—	$—
Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these mortgage loans was $25 and $43 as of December 31, 2021 and 2020, respectively.

Note 18— Subsequent Events

On January 28, 2022, the Bank’s board of directors approved a fourth quarter 2021 cash dividend at an annualized rate of 3.70% percent. The Bank paid the fourth quarter 2021 dividend on February 2, 2022, in the amount of $22.

On January 28, 2022, the Bank’s board of directors approved an adjustment to the membership stock requirement cap from $16.20 to $15. It is expected that the amendment will be effective March 18, 2022. The Bank cannot estimate the impact of this change at this time.

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

As of December 31, 2021, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2021, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2022, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. In 2022, the Bank’s board of directors has comprised seven member directors and six independent directors. The Bank anticipates filling the current member directorship vacancy effective March 3, 2022.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2021, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2021 election notification process.

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

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Suzanne S. DeFerie(1)	64	2015	12/31/2024	(5)(7)(8)(10)
R. Thornwell Dunlap, III(1)	64	2016	12/31/2023	(12)
William C. Handorf(2)	77	2007	12/31/2023	(5)(7)(8)(9)
Scott C. Harvard(1)(4)	67	2017	12/31/2024	(6)(7)(8)(10)
Jonathan Kislak(2)	73	2008	12/31/2022	(5)(7)(8)(9)
Kim C. Liddell(1)	61	2015	12/31/2022	(6)(8)(9)(11)
William L. Lusk, Jr.(1)	53	2022	12/31/2025	(5)(7)(8)(9)
Brian P. McLaughlin(2)(3)	48	2022	12/31/2025	(6)(8)(10)(11)
Edwina L. Payne(2)	58	2021	12/31/2024	(5)(7)(8)(10)
John B. Rucker(2)	70	2017	12/31/2023	(6)(8)(10)(11)
Kim D. Saunders(2)(3)	61	2021	12/31/2024	(5)(8)(9)(11)
James M. Stubbs(1)	59	2022	12/31/2025	(6)(8)(9)(11)
Richard A. Whaley(1)	62	2013	12/31/2022	(13)
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

Vice chairman of the board, R. Thornwell Dunlap, III has served as president and chief executive officer of Countrybank since 1995 and chairman of its holding company, TCB Corporation (TCB), since 2001. In his capacity as chairman of TCB, Mr. Dunlap is a director of Greenwood Capital Associates, LLC, a registered investment advisory firm, owned by TCB. He is past chairman of the South Carolina Banks Association and is a past chairman of the Independent Banks of South Carolina. Mr. Dunlap is the past chairman of Greenwood Partnership Alliance and served on the Piedmont Technical College Foundation Board of Directors. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chairman of the Greenwood Rotary Club. He currently serves as vice chairman of the Executive Committee, vice chairman of the Credit and Member Services Committee, and ex officio member of the other committees of the Bank’s board.

Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ-FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ-ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves a member of the board of directors for First Bancorp. Prior to becoming president and chief executive officer of Asheville Savings Bank and ASB Bancorp, Inc., Ms. DeFerie was executive vice president and chief financial officer of Asheville Savings Bank for 16 years. She currently serves as chairman of the Audit Committee and vice chairman of the Governance and Compensation Committee of the Bank’s board.

William C. Handorf, Ph.D. has served as a professor of finance, banking and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. He is a disabled veteran having been wounded while serving as a First Lieutenant with the U.S. Army in Vietnam. Mr. Handorf currently serves as chairman of the Finance Committee and vice chairman of the Audit Committee of the Bank’s board. His experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (OTC - FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chairman from 2007-2012. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a Vice President of Virginia Savings Bank from 2009 to 2011. He served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, previously serving as its chairman. He is a director of Community Bankers Bank Financial Corp and its subsidiary, Community Bankers Bank in Richmond, Virginia. He also served on the Council of Federal Home Loan Banks. Mr. Harvard has a served on numerous non-profit boards over his career and currently serves as board chair of the VBA Education Foundation, as board chair of the Top of Virginia Chamber of Commerce and the on the boards of Shenandoah Valley Westminster Canterbury and the Virginia Bankers Association. Mr. Harvard currently serves as chairman of the Governance and Compensation Committee and vice chairman of the Enterprise Risk and Operations Committee of the Bank’s board.
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

Kim C. Liddell has served as a director of BayVanguard Bank since October 31, 2020. He previously served as president and chief executive officer of 1880 Bank, formerly known as the National Bank of Cambridge, in Cambridge, Maryland, from 2010, and as chairman of the board since April 2011, until its acquisition BayVanguard Bank in October, 2020. From 2004 to 2009, Mr. Liddell served as chief operating officer and executive vice president of Cardinal Financial Corporation (CFNL) and Cardinal Bank. Mr. Liddell has served as a board member of the Maryland Bankers Association, Virginia Bankers Association’s Member Services, Inc., Junior Achievement of the National Capital Area, Business in Education Partnership with the Falls Church City Public Schools, Arlington County Chamber of Commerce, Celebrate Fairfax, Dorchester County Chamber of Commerce, Leadership Fairfax and the Federal Reserve Bank of Richmond’s Community Depository Institutions Advisory Council. Mr. Liddell currently serves on the board of Dorchester General Hospital Foundation. Mr. Liddell currently serves as chairman of the Credit and Member Services Committee and vice chairman of the Finance Committee of the Bank’s board.

William L. (“Chip”) Lusk, Jr. has served as chief executive officer of the IDB Global Federal Credit Union since 2016. Prior to leading IDB Global, Mr. Lusk was chief operating officer and chief financial officer for Georgia’s Own Credit Union from 2011 to 2015. From 1999 to 2011, he served as chief financial officer, executive vice president, and secretary of the board of First Security Group, Inc. (NASDQ-FSGI) and FSGBank, NA. From 1991 to 1999, he served in various roles, including vice president, controller, and director of strategic planning, for Pioneer Bancshares, Inc., an SEC registrant, and Pioneer Bank. He is currently a member of the District of Columbia Financial Literacy Council, a board member of the DC Credit Union Foundation, and a member of the Finastra Phoenix Client Advisory Board. Previously, Mr. Lusk served on the Habitat for Humanity Board, the YoungLife Committee, the Episcopal Migration Ministries and the Rotary Club.

Brian P. McLaughlin has served as president of Enterprise Community Development, Inc. since 2019. Enterprise Community Development is headquartered in Baltimore, MD and is among the 10 largest nonprofit providers of affordable housing in the United States. In 2014 Mr. McLaughlin co-founded Lantian Development, Inc, a Maryland real estate investment and development firm, where he served as founding CEO and later as chief investment officer until his departure in 2019. Across his 25-year career, Mr. McLaughlin served in various technical and leadership roles in mission driven organizations seeking to expand housing and economic opportunity, including eight years in various roles at Fannie Mae. From 2003-2006, Mr. McLaughlin was Assistant Secretary of the Maryland Department of Housing and Community Development, where he led its division responsible for neighborhood revitalization programs and investment. He has served on the boards of Neighborhood Housing Services of Baltimore, the Fund for Educational Excellence, the Community Preservation and Development Corporation, and currently serves on the board of Northern Virginia Affordable Housing Alliance and the Baltimore Branch Board of the Federal Reserve Bank of Richmond. Mr. McLaughlin’s expertise in the area of affordable housing, his breadth of experience and deep understanding of the inequities in the housing market, his regulatory and credit experience, as well as his experience with government sponsored enterprises, supported his nomination as a public interest director.

Edwina L. Payne has served as Executive Vice President and Chief Information Officer for Varsity Brands since May 2021, She served as Senior Vice President, Technology Strategy & Enterprise Portfolio, McKesson Corporation, from 2019-2020, in which she was responsible for the McKesson technology strategy, enterprise portfolio management, enterprise architecture, asset management and organization effectiveness functions for McKesson IT globally. Ms. Payne has served in numerous executive information technology leadership positions, including service as Chief Information Officer of Avanos Medical from 2017-2019 and Chief Information Officer for Zimmer Biomet and Zimmer Inc. from 2010-2016. Her experience includes broad global supply chain and life sciences environments, including global IT and supply chain leadership positions at Johnson and Johnson from 2003 to 2010 and Kellogg Company from 1986-1998, where her roles included assignments in Brazil and Mexico. Ms. Payne currently serves on the Industrial Advisory Board for Purdue University, School of Computer Technology and the Dean’s Council for Purdue University, College of Technology. In addition, she currently serves on the Marian University Technology Advisory Board, and the Inspiredu Board in Atlanta. Ms. Payne was a Georgia CIO of the Year Finalist in 2018. Ms. Payne’s experience in audit, risk management, and information technology supported her nomination as an independent director.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chairman from 2014 to 2015 and as its chairman in 2016. Mr. Rucker also serves on the board of CAHEC, an affordable housing tax-credit syndicator. Mr. Rucker currently serves as the chairman of the Housing and Community Investment Committee of the Bank’s board. Mr. Rucker’s experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director.

Kim D. Saunders is the Co-Founder and Co-Managing Director of Legacy Two Advisors (LTA). LTA, founded in 2016, is an investment management firm whose mission is to build generational wealth in communities of color. Previously, she served as President and CEO of the National Bankers Association (NBA) since 2018-2021, including service as a director since 2013-2021. The NBA is the premier trade association for the nation’s minority banks. Previously, Ms. Saunders served in executive leadership roles in minority depository institutions and community development financial institutions, which are mission driven organizations that expand economic opportunity for underserved people and communities. These institutions are focused on serving community and consumer interests in banking services, credit needs, and housing, in areas that are usually economically distressed. From 2007-2014, Ms. Saunders served as Director, President and CEO of M&F Bancorp, Inc. & Mechanics & Farmers Bank. Prior to that, she served as President and CEO, Consolidated Bank & Trust Company from 2003-2007, and Executive Vice President and Chief Lending Officer, City First Bank of D.C. from 1998-2003. Ms. Saunders currently serves on Citibank’s NMTC Corporation-Community Development Entity Advisory Board and the National Foundation for Credit Counseling Envisioning Home Ownership Housing Advisory Committee. From 2004-2006, she served on the Virginia Fair Housing Board and from 2009-2015 she served on the board of the United Way of the Greater Triangle. Ms. Saunders currently serves as the vice chairman of the Housing and Community Investment Committee of the Bank’s board. Ms. Saunders’ experience with MDIs and CDFIs, which are organizations that are typically focused on community and consumer interests in banking services, credit needs, and housing, in areas that are typically economically distressed, supported her nomination as a public interest director.

James M. (“Jimmy”) Stubbs has served as chief executive officer and director of River Bank & Trust since its formation in 2006, and as a director of its holding company, River Financial Corporation (OTC), since 2006. Mr. Stubbs is the past chairman of the Alabama Bankers Association. He currently serves as a board member for the Business Council of Alabama, the Montgomery Area Committee of 100, the Montgomery Area Committee of the Arts, the Montgomery Area Chamber of Commerce, and the YMCA of Montgomery Endowment Foundation. Mr. Stubbs is a Leadership Alabama Class of 2007 alumnus and a member of the River Region United Way’s Tocqueville Society and the Wetumpka Lions Club. He is a lifetime member of the Auburn Alumni Association and the Alabama Cattlemen’s Association.

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

Finance Agency Regulations Regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 3, 2022, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 3, 2022, directors Handorf, Kislak, Payne, Rucker, and McLaughlin, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution may routinely engage in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards. Similarly, because Ms. Saunders is a general partner in a fund that may provide capital investments in Bank MDI members, who are able to transact business with the Bank, the board has determined that she would not meet the independence criteria under the NYSE independence standards after any such investment.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors DeFerie, Dunlap, Harvard, McLaughlin, Payne, Rucker, and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 3, 2022, each of directors Handorf, Kislak, Payne, Rucker, and McLaughlin was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Ms. Saunders was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors DeFerie, Dunlap, Handorf, Kislak, Lusk, Payne, Saunders, and Whaley. The board determined that, as of March 3, 2022, each of directors Handorf, Kislak and Payne was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee or Ms. Saunders was independent under such standards. The board also determined that each of directors DeFerie, Dunlap, Handorf, Kislak, Lusk, Saunders, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 3, 2022, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2021 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2021 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Kirk R. Malmberg	61	President and Chief Executive Officer
Alp E. Can	46	Executive Vice President and Chief Risk Officer
Haig H. Kazazian, III	56	Executive Vice President and Chief Financial Officer
Reginald T. O’Shields	51	Executive Vice President and Chief Legal and Compliance Officer
Joel Badger	55	Senior Vice President and Chief Audit Officer
Scott M. Brennan	45	Senior Vice President and Director of Sales
Tina M. Carew	50	Senior Vice President and Corporate Secretary
Sharon B. Cook	43	Senior Vice President and Chief Marketing Officer
Dawn Gehring	49	Senior Vice President and Chief Human Resources Officer
Arthur L. Fleming	63	Senior Vice President and Director of Community Investment Services
K. Annette Hunter	57	Senior Vice President and Director of Business Operations
Leslie H. Schreiner	58	First Vice President and Director of Diversity and Inclusion
William T. Shaw	50	Senior Vice President and Controller

Kirk R. Malmberg was appointed president and chief executive officer effective May 28, 2021. He previously served as executive vice president and chief operating officer from November 2019 through November 2020, overseeing the Bank’s member sales and outreach, community investment services, accounting, financial reporting, financial operations management, investment and derivatives operations, treasury and information technology. He served as executive vice president and chief financial Officer from April 2011 through October 2019. From 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank’s mortgage programs. He joined the Bank in 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

Alp E. Can has served as chief risk officer since 2017, directing the Bank's enterprise risk management function. Since 2019, Mr. Can also oversees the Bank’s credit and collateral services and collateral risk management operations. Mr. Can was appointed executive vice president effective January 1, 2020, having served as senior vice president since 2018. He is responsible for overseeing enterprise-wide risk assessment and reporting functions, credit risk, financial risk modeling, as well as model validation efforts for the Bank. Mr. Can joined the Bank in 2005 as an Asset Liability Analyst in the financial risk management and modeling department. He was promoted to first vice president and manager of financial risk modeling in 2013 and to then director of enterprise risk management in 2014. Mr. Can earned a bachelor’s degree in economics from the University of Istanbul, and an M.S. in mathematical risk management and M.B.A.- Finance, each from Georgia State University.

Haig H. Kazazian, III was appointed chief financial officer in 2019 and promoted to executive vice president effective January 1, 2022, having previously served as senior vice president and treasurer since 2013. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product Development in 2001, First Vice President in 2005, manager of national accounts and capital markets trading in 2009, and Manager of treasury analysis and national accounts sales and trading in 2011, and senior vice president in 2014. Mr. Kazazian oversees the Bank’s accounting operations and services, financial operations management, member sales, trading and education, and treasury function. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Reginald T. O’Shields was appointed chief legal and compliance officer effective February 14, 2022, director of enterprise solutions in 2019 and executive vice president effective January 1, 2020, having previously served as senior vice president and general counsel since 2011 and chief compliance and ethics officer since 2018. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, corporate communications, marketing, government and industry relations, and community investment services. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services in January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Joel C. Badger was appointed senior vice president, chief audit officer effective January 1, 2020. Previously he served as senior vice president, chief audit officer effective November 29, 2019. In his current role, he is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Badger reports directly to the Audit Committee of the Board of Directors. Mr. Badger joined the Bank in 2004 as vice president and senior financial risk auditor, was promoted to audit director of capital markets in 2006 and first vice president in 2007. He gained audit responsibility for Information Technology in 2014 and has served as deputy chief audit officer since March of 2016. Mr. Badger earned a Master of Business Administration degree in finance from Georgia State University and a Bachelor of Science degree in management with concentrations in accounting and economics from the Georgia Institute of Technology. Mr. Badger is a Certified Public Accountant, Certified Investments and Derivatives Auditor, Certified Internal Auditor, Certified Information Systems Auditor, Certified in Risk and Information Systems Control, and a Certified Risk Management Auditor. Prior to joining the Bank, Mr. Badger was with Branch Banking and Trust, Wachovia Bank, and the Federal Reserve Bank of Atlanta.

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

Tina M. Carew was appointed senior vice president and corporate secretary effective February 14, 2022, having previously served as deputy general counsel, capital markets, securities and governance since 2021. Ms. Carew served as associate general counsel, securities and governance from 2016-2017 and from 2018-2021. She served as the Bank’s diversity and inclusion officer from 2017-2018. Ms. Carew joined the Bank in 2004 as senior attorney responsible for securities law matters and earned a promotion to assistant general counsel in 2006, serving until 2009. Ms. Carew rejoined the Bank’s legal department in 2015. Before joining the Bank, Ms. Carew practiced securities and mergers and acquisitions law at Sullivan & Cromwell. Ms. Carew earned a J.D., magna cum laude, from the Catholic University, Columbus School of Law, and a B.A. in Economics and Political Science from State University of New York at Stony Brook.

Sharon B. Cook has served as chief marketing officer since 2015, having been promoted from first vice president to senior vice president effective January 1, 2020. Ms. Cook oversees the Bank’s corporate communications, marketing, government and industry relations and corporate strategic planning. Ms. Cook joined the bank in 2008 as a senior marketing communications manager. She was promoted to vice president, director of corporate communications in 2011. Prior to joining the Bank, Ms. Cook held leadership positions in retail banking for two Atlanta area credit unions, most recently as the vice president of marketing services for CDC Credit Union from 2002 to 2008. Ms. Cook earned an M.B.A. from Brenau University and a B.A. in journalism and mass communications from Georgia State University.

Dawn Gehring was appointed senior vice president, chief human resources officer in 2021, having previously served as director of human resources since 2016. Ms. Gehring is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, employee development, workforce diversity and inclusion, and human resources compliance. Ms. Gehring also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. Prior to joining the Bank, Ms. Gehring served as vice president of global human resources for a multi-national service provider in the power and energy industry. In this role, she was a member of the Executive Leadership Team, and was compliance officer for the company, responsible for the strategic management of a variety of human resources functions. Ms. Gehring’s additional experience includes human resources roles in the manufacturing and consumer products industries. Ms. Gehring earned a Bachelor of Arts degree from the University of Iowa.

Arthur L. Fleming has served as senior vice president, director of community investment services, since 2007, directing the Bank’s community investment, economic development, and affordable housing products and services. Mr. Fleming has experience in a variety of financial services, legal, housing development, and academic roles. Before joining the Bank, Mr. Fleming was chief lending and investment officer for the Opportunity Finance Network, Inc., a national community development financial institution. He also served as the senior director for the southeast region and director of housing finance for the Fannie Mae Foundation; senior vice president, managing director of Housing Initiatives at GMAC; founder and executive director of the Community Financing Consortium, Inc; and an attorney/senior associate for the FAU/FIU Joint Center for Environmental and Urban Problems. Mr. Fleming earned his undergraduate degree from Florida State University, his Master’s Degree in Urban and Regional Planning and has a J.D. from the University of Florida.

K. Annette Hunter was appointed senior vice president, director of business operations effective November 1, 2019, having previously served as senior vice president, director of accounting operations since 2006. Ms. Hunter was promoted in that role from first vice president to senior vice president in 2015. In that role, Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances, stock and purchased mortgage portfolios, as well as managing the operations of wires, safekeeping and shareholder support. Ms. Hunter joined the Bank in 2002 as manager of derivative and investment operations. Prior to joining the Bank, she served in various managerial accounting roles at Mirant Corporation, Louis Dreyfus Energy Corporation and Continental Hydraulic Hose. Ms. Hunter earned a B.S. in business administration from The Ohio State University and an M.B.A. from Kennesaw State University. She is a certified public accountant.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2021 compensation program for:

•the two executive officers who served as chief executive officer during 2021;

•the chief financial officer;

•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2021; and

•one additional individual who served as an executive officer during 2021 but who was not serving as an executive officer on December 31, 2021.

These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2021 are identified in the following table.

Name	Title
Kirk R. Malmberg(1)	President and Chief Executive Officer
Haig H. Kazazian III(2)	Executive Vice President and Chief Financial Officer
Reginald T. O’Shields(3)	Executive Vice President and Chief Legal and Compliance Officer
Alp. E Can	Executive Vice President, Chief Risk Officer
K. Annette Hunter	Senior Vice President, Director of Business Operations
W. Wesley McMullan(4)	Former President and Chief Executive Officer
Robert S. Kovach(5)	Former Senior Vice President and Chief Credit Officer
_________________
(1) Mr. Malmberg was appointed President and Chief Executive Officer effective May 28, 2021.
(2) Mr. Kazazian was promoted from Senior Vice President to Executive Vice President as of January 1, 2022.
(3) Mr. O’Shields’ title was changed from Executive Vice President, General Counsel and Chief Compliance and Ethics Officer on February 14, 2022.
(4) Mr. McMullan retired from the Bank effective May 27, 2021.
(5) Mr. Kovach retired from the Bank effective November 5, 2021.

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

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). The named executive officers’ ICP awards and Deferred Incentive are subject to adjustment or forfeiture in certain events as described below under “2021 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

Benefits. The Bank provides retirement benefits to promote executive retention, and the executive officers are eligible to participate in the same benefit plans that are made available to other employees of the Bank, such as health, group term life and long-term disability coverage. The Bank also provides limited perquisites to executive officers.

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

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Aon plc (“Aon”) to provide assistance in evaluating the Bank’s executive compensation programs for 2021. Aon reported directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process for 2021, the board considered base salary, bonus compensation, total cash compensation, long-term compensation and total direct compensation at (1) the other FHLBanks and (2) commercial banks with assets between $10 billion and $20 billion. In addition to the other FHLBanks, the Bank believes that the other institutions included in this peer group present a breadth and level of complexity of operations that are generally comparable to the Bank. With respect to Mr. Malmberg, who was appointed CEO in May 2021, the board also considered an additional peer group of public proxy peers with assets between $10 billion and $20 billion. Generally, it is the Bank’s overall intent to provide executive officers with total direct compensation, comprised of base salary and targeted incentive opportunities, at or above the competitive market median for comparable positions, recognizing other comparable financial institutions provide equity awards that the Bank is unable to provide. However, when setting the compensation for the Bank’s executives, the board did not target any named executive officer’s compensation to a specific quartile of such executive officer’s comparable position in the peer groups.

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

In 2020, the Finance Agency provided the FHLBanks further guidance to supplement these principles and to clarify and reiterate certain of the statutory and regulatory provision. Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2021.

Compensation Decisions for 2021

Overview

The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•achievement of performance objectives for 2021 as determined by the board;

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

•the Bank’s 2021 financial results.

As part of the compensation review process for compensation to be paid in 2021, the board engaged Aon in December 2020 to provide competitive market compensation ranges for Messrs. McMullan, Can, O’Shields, Kazazian and Kovach (“Aon Study”). The Aon Study involved an analysis of total compensation for comparable positions at the following 32 institutions, as well as the other FHLBanks.

•Ameris Bank
•Apple Financial Holdings
•Arvest Bank
•Atlantic Union Bank
•Banner Bank
•Berkshire Bank
•Bremer Financial Corporation
•Cadence Bank
•Cathay General Bancorp
•CenterState Bank Corporation
•City National Bank of Florida
•Community Bank System, Inc.
•Customers Bank
•CVB Financial Corporation
•Eastern Bank
•First Interstate BancSystem, Inc.
•First Merchants Bank

•First Midwest Bank
•FirstBank Holding Company
•Glacier Bank
•Great Western Bank
•Heartland Financial USA, Inc.
•Independent Bank – TX
•Northwest Bank – PA
•OceanFirst Bank
•Pacific Premier Bank
•PlainsCapital Bank
•Renasant Corporation
•Sandy Spring Bank
•South State Bank
•Trustmark Corporation
•United Community Banks

The value of retirement plans and other benefits were not specifically considered as part of the Aon study. To account for differences in the size and scope of the comparable positions included in the Aon Study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was selected for each of those jobs to develop a market composite comparison for each of the positions held by the applicable named executive officers. In the case of the other FHLBanks, executive to executive comparisons were made at the high quartile to account for the Bank’s size and scope. In the case of the commercial bank peers, divisional head comparisons were used to identify the jobs with the closest functional responsibilities to the applicable named executive officers, and executive comparisons were made at the low quartile. For purposes of the Bank’s comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.

In connection with Mr. Malmberg’s appointment, the board engaged Aon in April 2021 to provide competitive market compensation ranges (the “April Aon Study”). The April Aon Study involved an analysis of total compensation for comparable positions at the 32 institutions listed above and the other FHLBanks. An additional peer group was considered at the following 36 institutions, public proxy peers with assets between $10 billion and $20 billion:

•United Bankshares Inc.
•Ameris Bancorp
•Bank of Hawaii Corp.
•Cathay General Bancorp
•First Midwest Bancorp Inc.
•Cadence Bancorp.
•Atlantic Union Bkshs Corp.
•CenterState Bank Corp.
•Washington Federal Inc.
•South State Corporation
•WesBanco Inc.
•Hope Bancorp, Inc.
•Home Bancshares Inc.
•Independent Bk Group Inc.
•First Interstate BancSystem
•First Financial Bancorp
•Columbia Banking System Inc.
•Glacier Bancorp Inc.

•Trustmark Corp.
•Renasant Corp.
•Berkshire Hills Bancorp Inc.
•Heartland Financial USA Inc.
•United Community Banks Inc.
•Great Western Bancorp
•Banner Corp.
•First Merchants Corp.
•WSFS Financial Corp.
•International Bancshares Corp.
•TowneBank
•Pacific Premier Bancorp
•Customers Bancorp Inc.
•Community Bank System Inc.
•Independent Bank Corp.
•CVB Financial Corp.
•Axos Financial Inc.
•Northwest Bancshares, Inc.

The value of retirement plans and other benefits were considered as part of a separate study provided by Aon. To account for differences in the size and scope of the comparable positions included in the April Aon Study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was selected for each of those jobs to develop a market composite comparison for the CEO position. In the case of the other FHLBanks, direct CEO comparisons were made at the high quartile to account for the Bank’s size and scope. The CEO role was matched directly with other CEOs in the commercial bank peer group at the median, and in the case of the public proxy peers, at the low quartile. For purposes of the Bank’s comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.

Base Salary

In setting the base salaries of the named executive officers for 2021, the board took into consideration the results of the Aon Study, which showed that each of these executive’s base salary and targeted incentive opportunities were at or below the lower bound of the competitive market median for his or her position when compared with commercial Banks and comparable when compared with other Federal Home Loan Banks. After reviewing the Bank’s performance and the performance of each of the named executive officers during fiscal year 2020, the board set:

•Mr. Kazazian’s base salary for 2021 at $425,000, which was an increase of 4.94 percent from 2020;

•Mr. O’Shields’ base salary for 2021 at $425,000,which was an increase of 2.41 percent from 2020;

•Mr. Can’s base salary for 2021 at $425,000, which was an increase of 2.41 percent from 2020;

•Mr. McMullan’s base salary for 2021 at $950,000, which was unchanged from 2020; and

•Mr. Kovach’s base salary for 2021 at $423,300, which was unchanged from 2020.

The board based these decisions, in part, on the following:

•Business results generated during 2020;

•Safe and sound operations during 2020; and

•Comparable compensation provided at comparable organizations.

When Mr. Malmberg became President and CEO in 2021, the board utilized the April Aon Study to establish his base salary at $875,000, which was consistent with the FHLBank System median and below the proxy bank peers. Mr. Malmberg’s base salary component was noted as slightly above the median for other commercial Bank peers with total compensation below the low quartile.

As discussed above, the CEO determines the base salary of all senior vice president officers (other than those officers reporting directly to him or prior named executive officers, whose base salaries are established by the board of directors, and the chief audit officer). Ms. Hunter’s base salary for 2021 was $346,800, which was an increase of 2.00 percent from 2020.

Incentive Compensation

The following table presents the 2021 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2021 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice Presidents	35.00	60.00	85.00
Senior Vice President and Chief Financial Officer	35.00	60.00	85.00
Senior Vice Presidents	30.00	50.00	70.00

For 2021, the board established four incentive goals under the ICP, which correlate to the shareholder focus and risk management performance and diversity and inclusion priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the Bank’s annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting the various performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2021. A description of each of the performance metrics, and the performance against such metrics in 2021, is provided following the tables.
2021 Weights and Awards

President and Chief Executive Officer
(Mr. Malmberg and Mr. McMullan)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	30.00	15.00	22.50	30.00
Risk Management - Risk Appetite	30.00	15.00	22.50	30.00
Risk Management - ROE Spread to Average SOFR	30.00	15.00	22.50	30.00
Diversity and Inclusion	10.00	5.00	7.50	10.00
Total	100.00	50.00	75.00	100.00

Executive Vice President and Chief Financial Officer
(Mr. Kazazian)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	8.75	15.00	21.25
Risk Management - Risk Appetite	25.00	8.75	15.00	21.25
Risk Management - ROE Spread to Average SOFR	25.00	8.75	15.00	21.25
Diversity and Inclusion	10.00	3.50	6.00	8.50
Individual and Team Goals	15.00	5.25	9.00	12.75
Total	100.00	35.00	60.00	85.00

Executive Vice President
(Mr. O’Shields)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	30.00	10.50	18.00	25.50
Risk Management - Risk Appetite	30.00	10.50	18.00	25.50
Risk Management - ROE Spread to Average SOFR	30.00	10.50	18.00	25.50
Diversity and Inclusion	10.00	3.50	6.00	8.50
Total	100.00	35.00	60.00	85.00

Executive Vice President and Chief Risk Officer
(Mr. Can)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management - Risk Appetite	40.00	14.00	24.00	34.00
Diversity and Inclusion	10.00	3.50	6.00	8.50
Individual and Team Goals	50.00	17.50	30.00	42.50
Total	100.00	35.00	60.00	85.00

Senior Vice President
(Ms. Hunter and Mr. Kovach)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	7.50	12.50	17.50
Risk Management - Risk Appetite	25.00	7.50	12.50	17.50
Risk Management - ROE Spread to Average SOFR	25.00	7.50	12.50	17.50
Diversity and Inclusion	10.00	3.00	5.00	7.00
Individual and Team Goals	15.00	4.50	7.50	10.50
Total	100.00	30.00	50.00	70.00

The Shareholder Focus - Shareholder Activity goal measured the average utilization of the Bank’s products and services by shareholders during 2021. Performance under this measure was determined by calculating the total product utilization by shareholders as of December 31, 2021, referred to as activity points, over the daily average number of shareholders for each business day of 2021. The performance goals were 2.20 (threshold), 2.42 (target) and 2.62 (maximum) activity points per shareholder. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2021, the Bank achieved a shareholder activity performance score of 2.307 activity points per shareholder. Based on 2021 performance, the board awarded between the threshold and target level for this goal.

The Risk Management - Risk Appetite goal involved managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (whose overall weighting for this goal was higher, consistent with his role as Chief Risk Officer), and performance was determined on an overall Bank-wide basis. As of December 31, 2021, the Bank achieved a risk appetite performance score of 95.43 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Risk Management - ROE Spread to Average SOFR performance goal related to the Bank’s ROE amount in excess average SOFR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as SOFR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to average SOFR under certain economic scenarios. For 2021, the performance goals were 95 basis points (threshold), 145 basis points (target), and 195 basis points (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. In 2021, the Bank’s ROE spread to average SOFR was 287 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

The Diversity and Inclusion performance goal aligned with the Bank’s commitment to its diversity and inclusion program and measured the Bank’s ability to operate in accordance with its board approved diversity and inclusion strategy. This performance goal utilized the seven quantitative goals contained in the Bank’s 2021 diversity and inclusion operational plan. These seven goals are in the areas of workforce, supplier, capital markets and partnership. Under this measure, the performance goals required achievement of three (threshold), four (target), or six (maximum) of the seven quantitative goals. In 2021, six of these goals were achieved. Based on that achievement, the board awarded the maximum for this goal.

In 2021, the board of directors did not establish individual performance goals for Messrs. Malmberg, McMullan or Mr. O’Shields. Individual goals for Mr. Kazazian focused on information technology initiatives and team development. Individual goals for Mr. Can focused on information technology initiatives and risk management. Individual goals for Ms. Hunter focused on information technology initiatives and employee development. Based upon performance in 2021, Mr. Kazazian and Mr. Can were awarded between target and maximum and Ms. Hunter was awarded below threshold level for these goals. Individual goals for Mr. Kovach focused on information technology initiatives, compliance, and risk management. Mr. Kovach separated from the Bank prior to determination of final performance measures and was awarded at target level per the terms of the Bank’s incentive compensation plan.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.
2021 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to average SOFR (%)	Diversity and Inclusion (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
Kirk R. Malmberg	18.66	23.14	30.00	10.00	—	81.80	Target-Max	$429,462	$214,731
Haig H. Kazazian, III	11.80	15.53	21.25	8.50	11.48	68.56	Target-Max	291,381	145,691
Reginald T. O'Shields	14.16	18.64	25.50	8.50	—	66.80	Target-Max	283,910	141,955
Alp E. Can	—	24.85	—	8.50	38.25	71.60	Target-Max	304,316	152,158
K. Annette Hunter	9.94	12.93	17.50	7.00	3.46	50.83	Target-Max	176,290	88,145
W. Wesley McMullan (1)	18.66	23.14	30.00	10.00	—	81.80	Target-Max	310,849	—
Robert S. Kovach (1)	12.50	12.50	12.50	5.00	7.50	50.00	Target	179,089	—

(1) Mr. McMullan retired on May 27, 2021 and Mr. Kovach retired on November 5, 2021, and in accordance with the terms of the Bank’s incentive compensation plan, their total calculated award was not subject to deferral

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is included in the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below, along with interest earned in 2021 on Deferred Incentives. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2023-2025) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2023	1/3 of balance (± 1-year return)
2024	1/2 of balance (± 2-year return)
2025	Remaining balance (± 3-year return)

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

Other Performance Bonuses

In February 2021, Mr. Kovach received a one-time performance bonus in lieu of a merit increase. In addition, based upon her performance, Ms. Hunter received discretionary bonuses in the amount of $10,000 and $21,960 respectively in December 2021. These amounts are included in the “Bonus” column of the Summary Compensation Table below.
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

The Bank offers the named executive officers a limited number of perquisites, including an annual physical examination, guest travel to certain business functions, business club memberships, and financial planning services. For Mr. Malmberg, the Bank also provides an automobile allowance of up to $1,500 per month. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

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

Employment Agreement. The Bank entered into an Employment Agreement with Mr. Malmberg, effective April 20, 2021 (Employment Agreement). Under the Employment Agreement, Mr. Malmberg’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. Malmberg with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement had an initial three-year term and will continue to extend automatically for subsequent one-year periods unless either party elects not to renew. Mr. Malmberg is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provides for certain severance benefits for Mr. Malmberg, which are discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. Malmberg to the president and CEO position.

Change in Control Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan

(Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated Messrs. Malmberg, Kazazian, Can and O’Shields as eligible to participate in the Severance Plan. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.”

Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank’s Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by the full board of directors who were serving during 2021.

BOARD OF DIRECTORS

Richard A. Whaley, Chairman	R. Thornwell Dunlap, III, Vice Chair
Suzanne S. DeFerie	Kim C. Liddell
William C. Handorf	Edwina L. Payne
Scott C. Harvard	John B. Rucker
Jonathan Kislak	Kim D. Saunders

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2021, 2020, and 2019. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2021 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c) (2)	Bonus (d) (3)	Non-Equity Incentive Plan Compensation (e) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (5)	All Other Compensation (g) (6)	Total (h)
Kirk R. Malmberg Executive Vice President and Chief Operating Officer (1)	2021	$525,000	$2,100	$429,462	$307,917	$118,330	$1,382,809
	2020	581,885	1,500	427,342	3,689,157	121,985	4,821,869
	2019	545,000	100	394,920	1,949,176	37,052	2,926,248
Haig H. Kazazian, III Executive Vice President and Chief Financial Officer	2021	425,000	100	298,917	—	27,725	751,742
	2020	420,577	100	311,041	1,820,000	25,571	2,577,289
	2019	366,000	100	232,009	1,517,000	22,847	2,137,956
Reginald O'Shields Executive Vice President and General Counsel, Chief Compliance and Ethics Officer	2021	425,000	100	291,401	—	29,743	746,244
	2020	430,962	100	303,934	1,200,000	29,144	1,964,140
	2019	372,750	100	236,286	905,000	22,521	1,536,657
Alp E. Can, Executive Vice President, Chief Risk Officer	2021	425,000	100	312,010	19,000	79,691	835,801
	2020	430,962	1,600	320,814	301,000	68,783	1,123,159
K. Annette Hunter Senior Vice President and Director of Business Operations	2021	346,800	32,060	182,066	50,000	21,894	632,820
W. Wesley McMullan Former President and Chief Executive Officer (1)	2021	380,000	1,500	317,679	4,083,679	130,989	4,913,847
	2020	986,538	100	848,874	3,969,392	85,994	5,890,898
	2019	935,000	100	822,604	4,404,577	79,758	6,242,039
Robert S. Kovach Former Senior Vice President and Chief Credit Officer (1)	2021	358,177	9,966	186,189	15,931	519,941	1,090,204
	2020	439,581	1,100	271,483	454,000	27,754	1,193,918
	2019	415,000	100	263,473	553,000	25,206	1,256,779
__________
(1) Mr. Malmberg was hired as CEO on May, 28, 2021. Mr. McMullan retired on May 27, 2021. Mr. Kovach retired on November 5, 2021.
(2) In 2020, due to the cumulative impact of the leap year schedule, coupled with the Bank’s biweekly payroll processing schedule, all Bank employees were paid for 27 pay periods instead of the standard 26. The 2020 amounts in column (c) reflect this payment for Mr. Kazazian, Mr. O’Shields, Mr. Can, Mr. McMullan and Mr. Kovach.
(3) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g). The 2021 bonus amount includes an award payment of $2,000 for Mr. Malmberg under the Bank’s Service Award Program to recognize employees with five or more years of service. The 2021 bonus amount for Mr. McMullan and Mr. Kovach includes an award payment of $1,500 to recognize retirees under the Bank’s Service Award Program. The Service Award Program is administered by the Bank’s human resources department and is available to all employees of the Bank under the same general terms and conditions. Mr. Kovach received a one-time performance bonus of $8,466 in lieu of a 2021 merit adjustment. Ms. Hunter received performance bonuses in the amount of $10,000 and $21,960. To the extent the Bank provided a gross-up on such awards, those amounts are included in column (g).
(4) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2021, 2020, and 2019 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2021 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 14, 2022. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2021: $6,830 for Mr. McMullan, $7,536 for Mr. Kazazian, $7,491 for Mr. O’Shields, $7,694 for Mr. Can, $7,100 for Mr. Kovach and $5,776 for Ms. Hunter.

(5) The amounts in column (f) reflect the sum of (i) the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2021 Pension Benefits table, and (ii) all “above market” earnings earned under the Bank’s non-qualified deferred compensation plans. Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2021 above-market amounts for Mr. McMullan and Mr. Malmberg were $24,270 and $3,819, respectively. For Mr. Kazazian and Mr. O’Shields, the aggregate actuarial present value for pension benefits under the
Bank’s Pension and DBEP Plans decreased by $126,000 and $164,000, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(6) The amounts in column (g) for 2021 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (1)	Tax Gross-ups (2)	Other (3)	Total
Kirk R. Malmberg	$17,400	$87,600	$12,654	$676	$—	$118,330

Haig H. Kazazian, III	17,400	8,100	2,182	43	—	27,725

Reginald T. O'Shields	7,846	17,654	4,200	43	—	29,743

Alp E. Can	17,400	61,971	277	43	—	79,691

K. Annette Hunter	8,003	12,805	1,043	43	—	21,894

W. Wesley McMullan	15,038	7,762	16,160	646	91,383	130,989

Robert S. Kovach	5,861	15,630	15,043	281	483,126	519,941
____________
(1) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. Malmberg an airline program membership, and a $1,500 per month car allowance. The Bank also provided Mr. McMullan a monthly car allowance during his time as CEO as well as reimbursement for executive health benefits, financial planning services, and the Bank allowed Mr. McMullan to retain certain personal IT resources at the time of retirement.. The Bank provided Mr. Malmberg, Mr. Kazazian, Mr. Can, and Mr. O’Shields reimbursement for certain activities at business functions. The Bank provided Mr. Malmberg, Mr. Kazazian and Mr. O’Shields reimbursement for guest travel to certain business functions. The Bank provided Mr. Kovach a reimbursement for financial planning services. The Bank provided Mr. Kazazian and Mr. O’Shields a wellness incentive through the group health plan. The Bank provided Mr. Kazazian, Mr. O’Shields, and Ms. Hunter matching contributions in the Bank’s Once For All charitable giving program.
(2) The tax gross-up amounts represent withholding taxes on the $100 employee appreciation bonus provided to all employees of the Bank and on the awards to Malmberg, McMullan, and Kovach issued under the Bank’s Service Award Program.
(3) This amount represents a payout of Mr. McMullan’s accrued but unpaid annual leave upon his retirement, and a payout of Mr. Kovach’s accrued but unpaid annual leave upon his retirement and a severance payment pursuant to the Agreement and Release, dated December 20, 2021, between the Bank and Mr. Kovach, upon the satisfaction of certain conditions.

Awards of Incentive Compensation in 2021

The following table provides information concerning each grant of an award to a named executive officer in 2021 under the ICP.

2021 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
Kirk R. Malmberg	$437,500	$656,250	$875,000
Haig H. Kazazian, III	148,750	255,000	361,250
Reginald O'Shields	148,750	255,000	361,250
Alp E. Can	148,750	255,000	361,250
K. Annette Hunter	104,040	173,400	242,760
W. Wesley McMullan	190,000	285,000	380,000
Robert S. Kovach	107,453	179,088	250,724
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2021. The actual amounts earned pursuant to the ICP during 2021 are reported under column (e) of the 2021 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2021 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2021, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

Pension Plan

The pension benefits payable under the Pension Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant’s benefit in the plan vests upon completion of five years of service with the Bank, and the payout amount depends on the date of the participant’s retirement, as described below.

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

Mr. Kazazian, Mr. Can, Mr. O’Shields and Ms. Hunter participate in the Pension Plan on these terms because they were hired before July 1, 2005. Each of them has attained eligibility for immediate early retirement. Mr. Malmberg also participated in the Pension Plan on these terms and received a distribution from the Pension Plan following his retirement in 2020; he re-entered the Pension Plan at a level consistent with his original date of hire when he was appointed CEO in 2021.

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, and by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available, except for Mr. Kovach. Mr. Kovach, who was hired in 2010, participated in the Pension Plan under these terms, and received a lump sum payment upon retirement in 2021.

Employees hired on or after March 1, 2011

The Pension Plan was closed to new participants effective March 1, 2011.

DBEP

Payments under the Pension Plan may be limited due to federal tax code limitations. The DBEP exists to restore those benefits that executives otherwise would forfeit due to these limitations. The DBEP operates using the same benefit formula and retirement eligibility provisions as described above under the Pension Plan. Because the DBEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as the Pension Plan. Messrs. Kazazian, and O’Shields and Ms. Hunter participate in the DBEP.

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

2021 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
Kirk R. Malmberg (2)	Pension Plan	24.58	$2,728,000	$128,829
	DBEP	23.92	—	8,398,269
Haig H. Kazazian, III	Pension Plan	29.25	2,625,000	—
	DBEP	29.25	3,777,000	—
Reginald T. O'Shields	Pension Plan	18.58	1,427,000	—
	DBEP	18.58	2,199,000	—
Alp E. Can	Pension Plan	16.58	1,127,000	—
	DBEP	N/A	—	—
K. Annette Hunter	Pension Plan	19.25	1,828,000	—
	DBEP	19.25	1,891,000	—
W. Wesley McMullan	Pension Plan	30.00	3,612,000	86,775
	DBEP	30.00	—	20,855,634
Robert S. Kovach	Pension Plan	30.00	—	2,063,324
	DBEP	30.00	—	572,607
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2021, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 2.83 percent discount rate; a 2.22 percent discount rate was used to calculate benefits under the DBEP.
(2) Mr. Malmberg did not re-enter participation in the DBEP upon his appointment as CEO in 2021.

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

The DCP permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank’s 401(k) Plan. DCP participants also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the DCP may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the DCP. Mr. McMullan participated in the DCP for the year ended December 31, 2021.

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

The board amended the BEP, effective April 1, 2021, to:

•define a new category of executives as eligible participants: those who were hired or promoted to chief executive officer on or after April 1, 2021 and regardless of participation in the Bank’s qualified pension plan but who are not eligible to accrue benefits under the Bank's non-qualified defined benefit equalization plan. The defined contribution portion of the BEP as amended;

•provides eligible executives with a contribution equivalent to 14.0 percent of base pay offset by 6.0 percent matching contributions to the 401(k) Plan; and

•provides eligible executives with a contribution equivalent to 20.0 percent of any bonuses paid in the current year.

The following table presents compensation earned and deferred in 2021, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2021 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
Kirk R. Malmberg	$5,500	$87,600	$232,972	$(1,921,124)	$796,099
Haig H. Kazazian, III	—	8,100	11,409	—	73,811
Reginald O'Shields	59,000	17,654	127,315	—	1,103,819
Alp E. Can	6,000	61,971	42,041	—	241,881
K. Annette Hunter	43,360	12,805	46,786	—	403,845
W. Wesley McMullan	162,471	7,762	194,752	(1,516,286)	2,397,594
Robert S. Kovach	81,453	15,630	276,837	—	2,370,748
_________
(1) Amounts under column (b) are included in salary reported for 2021 in column (c) of the 2021 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2021 in column (g) of the 2021 Summary Compensation Table.
(3) Amounts under column (d) reflect actual market returns for mutual funds selected by participants and earnings on the Bank’s return on equity fund over 120% applicable long term federal rate.
(4) To the extent that a participant was a named executive officer in prior years, executive and Bank contributions included in the “Aggregate Balance at Last Fiscal Year End” column have been reported as compensation in the Summary Compensation Table for the applicable year.

Potential Payments upon Termination or Change in Control
Malmberg Employment Agreement
Mr. Malmberg’s Employment Agreement provides that upon the Bank’s termination of his employment for any reason other than “cause,” or upon Mr. Malmberg’s termination of his employment for “good reason,” the Bank will pay a total of one year’s base salary in effect at the date of termination in a lump sum within 30 days after Mr. Malmberg executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. Malmberg’s incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. Malmberg was employed that year. The incentive compensation award is based on the Bank’s actual performance for the year in which termination occurs and is payable at the time such incentive compensation awards are paid to other senior executives. In addition, Mr. Malmberg is entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement.

Under Mr. Malmberg’s Employment Agreement, “cause” is defined to include:

•Mr. Malmberg’s failure to perform substantially his duties;

•his engagement in illegal conduct or gross misconduct injurious to the Bank;

•a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment;
•crimes involving a felony, fraud or other dishonest acts;

•certain other notices from or actions by the Finance Agency;

•his breach of fiduciary duty or breach of certain covenants in the Employment Agreement;

•his refusal to comply with a lawful directive from the Chairman of the board of directors or from the board of directors; or

•his material breach of the Employment Agreement.

The Employment Agreement defines “good reason” to include:

•a material diminution in Mr. Malmberg’s base salary or in his authority;

•the Bank requiring Mr. Malmberg to be based at any office or location other than in Atlanta, Georgia; or

•a material breach of the Employment Agreement by the Bank.

The following table presents information about potential payments to Mr. Malmberg under his Employment Agreement in the event his employment had terminated on December 31, 2021 and a change in control of the Bank had not occurred. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2021 ICP Award	Deferred Incentive for Prior Periods	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	429,462	—	875,000	43,425	—	—	1,347,887
Resignation For Good Reason	429,462	—	875,000	43,425	—	—	1,347,887
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
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board has designated Messrs. Malmberg, Kazazian, Can and O’Shields as participants in the Severance Plan.
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

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Each of Messrs. Malmberg, Kazazian, O’Shields and Can have executed a participation agreement to become participants in the Severance Plan.

The following table presents information about potential payments under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on December 31, 2021. None of the participants would be entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Qualified Termination Following a Change in Control(1)

	2021 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance	Total
Kirk R. Malmberg	$429,462	$2,187,500	$43,425	$7,500	$2,667,887
Reginald T. O'Shields	283,910	743,750	44,150	7,500	1,079,310
Alp E. Can	304,316	743,750	14,310	7,500	1,069,876
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control. Mr. Kazazian became a participant in the Severance Plan effective January 14, 2022.

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. Malmberg, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2019 by examining the 2019 base pay for all 314 individuals, excluding the CEO, who were employed by the Bank on December 1, 2019 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2019). For 2021, the Bank determined to use the same median employee in its pay ratio calculation because there has not been a change in the Bank’s employee population or employee compensation arrangements that it believes would significantly impact the pay ratio disclosure. The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2021 Summary Compensation Table included earlier in this Executive Compensation section of the Report. The Bank had more than one non-concurrent CEO in 2021 and annualized Mr. Malmberg’s compensation for purposes of calculation the CEO pay ratio. For the year ended December 31, 2021, the Bank’s median employee total annual compensation was $166,697, the CEO’s total annual compensation was $1,732,809; and the ratio of CEO to median employee compensation was 10.4 to 1.
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

Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; in 2021, these expenses totaled $28,251 in the aggregate.
During 2021, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2021 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$140,000
Vice Chairman of the Board	120,000
Chairman of the Audit Committee	115,000
Other Committee Chairmen (excluding Audit and Executive)	110,000
All Other Directors	100,000
Under the 2021 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 14, 2020 and ended January 29, 2021 (the last day of the first scheduled in-person board meeting for 2021). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 12, 2021 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviews the cumulative attendance and performance of each director during the year and, in consultation with the chair of the board, may recommended to the board a reduction, elimination or increase in the final payment opportunity for each director, provided that no increase may exceed the applicable annual compensation cap. No such adjustment was made for 2021.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2021.

2021 Director Compensation
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)
Brian E. Argrett	$120,000	$1,332	*	$121,332
Travis Cosby, III	115,000	—	*	115,000
Suzanne S. DeFerie	110,000	—	*	110,000
R. Thornwell Dunlap, III	110,000	—	*	110,000
William C. Handorf	100,000	—	*	100,000
Scott C. Harvard	100,000	—	*	100,000
Jonathan Kislak	110,000	—	*	110,000
Kim C. Liddell	110,000	—	*	110,000
Edwina L.Payne	100,000	—	*	100,000
Garrett S. Richter	100,000	—	*	100,000
John B. Rucker	110,000	1,488	*	111,488
Kim D. Saunders	100,000	—	*	100,000
Robert L. Strickland, Jr.	100,000	—	*	100,000
Richard A. Whaley	140,000	2,791	*	142,791
____________
(1) Directors are eligible to participate in the Bank’s DCP. Directors Argrett, Rucker, and Whaley elected to defer compensation for 2021. The amounts in column (c) represent “above market” earnings.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, guest travel, certain activities at business functions, and matching contributions under the Bank’s Once For All charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.
In October 2021, the board of directors approved the 2022 Directors’ Compensation Policy, which is similar to the 2021 policy, with the same annual compensation limits as the 2021 policy.

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2021	$1,094	$704	$317	$265	$3	$1	$2,384
December 31, 2020	1,585	846	392	250	5	—	3,078
December 31, 2019	3,257	1,048	470	209	4	1	4,989
December 31, 2018	3,656	1,167	469	191	3	1	5,487
December 31, 2017	3,346	1,233	445	128	2	1	5,155

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2022.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	2,977,024	11.68
100 North Tryon Street
Charlotte, NC 28255
Pentagon Federal Credit Union	2,548,326	10.00
7940 Jones Branch Drive
McLean, VA 22102
TIAA, FSB	2,326,125	9.13
501 Riverside Avenue- 12 Floor
Jacksonville, FL 32202
Navy Federal Credit Union	1,896,375	7.44
820 Follin Lane
Vienna, VA 22180
Capital One, National Association	1,849,500	7.26
1680 Capital One Drive
McLean, VA 22102

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2022.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
First Bank	Southern Pines, NC	45,810	0.18
IDB Global Federal Credit Union	Washington, DC	12,282	0.05
River Bank & Trust	Prattville, AL	10,323	0.04
First Bank	Strasburg, VA	7,011	0.03
Citizens Bank of Americus	Americus, GA	6,306	0.02
Community Bankers' Bank	Midlothian, VA	4,784	0.02
BayVanguard Bank	Baltimore, MD	4,496	0.02
Countybank	Greenwood, SC	3,212	0.01

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed (or accrued) to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2021	2020
Audit fees(1)	$869	$836
Audit-related fees(2)	61	73
All other fees(3)	3	3
Total fees	$933	$912
____________
(1) Audit fees and expenses for the years ended December 31, 2021 and 2020 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2021 and 2020 were for certain FHLBank System assurance and related services, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2021 and 2020 relate to the annual license for PwC’s accounting research software and disclosure checklist.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $58,430 and $65,964 in 2021 and 2020, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2021 and 2020.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2021 and 2020, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238 )

Statements of Condition as of December 31, 2021 and 2020
Statements of Income for the Years Ended December 31, 2021, 2020, and 2019
Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
Statements of Capital Accounts for the Years Ended December 31, 2021, 2020, and 2019
Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
Notes to Financial Statements

(b)    Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/21
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	10/8/21
4.2	Description of the Bank’s Capital Stock.
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*	10-K	3/8/18
10.2	Amendment One to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan.*	8-K	1/28/20
10.3	Amendment Two to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan. *	8-K/A	4/21/21
10.4	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	1/9/09
10.5	Form of Officer and Director Indemnification Agreement.*	10-12G	3/17/06
10.6	Federal Home Loan Bank of Atlanta 2022 Directors’ Compensation Policy.*
10.7	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012).*	10-K	3/23/12
10.8	Employment Agreement effective as of May 28, 2021 between the Bank and Kirk R. Malmberg.*	8-K/A	4/21/21
10.9	General Release Agreement effective as of December 20, 2021 between the Bank and Robert S. Kovach.*	8-K	12/20/21
10.10	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.*	10-K	3/9/17
10.11	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	3/9/17
10.12	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	March 3, 2022	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2022	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: President and Chief Executive Officer

Date:	March 3, 2022	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III
Title: Executive Vice President and Chief Financial Officer

Date:	March 3, 2022	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 3, 2022	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Chair of the Board of Directors

Date:	March 3, 2022	By /s/ R. Thornwell Dunlap, III
Name: R. Thornwell Dunlap, III
Title: Vice Chair of the Board of Directors

Date:	March 3, 2022	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 3, 2022	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 3, 2022	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 3, 2022	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 3, 2022	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 3, 2022	By ________________
Name: William L. Lusk, Jr*
Title: Director

Date:	March 3, 2022	By _________________
Name: Brian P. McLaughlin*
Title: Director

Date:	March 3, 2022	By /s/ Edwina L. Payne
Name: Edwina L. Payne
Title: Director

Date:	March 3, 2022	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 3, 2022	By /s/ Kim D. Saunders
Name: Kim D. Saunders
Title: Director

Date:	March 3, 2022	By _________________
Name: James M. Stubbs*
Title: Director

*Mr. McLaughlin, Mr. Lusk and Mr. Stubbs joined the board of directors effective January 1, 2022. Given the short time period between their election and the date of this report, these directors were not asked to sign this report.