Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Atlanta
filed 2022-05-06
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2022 was 27,946,894.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of March 31, 2022	As of December 31, 2021
Assets
Cash and due from banks	$938	$879
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of March 31, 2022 and December 31, 2021)	689	688
Securities purchased under agreements to resell	3,750	7,000
Federal funds sold	8,736	6,420
Investment securities:
Available-for-sale securities (amortized cost of $2,648 as of March 31, 2022 and December 31, 2021)	2,616	2,639
Held-to-maturity securities (fair value of $15,492 and $15,099 as of March 31, 2022 and December 31, 2021, respectively)	15,614	15,074
Total investment securities	18,230	17,713
Advances	51,538	45,415
Mortgage loans held for portfolio, net	139	149
Accrued interest receivable	56	57
Derivative assets	289	331
Other assets, net	85	94
Total assets	$84,450	$78,746
Liabilities
Interest-bearing deposits	$2,158	$2,054
Consolidated obligations, net:
Discount notes	27,228	25,506
Bonds	49,407	46,186
Total consolidated obligations, net	76,635	71,692
Mandatorily redeemable capital stock	—	1
Accrued interest payable	80	72
Affordable Housing Program payable	60	61
Derivative liabilities	10	22
Other liabilities	648	249
Total liabilities	79,591	74,151
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7,272,484 and 7,143,718 as of March 31, 2022 and December 31, 2021, respectively	727	715
Subclass B2 issued and outstanding shares: 19,214,757 and 16,681,827 as of March 31, 2022 and December 31, 2021, respectively	1,922	1,668
Subclass B3 issued and outstanding shares: 67,541 and 0 as of March 31, 2022 and December 31, 2021, respectively	7	—
Total capital stock Class B putable	2,656	2,383
Retained earnings:
Restricted	622	615
Unrestricted	1,620	1,613
Total retained earnings	2,242	2,228
Accumulated other comprehensive loss	(39)	(16)
Total capital	4,859	4,595
Total liabilities and capital	$84,450	$78,746

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Interest income
Advances	$63	$87
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	1	1
Federal funds sold	3	2
Trading securities	—	1
Available-for-sale securities	2	—
Held-to-maturity securities	25	34
Mortgage loans	2	3
Total interest income	97	129
Interest expense
Consolidated obligations:
Discount notes	7	5
Bonds	22	45
Total interest expense	29	50
Net interest income	68	79
Noninterest income (loss)
Net losses on trading securities	—	(1)
Net gains on derivatives	1	1
Standby letters of credit fees	2	4
Gain on litigation settlements, net	4	—
Other	(1)	—
Total noninterest income	6	4
Noninterest expense
Compensation and benefits	18	19
Other operating expenses	11	8
Federal Housing Finance Agency	2	3
Office of Finance	2	2
Other	1	4
Total noninterest expense	34	36
Income before assessment	40	47
Affordable Housing Program assessment	4	4
Net income	$36	$43

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Net income	$36	$43
Other comprehensive (loss) income:
Net unrealized losses on available-for-sale securities	(23)	—
Pension and postretirement benefits	—	3
Total other comprehensive (loss) income	(23)	3
Total comprehensive income	$13	$46

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	3	358	—	—	—	—	358
Repurchase/redemption of capital stock	(9)	(893)	—	—	—	—	(893)
Comprehensive income	—	—	8	35	43	3	46
Cash dividends on capital stock	—	—	—	(30)	(30)	—	(30)
Balance, March 31, 2021	25	$2,543	$596	$1,615	$2,211	$(13)	$4,741

Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	8	843	—	—	—	—	843
Repurchase/redemption of capital stock	(5)	(547)	—	—	—	—	(547)
Net shares reclassified to mandatorily redeemable capital stock	—	(23)	—	—	—	—	(23)
Comprehensive income (loss)	—	—	7	29	36	(23)	13
Cash dividends on capital stock	—	—	—	(22)	(22)	—	(22)
Balance, March 31, 2022	27	$2,656	$622	$1,620	$2,242	$(39)	$4,859

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$36	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(4)	(3)
Net change in derivative and hedging activities	567	452
Net change in fair value adjustment on trading securities	—	1
Net change in:
Accrued interest receivable	1	10
Other assets	8	12
Affordable Housing Program payable	(1)	(4)
Accrued interest payable	8	3
Other liabilities	(11)	(19)
Total adjustments	568	452
Net cash provided by operating activities	604	495
Investing activities
Net change in:
Interest-bearing deposits	(838)	1,113
Securities purchased under agreements to resell	3,250	5,500
Federal funds sold	(2,316)	(5,431)
Trading securities:
Proceeds from sales	—	61
Proceeds from principal collected	—	1,000
Held-to-maturity securities:
Proceeds from principal collected	1,031	1,412
Purchases of long-term	(1,164)	—
Advances:
Proceeds from principal collected	30,128	23,591
Made	(36,965)	(21,552)
Mortgage loans:
Proceeds from principal collected	11	20
Purchases of premises, equipment, and software	(2)	(1)
Net cash (used in) provided by investing activities	(6,865)	5,713

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Three Months Ended March 31,
	2022	2021
Financing activities
Net change in interest-bearing deposits	105	715
Net payments on derivatives containing a financing element	(1)	(1)
Proceeds from issuance of consolidated obligations:
Discount notes	165,196	173,787
Bonds	10,768	17,006
Payments for debt issuance costs	(1)	(1)
Payments for maturing and retiring consolidated obligations:
Discount notes	(163,479)	(179,263)
Bonds	(6,518)	(17,820)
Proceeds from issuance of capital stock	843	358
Payments for repurchase/redemption of capital stock	(547)	(893)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(24)	—
Cash dividends paid	(22)	(30)
Net cash provided by (used in) financing activities	6,320	(6,142)
Net increase in cash and due from banks	59	66
Cash and due from banks at beginning of the period	879	2,905
Cash and due from banks at end of the period	$938	$2,971
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$16	$55
Affordable Housing Program assessment, net	$4	$8
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$23	$—
Held-to-maturity securities acquired with accrued liabilities	$572	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending 2022, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, which are contained in the Bank’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2022 (Form 10-K).

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting arrangements or by operation of law. Additional information regarding derivative instruments is provided in Note 9—Derivatives and Hedging Activities to the Bank’s interim financial statements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of March 31, 2022 and December 31, 2021. No allowance for credit losses was recorded for these assets as of March 31, 2022 and December 31, 2021. The carrying values of these assets excludes accrued interest receivable that was not material as of March 31, 2022 and December 31, 2021.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of March 31, 2022 and December 31, 2021.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2021 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting guidance not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Fair Value Hedging - Portfolio Layer Method (ASU 2022-01)	This guidance expands the current single-layer hedging method to allow multiple hedged layers of a single closed portfolio.	January 1, 2023	This guidance is not expected to have any impact on the Bank's financial condition or results of operations.
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)	This guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss methodology while enhancing disclosure requirement for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty.	January 1, 2023	This guidance is not expected to have a material impact on the Bank's financial condition or results of operations.
Note 3—Investments in Debt Securities

Available-for-sale Securities

Major Security Type. The following table presents available-for-sale securities. All of the Bank’s available-for-sale securities are U.S. Treasury obligations.

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2022	$2,648	$2	$(34)	$2,616
As of December 31, 2021	$2,648	$—	$(9)	$2,639
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of March 31, 2022 and December 31, 2021.
The following table presents available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2022	$1,564	$(34)
As of December 31, 2021	$1,589	$(9)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due after one year through five years	$2,648	$2,616	$2,648	$2,639
 ____________
(1)Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was not material as of as of March 31, 2022 and December 31, 2021.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of March 31, 2022 and December 31, 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2022				As of December 31, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,385	3	(22)	1,366	1,450	6	(6)	1,450
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	203	—	(12)	191	221	—	(3)	218
Government-sponsored enterprises residential	4,563	23	(44)	4,542	4,927	43	(9)	4,961
Government-sponsored enterprises commercial	9,462	13	(83)	9,392	8,475	19	(25)	8,469
Total	$15,614	$39	$(161)	$15,492	$15,074	$68	$(43)	$15,099
 ____________
(1) Excludes accrued interest receivable of $7 and $6 as of March 31, 2022 and December 31, 2021, respectively.

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

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$370	$370	$435	$435
Due after one year through five years	956	936	856	853
Due after five years through 10 years	—	—	100	101
Due after 10 years	60	61	60	62
Total non-mortgage-backed securities	1,386	1,367	1,451	1,451
Mortgage-backed securities	14,228	14,125	13,623	13,648
Total	$15,614	$15,492	$15,074	$15,099
 ____________
(1) Excludes accrued interest receivable of $7 and $6 as of March 31, 2022 and December 31, 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2022 and December 31, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.
.

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2022	As of December 31, 2021
Due in one year or less	$31,349	$21,819
Due after one year through two years	3,527	3,247
Due after two years through three years	2,191	2,236
Due after three years through four years	2,017	3,145
Due after four years through five years	3,247	3,047
Due after five years	9,436	11,433
Total par value	51,767	44,927
Deferred prepayment fees	(62)	(70)
Discount on AHP (1) advances	(1)	(2)
Discount on EDGE (2) advances	(1)	(1)
Hedging adjustments	(165)	561
Total (3)	$51,538	$45,415
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $47 and $50 as of March 31, 2022 and December 31, 2021, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of March 31, 2022	As of December 31, 2021
Due or convertible in one year or less	$35,481	$27,082
Due or convertible after one year through two years	3,529	3,271
Due or convertible after two years through three years	2,189	2,215
Due or convertible after three years through four years	1,992	3,137
Due or convertible after four years through five years	3,161	2,976
Due or convertible after five years	5,415	6,246
Total par value	$51,767	$44,927

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2022	As of December 31, 2021
Fixed-rate:
Due in one year or less	$20,473	$14,715
Due after one year	17,573	20,391
Total fixed-rate	38,046	35,106
Variable-rate:
Due in one year or less	10,876	7,104
Due after one year	2,845	2,717
Total variable-rate	13,721	9,821
Total par value	$51,767	$44,927

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, savings institutions, and insurance companies and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $37,776 and $32,076 as of March 31, 2022 and December 31, 2021, respectively. This concentration represented 73.0 percent and 71.4 percent of total advances outstanding as of March 31, 2022 and December 31, 2021, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2022 and December 31, 2021. No advance was past due, on nonaccrual status, or considered impaired, and there were no troubled debt restructurings related to advances as of March 31, 2022 and December 31, 2021.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2022	As of December 31, 2021
Medium-term (15 years or less)	$1	$2
Long-term (greater than 15 years)	138	148
Total unpaid principal balance	139	150
Discounts	—	(1)
Total mortgage loans held for portfolio (1)	139	149
Allowance for credit losses on mortgage loans (2)	—	—
Mortgage loans held for portfolio, net	$139	$149
____________
(1) Exclude accrued interest receivable of $1 as of March 31, 2022 and December 31, 2021.
(2) The amounts are not material.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2022	As of December 31, 2021
Conventional mortgage loans	$127	$137
Government-guaranteed or insured mortgage loans	12	13
Total unpaid principal balance	$139	$150

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2022(1)	2021
Balance, beginning of period	$—	$1
Provision for credit losses	—	—
Balance, end of period	$—	$1
____________
(1) The amounts are not material.

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

	As of March 31, 2022
	Origination Year
	Prior to 2018	Total
Payment status, at amortized cost:(1)
Past due 30-59 days	$4	$4
Past due 60-89 days (2)	—	—
Past due 90 days or more	6	6
Total past due mortgage loans	10	10
Current mortgage loans	117	117
Total conventional mortgage loans	$127	$127
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of March 31, 2022.
(2) The amount is not material.

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

The following tables present the other delinquency statistics for all mortgage loans.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of March 31, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.82%	7.40%	5.04%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$6	$—	$6
____________
(1) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. The amounts are not material.
(2) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of March 31, 2022, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

	As of December 31, 2021
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$—	$—	$—
Seriously delinquent rate (2)	4.70%	6.26%	4.83%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$6	$—	$6
____________
(1) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. The amounts are not material.
(2) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of December 31, 2021, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2022	As of December 31, 2021
Fixed-rate	$31,408	$27,751
Simple variable-rate	16,030	16,400
Step up/down	3,258	2,295
Total par value	$50,696	$46,446

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2022		As of December 31, 2021
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$16,738	0.37	$16,640	0.16
Due after one year through two years	3,838	1.35	2,110	0.55
Due after two years through three years	12,374	0.81	10,700	0.81
Due after three years through four years	6,020	0.82	4,720	0.67
Due after four years through five years	8,426	1.23	7,829	0.94
Due after five years	3,300	2.06	4,447	1.76
Total par value	50,696	0.85	46,446	0.67
Premiums	8		10
Discounts	(16)		(17)
Hedging adjustments	(1,281)		(253)
Total	$49,407		$46,186

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2022	As of December 31, 2021
Callable	$29,170	$24,393
Noncallable	21,526	22,053
Total par value	$50,696	$46,446

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2022	As of December 31, 2021
Due or callable in one year or less	$45,486	$40,712
Due or callable after one year through two years	2,206	1,778
Due or callable after two years through three years	567	1,674
Due or callable after three years through four years	1,217	1,090
Due or callable after four years through five years	43	3
Due or callable after five years	1,177	1,189
Total par value	$50,696	$46,446

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
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2022	$27,228	$27,235	0.24
As of December 31, 2021	$25,506	$25,507	0.04

Note 7—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2022		As of December 31, 2021
	Required	Actual	Required	Actual
Risk-based capital	$612	$4,898	$814	$4,612
Total regulatory capital ratio	4.00%	5.80%	4.00%	5.86%
Total regulatory capital (1)	$3,378	$4,898	$3,150	$4,612
Leverage capital ratio	5.00%	8.70%	5.00%	8.79%
Leverage capital	$4,223	$7,347	$3,937	$6,918
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2022 and 2021.

	2022		2021
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$22	3.70	$30	3.72

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$—	$(16)	$(16)
Reclassification from accumulated other comprehensive income to net income:			—
Amortization of pension and postretirement (1)	—	3	3
Net current period other comprehensive income	—	3	3
Balance, March 31, 2021	$—	$(13)	$(13)

Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(23)	—	(23)
Net current period other comprehensive loss	(23)	—	(23)
Balance, March 31, 2022	$(32)	$(7)	$(39)
____________
(1) Included in Noninterest expense - Other on the Statements of Income.

Note 9—Derivatives and Hedging Activities

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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 13—Derivatives and Hedging Activities to the 2021 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2022			As of December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$49,758	$8	$1,330	$46,340	$2	$453
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	63	2	—	64	1	1
Interest-rate caps or floors	4,000	3	2	4,000	1	1
Total derivatives not designated as hedging instruments	4,063	5	2	4,064	2	2
Total derivatives before netting and collateral adjustments	$53,821	13	1,332	$50,404	4	455
Netting adjustments and cash collateral (2)		276	(1,322)		327	(433)
Derivative assets and derivative liabilities		$289	$10		$331	$22
___________
(1) Includes variation margin for daily settled contracts of negative $284 as of March 31, 2022 and $300 as of December 31, 2021.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest was $1,597 and $759 as of March 31, 2022 and December 31, 2021, respectively. The Bank did not receive any cash collateral, including accrued interest, as of March 31, 2022 and December 31, 2021.

The following table presents the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended March 31,
	2022		2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$63	$(22)	$87	$(45)
Changes in fair value:
Hedged items	$(673)	$1,029	$(621)	$89
Derivatives	725	(1,018)	691	(88)
Net changes in fair value	52	11	70	1
Net interest settlements on derivatives (1) (2)	(59)	53	(94)	10
Amortization/accretion of active hedging relationships	(42)	—	(45)	—
Other	(11)	—	(3)	—
Total net interest income effect from fair value hedging relationships	$(60)	$64	$(72)	$11
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

	As of March 31, 2022				As of December 31, 2021
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$18,583	$(221)	$56	$(165)	$21,293	$492	$69	$561
Consolidated obligations:
Bonds	30,313	(1,281)	—	(1,281)	25,256	(252)	(1)	(253)
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended March 31,
	2022	2021
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$1
Interest-rate caps or floors	1	—
Net gains on derivatives	$1	$1

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2022 was $3, for which the Bank was not required to post collateral as of March 31, 2022. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would not have been required to post any additional collateral as of March 31, 2022.

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

	As of March 31, 2022		As of December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$11	$1,303	$4	$451
Cleared derivatives	2	29	—	4
Total gross recognized amount	13	1,332	4	455
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	29	(1,293)	(3)	(429)
Cleared derivatives	247	(29)	330	(4)
Total gross amounts of netting adjustments and cash collateral	276	(1,322)	327	(433)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	40	10	1	22
Cleared derivatives	249	—	330	—
Total net amounts after netting adjustments and cash collateral	289	10	331	22
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	40	10	1	22
Cleared derivatives	249	—	330	—
Total net unsecured amount (1)	$289	$10	$331	$22
____________
(1) The Bank had net credit exposure of $40 and $0 as of March 31, 2022 and December 31, 2021, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

Note 10—Estimated Fair Values

The Bank records available-for-sale securities, derivative assets and liabilities, and grantor trust assets (publicly-traded mutual funds) at estimated fair value on a recurring basis. Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction, the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2022 and December 31, 2021.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of March 31, 2022 and December 31, 2021.

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of March 31, 2022 and December 31, 2021.

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

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition and categorized within the fair value hierarchy.

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

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “resultant” price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the resultant price. Alternatively, if the analysis does not provide evidence that an outlier is more representative of the fair value, and the resultant price is the best estimate, then the resultant price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no resultant price, and the final price is determined by an evaluation of all outlier prices as described above.

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2022 and December 31, 2021. Based on

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2022 and December 31, 2021. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$938	$938	$938	$—	$—
Interest-bearing deposits	689	689	—	689	—
Securities purchased under agreements to resell	3,750	3,750	—	3,750	—
Federal funds sold	8,736	8,736	—	8,736	—
Available-for-sale securities (1)	2,616	2,616	—	2,616	—
Held-to-maturity securities	15,614	15,492	—	15,492	—
Advances	51,538	51,553	—	51,553	—
Mortgage loans held for portfolio, net	139	144	—	144	—
Accrued interest receivable	56	56	—	56	—
Derivative (1)	289	289	—	13	276
Grantor trust assets (included in Other assets) (1)	29	29	29	—	—
Liabilities:
Interest-bearing deposits	2,158	2,158	—	2,158	—
Consolidated obligations, net:
Discount notes	27,228	27,226	—	27,226	—
Bonds	49,407	49,253	—	49,253	—
Accrued interest payable	80	80	—	80	—
Derivative liabilities (1)	10	10	—	1,332	(1,322)
____________
(1) Financial instruments measured at fair value on a recurring basis.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$879	$879	$879	$—	$—
Interest-bearing deposits	688	688	—	688	—
Securities purchased under agreements to resell	7,000	7,000	—	7,000	—
Federal funds sold	6,420	6,420	—	6,420	—
Available-for-sale securities (1)	2,639	2,639	—	2,639	—
Held-to-maturity securities	15,074	15,099	—	15,099	—
Advances	45,415	45,635	—	45,635	—
Mortgage loans held for portfolio, net	149	161	—	161	—
Accrued interest receivable	57	57	—	57	—
Derivative assets (1)	331	331	—	4	327
Grantor trust assets (included in Other assets) (1)	35	35	35	—	—
Liabilities:
Interest-bearing deposits	2,054	2,054	—	2,054	—
Consolidated obligations, net:
Discount notes	25,506	25,506	—	25,506	—
Bonds	46,186	46,338	—	46,338	—
Mandatorily redeemable capital stock	1	1	1	—	—
Accrued interest payable	72	72	—	72	—
Derivative liabilities (1)	22	22	—	455	(433)
____________
(1) Financial instruments measured at fair value on a recurring basis.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

Note 11—Commitments and Contingencies

Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $621,599 and $580,909 as of March 31, 2022 and December 31, 2021, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2022 and December 31, 2021. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2022 and December 31, 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2022			As of December 31, 2021
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,078	$3,688	$6,766	$3,757	$3,914	$7,671
Commitments to fund additional advances	39	30	69	96	38	134
Unsettled consolidated obligation bonds, at par (2)	1,151	—	1,151	80	—	80
Unsettled consolidated obligation discount notes, at par (2)	2,000	—	2,000	—	—	—
____________
(1)“Expire Within One Year” includes 18 standby letters of credit for a total of $16 and 19 standby letters of credit for a total of $15 as of March 31, 2022 and December 31, 2021, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $15 and $16 as of March 31, 2022 and December 31, 2021, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of March 31, 2022 and December 31, 2021.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 12—Transactions with Shareholders

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

	As of March 31, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$297	11.20	$7,506	14.50	$—	—

	As of December 31, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.49	$7,506	16.71	$—	0.02
TIAA, FSB	277	11.61	6,946	15.46	1	0.05

Note 13—Subsequent Events

On April 28, 2022, the Bank's board of directors approved a first quarter 2022 cash dividend at an annualized rate of 3.74 percent. The Bank paid the first quarter 2022 dividend on May 3, 2022, in the amount of $22.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q (Report) may be “forward-looking statements”, which include statements with respect to the plans, objectives, expectations, estimates, and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which are beyond the Bank’s control and may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are forward-looking statements. The reader can identify these forward-looking statements through the use of words such as “may”, “will”, “anticipate”, “hope”, “project”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “could”, “intend”, “seek”, “target” and other similar words and expressions of the future.

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital markets and the U.S. economy, which impact is evolving and unknowable at this time; the interest-rate environment; demand for Bank advances and FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; future classification of securities; the impact of changes in product offerings; the impact of housing reform and other legislative or regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, the impact of the COVID-19 pandemic, as well as those risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 3, 2022, and from time to time in the Bank’s other filings with the SEC, and elsewhere in this Report.

All such written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. The Bank has no obligation and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which the statements otherwise are made, whether as a result of new information, future events, or otherwise, except as otherwise may be required by law.

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2022 and December 31, 2021, and results of operations for the first quarter of 2022 and 2021. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2021.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. On March 16, 2022 the Federal Reserve Open Markets Committee (FOMC) began to change its accommodative stance by increasing the target range for the federal funds rate from 0 to 0.25 percent to 0.25 percent to 0.50 percent and brought net asset purchases it had initiated to support market liquidity to an end in early March 2022. Subsequent to the quarter, effective on May 5, 2022, the FOMC increased such target to 0.75 percent to 1 percent range and indicated that it will begin reducing its holdings of Treasury securities and agency debt and agency MBS as of June 1, 2022 subject to certain monthly caps with reinvestment amounts to be further announced. With lower unemployment rates and elevated levels of inflation, interest rates are rebounding from historically low levels towards an upward trend.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital as of March 31, 2022 and December 31, 2021 (dollars in millions). These items are discussed in more detail below.

			Change
	As of March 31, 2022	As of December 31, 2021	Amount	Percent
Total assets	$84,450	$78,746	$5,704	7.24
Total liabilities	79,591	74,151	5,440	7.34
Total capital	4,859	4,595	264	5.74

•Total assets increased primarily due to a $6.1 billion, or 13.5 percent, increase in total advances as a result of increased demand for liquidity from the Bank’s members.

•Total liabilities increased primarily due to a $4.9 billion, or 6.89 percent, increase in consolidated obligations as a result of increased advances outstanding during the period.

•Total capital increased primarily due to an increase in the Bank’s subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during the period. The Bank’s Capital Plan is discussed in more detail in Note 10—Capital and Mandatorily Redeemable Capital Stock to the Bank’s 2021 audited financial statements.

Results of Operations

The following table presents the Bank’s significant income items for the first quarter of 2022 and 2021, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
Net interest income	$68	$79	$(11)	(14.18)
Noninterest income	6	4	2	54.95
Noninterest expense	34	36	(2)	(6.53)
Affordable Housing Program assessment	4	4	—	(14.31)
Net income	$36	$43	$(7)	(14.39)

Net interest income included $10 million and $21 million of derivative and hedging fair value adjustments for the first quarter of 2022 and 2021, respectively.

The following table presents the Bank’s significant income ratios for the first quarter of 2022 and 2021. These items are discussed in more detail below.

	For the Three Months Ended March 31,
	2022	2021	Change
Return on average equity (ROE)	3.19%	3.35%	(0.16)
ROE spread to average daily SOFR	3.10	3.31	(0.21)
Interest-rate spread	0.33	0.34	(0.01)

•The decrease in ROE during the first quarter of 2022, compared to the same period in 2021, was primarily due to the decrease in net income.

•The ROE spread to average daily SOFR for the first quarter of 2022 was impacted by the explanations provided above related to reduction in net interest income resulting in lower net income and ROE. Additionally, the average daily SOFR increased to nine basis points for the first quarter of 2022 from four basis points for the same period of 2021.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2021 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, financial sector merger activity, international conflicts and fiscal and monetary policies are expected to impact the Bank’s overall business outlook and advance demand. The FOMC brought the purchases of Treasuries and agency MBS to an end in early March and has been increasing the target range for the federal funds. During the quarter, the federal funds target was raised from the 0 to 0.25 percent range to 0.25 percent to 0.50 percent range on March 16, 2022, and then subsequent to the quarter, effective on May 5, 2022, the target was increased to 0.75 percent to 1 percent range. These changes show measures it had implemented in the context of the COVID-19 pandemic continue to be phased out. Since the beginning of the period, economic indicators such as the increase in interest rates and decreased liquidity resulting from the FOMC measures mentioned above, have positively impacted the Bank’s business resulting in advance increases. Merger activity may impact the number or size of the Bank’s shareholders leading to an increase or decrease in business. While many factors may impact the Bank’s outlook, markets reduced liquidity increase the likelihood for stable to improving advance balance trends.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2022		As of December 31, 2021		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$51,538	61.03	$45,415	57.67	$6,123	13.48
Investment securities	18,230	21.59	17,713	22.49	517	2.92
Other investments	13,175	15.60	14,108	17.92	(933)	(6.62)
Mortgage loans, net	139	0.16	149	0.19	(10)	(6.91)
Other assets	1,368	1.62	1,361	1.73	7	0.59
Total assets	$84,450	100.00	$78,746	100.00	$5,704	7.24
Consolidated obligations, net:
Discount notes	$27,228	34.21	$25,506	34.40	$1,722	6.75
Bonds	49,407	62.08	46,186	62.29	3,221	6.97
Deposits	2,158	2.71	2,054	2.77	104	5.09
Other liabilities	798	1.00	405	0.54	393	97.22
Total liabilities	$79,591	100.00	$74,151	100.00	$5,440	7.34
Capital stock	$2,656	54.65	$2,383	51.85	$273	11.46
Retained earnings	2,242	46.15	2,228	48.49	14	0.64
Accumulated other comprehensive loss	(39)	(0.80)	(16)	(0.34)	(23)	148.55
Total capital	$4,859	100.00	$4,595	100.00	$264	5.74

Advances

Total advances increased by 13.5 percent as of March 31, 2022, compared to December 31, 2021. A significant percentage of advances made during the first three months of 2022 were short-term advances.

As of March 31, 2022, 73.5 percent of the Bank’s advances were fixed-rate, compared to 78.1 percent as of December 31, 2021. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR and LIBOR. As of March 31, 2022 and December 31, 2021, 48.1 percent and 59.6 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to SOFR and consolidated obligation yield. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2022		As of December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$33,372	64.47	$29,288	65.19
Adjustable or variable-rate indexed	13,721	26.50	9,813	21.84
Convertible	4,180	8.08	5,307	11.81
Principal reducing credit	494	0.95	519	1.16
Total par value	$51,767	100.00	$44,927	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of March 31, 2022	As of December 31, 2021	Amount	Percent
Available-for-sale securities:
U. S. Treasury obligations	$2,616	$2,639	$(23)	(0.88)
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,385	1,450	(65)	(4.48)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	203	221	(18)	(8.12)
Government-sponsored enterprises residential	4,563	4,927	(364)	(7.38)
Government-sponsored enterprises commercial	9,462	8,475	987	11.65
Total mortgage-backed securities	14,228	13,623	605	4.45
Total held-to-maturity securities	15,614	15,074	540	3.59
Total investment securities	18,230	17,713	517	2.92
Interest-bearing deposits	689	688	1	0.03
Securities purchased under agreements to resell	3,750	7,000	(3,250)	(46.43)
Federal funds sold (1)	8,736	6,420	2,316	36.07
Total other investments	13,175	14,108	(933)	(6.62)
Total investments	$31,405	$31,821	$(416)	(1.31)
____________
(1) Federal funds sold includes $199 million to BankUnited, National Association, one of the Bank’s 10 largest borrowers as of March 31, 2022 and December 31, 2021.

The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of March 31, 2022 and December 31, 2021, as these investments amounted to 290 percent and 295 percent of the Bank’s regulatory capital, respectively.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2021 to March 31, 2022 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of March 31, 2022 and December 31, 2021. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2022	As of December 31, 2021
Florida	22.72	23.14
South Carolina	22.30	22.45
Virginia	11.16	10.92
Georgia	11.03	11.41
North Carolina	8.32	8.47
All other	24.47	23.61
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2021 to March 31, 2022 was primarily a result of an increase in advances outstanding and increased liquidity needs during the period. Consolidated obligation issuances financed 90.8 percent of the $84.5 billion in total assets as of March 31, 2022, remaining relatively stable compared to the financing ratio of 91.0 percent as of December 31, 2021.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2022 and December 31, 2021, 87.2 percent and 83.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2022 and December 31, 2021. None of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of March 31, 2022 and December 31, 2021.

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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 7—Capital to the Bank’s interim financial statements.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 29, 2022 the Bank received notification from the Director that, based on December 31, 2021 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of March 31, 2022, the Bank was in compliance with this ratio.

The Bank’s financial management policy is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the first quarter of 2022 and 2021.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2022 and 2021 (dollars in millions).

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
Net interest income	$68	$79	$(11)	(14.18)
Noninterest income	6	4	2	54.95
Noninterest expense	34	36	(2)	(6.53)
Affordable Housing Program assessment	4	4	—	(14.31)
Net income	$36	$43	$(7)	(14.39)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was an increase of $4 million and a decrease of $61 million for the first quarter of 2022 and 2021, respectively.

Net interest income included $10 million and $21 million of derivative and hedging fair value adjustments for the first quarter of 2022 and 2021, respectively. The derivative and hedging adjustments are driven primarily by changes in interest rates.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2022 and 2021 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net gains on derivatives.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was relatively stable during the reported periods.

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,693	$1	0.16	$1,951	$1	0.13
Securities purchased under agreements to resell	2,875	1	0.10	7,804	1	0.07
Federal funds sold	10,802	3	0.12	8,659	2	0.08
Investment securities (2)	17,250	27	0.63	20,283	35	0.70
Advances (3)	46,779	63	0.55	51,038	87	0.70
Mortgage loans (4)	144	2	5.20	208	3	5.32
Total interest-earning assets	79,543	97	0.49	89,943	129	0.58
Allowance for credit losses on mortgage loans	—			(1)
Other assets	983			1,256
Total assets	$80,526			$91,198
Liabilities and Capital
Interest-bearing deposits (5)	$2,234	—	0.04	$2,307	—	—
Consolidated obligations, net:
Discount notes	26,034	7	0.11	21,847	5	0.10
Bonds	46,676	22	0.19	61,107	45	0.30
Other borrowings	10	—	1.58	—	—	2.25
Total interest-bearing liabilities	74,954	29	0.16	85,261	50	0.24
Other liabilities	939			776
Total capital	4,633			5,161
Total liabilities and capital	$80,526			$91,198
Net interest income and net yield on interest-earning assets		$68	0.35		$79	0.36
Interest-rate spread			0.33			0.34
Average interest-earning assets to interest-bearing liabilities			106.12			105.49
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances that were not material for the reported periods.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall decrease in net interest income during the first quarter of 2022, compared to the same period in 2021, was due to changes in both average balances and interest rates.

	For the Three Months Ended March 31,
	2022 vs. 2021
	Volume (1)	Rate (1)	Net Change
Change in interest income:
Securities purchased under agreements to resell	$(1)	$1	$—
Federal funds sold	—	1	1
Investment securities	(5)	(3)	(8)
Advances	(6)	(18)	(24)
Mortgage loans	(1)	—	(1)
Total	(13)	(19)	(32)
Change in interest expense:
Consolidated obligations, net:
Discount notes	1	1	2
Bonds	(9)	(14)	(23)
Total	(8)	(13)	(21)
Change in net interest income	$(5)	$(6)	$(11)
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2022
	Advances	Consolidated Obligation Bonds	Balance Sheet	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(42)	$—	$—	$(42)
Net changes in fair value hedges	52	11	—	63
Net interest settlements on derivatives (1)	(59)	53	—	(6)
Other (2)	(11)	—	—	(11)
Total effect on net interest income	$(60)	$64	$—	$4
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$—	$1	$1
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
Net losses on trading securities	$—	$(1)	$1	100.00
Net gains on derivatives	1	1	—	(26.39)
Standby letters of credit fees	2	4	(2)	(55.65)
Gain on litigation settlements, net	4	—	4	100.00
Other	(1)	—	(1)	(191.62)
Total noninterest income	$6	$4	$2	54.95
During the first quarter of 2022, the Bank received a $4 million net settlement related to certain investments in LIBOR-based financial instruments.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Statements of Condition (at period end)
Total assets	$84,450	$78,746	$77,508	$78,904	$86,095
Advances	51,538	45,415	43,779	47,075	49,463
Investments (1)	31,405	31,821	30,979	30,078	32,880
Mortgage loans held for portfolio, net	139	149	162	178	199
Interest-bearing deposits	2,158	2,054	2,308	2,623	2,713
Consolidated obligations, net:
Discount notes (2)	27,228	25,506	22,796	22,318	19,901
Bonds (2)	49,407	46,186	47,609	49,030	58,475
Total consolidated obligations, net (2)	76,635	71,692	70,405	71,348	78,376
Affordable Housing Program payable	60	61	68	74	79
Capital stock - putable	2,656	2,383	2,332	2,448	2,543
Retained earnings	2,242	2,228	2,244	2,240	2,211
Accumulated other comprehensive loss	(39)	(16)	(6)	(12)	(13)
Total capital	4,859	4,595	4,570	4,676	4,741
Statements of Income (for the period ended)
Net interest income	68	44	64	94	79
Net losses on trading securities	—	—	—	—	(1)
Net gains on derivatives	1	—	—	—	1
Standby letters of credit fees	2	2	2	3	4
Other income (3)	3	1	2	1	—
Noninterest expense	34	40	38	35	36
Income before assessment	40	8	30	63	47
Affordable Housing Program assessment	4	1	3	7	4
Net income	36	7	27	56	43
Performance Ratios (%)
Return on equity (4)	3.19	0.58	2.31	4.82	3.35
Return on assets (5)	0.18	0.03	0.13	0.28	0.19
Net interest margin (6)	0.35	0.22	0.32	0.46	0.36
Regulatory capital ratio (at period end) (7)	5.80	5.86	5.90	5.94	5.52
Equity to assets ratio (8)	5.75	5.79	5.80	5.71	5.66
Dividend payout ratio (9)	60.82	333.49	84.86	47.83	70.82

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2022	$621,599
December 31, 2021	580,909
September 30, 2021	570,985
June 30, 2021	595,375
March 31, 2021	617,965
(3) Other income includes service fees and other items. For the quarter ended March 31, 2022, amount includes a $4 million gain on litigation settlements, net.
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
The Bank’s short-term funding is generally driven by member advance demand and is achieved through the issuance of consolidated discount notes and short-term consolidated bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have often sought the Bank’s short-term debt as an asset of choice.
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first quarter of 2022.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first quarter of 2022.
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

The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first quarter of 2022.
Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$604	$495
Investing activities	(6,865)	5,713
Financing activities	6,320	(6,142)
Net change in cash and due from banks	$59	$66
Net operating cash flows fluctuate primarily based on net income and net change in derivatives and hedging activities. The Bank recorded a net positive change of $567 million in derivative and hedging activities in the first quarter of 2022 compared to a net positive change of $452 million in derivative and hedging activities in the first quarter of 2021. The change in derivative and hedging activities was driven by the change in interest rates.
Net cash provided by investing activities fluctuate primarily based on advances and investing activities. The Bank issued $37.0 billion of advances and collected $30.1 billion of advances principal in the first quarter of 2022 compared to $21.6 billion and $23.6 billion, respectively, in the first quarter of 2021. The Bank purchased investment securities of $1.2 billion and received proceeds from principal collected of $1.0 billion in the first quarter of 2022 compared to $0 and $2.5 billion, respectively, in the first quarter of 2021.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations. The Bank issued $176.0 billion in consolidated obligations and paid $170.0 billion for maturing and retiring consolidated obligations in the first quarter of 2022, compared to $190.8 billion and $197.1 billion, respectively, in the first quarter of 2021.

Anticipated Cash Expenditures

As of March 31, 2022, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:
•the Bank’s joint and several liability for all FHLBank consolidated obligations; and
•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2022 and December 31, 2021, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the FHLBanks had $699.5 billion in aggregate par value of consolidated obligations issued and outstanding, $77.9 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. Based on the creditworthiness of the member applicant and appropriate additional fees, the Bank may issue standby letters of credit that have terms longer than one year without annual renewals or that have no stated maturity and are subject to renewal on an annual basis.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2022.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On February 25, 2022, the Financial Industries Regulatory Authority (FINRA) extended the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until October 26, 2022 (from the original effective date of January 26, 2022). Once the margining requirements are effective, the Bank may be required to collateralize its transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose the Bank to credit risk from its counterparties to such transactions.

Adjustable Interest Rate (LIBOR) Act. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act, which includes the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act). The Federal Reserve Board of Governors must promulgate regulations to carry out the terms of the law by September 11, 2022. The LIBOR Act addresses certain issues of contractual uncertainty arising from the phase out of the publication of LIBOR, as discussed in Item 7, Management’s Discussion and Analysis—Legislative and Regulatory Developments in the Bank’s Form 10-K. The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. The LIBOR replacement date is the first London banking date after June 30, 2023 or such other date as the Federal Reserve Board may designate. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon the SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board's SOFR-based rate to replace LIBOR. Notwithstanding enactment of the LIBOR Act, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still be unclear. Accordingly, the Bank continues to take steps to mitigate the risks that arise from the phase out of LIBOR as further discussed under section “Transition of LIBOR to an Alternative Reference Rate” of this Report.

Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require the Bank to expand the breadth, specificity and rigor of climate-related disclosures in its periodic reports. More specifically, the proposed rule would require the Bank to disclose its:

a.direct (Scope One) and certain indirect (Scope Two) greenhouse gas emissions;
b.indirect greenhouse gas emissions (Scope Three) that are not within Scope Two if such emissions are material or if the Bank has set a target that includes Scope Three;
c.climate transition plan, climate-related targets and progress toward such plan or targets;
d.climate-related risks over short, medium and long-term horizons and their impacts on the Bank’s business;
e.climate-related risks in qualitative and quantitative terms in the notes to the Bank’s audited financial statements; and
f.corporate governance of climate-related risks and risk management processes.

The Bank continues to review the proposed rule, but expects that it would result in a significant increase in the cost and complexity associated with the Bank’s SEC reporting. While the Bank is unable to quantify the anticipated costs at this time, the Bank anticipates that compliance would involve extensive efforts with considerable operational burdens impacting every level of the Bank’s business and associated costs. Such efforts would likely entail significant:

a.advance, multi-year planning with the close involvement and continuing oversight of the board of directors and senior management;
b.interdisciplinary cooperation in implementing and maintaining the necessary data collection procedures, including from third parties in the Bank’s value chain; and
c.costs to add the necessary resources both in terms of human capital and systems.

The Bank is unable to predict at this time:

a.whether the SEC will finalize the proposed rule;
b.the extent to which any final rule will conform with or deviate from the requirements of the proposed rule; and
c.the extent to which the Bank would be required to comply with any final rule.

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

Transition of LIBOR to an Alternative Reference Rate

Pursuant to the March 5, 2021 United Kingdom's Financial Conduct Authority (FCA) announcement, 1-week and 2-month U.S. dollar LIBOR ceased being provided by its administrator on December 31, 2021 and the remaining U.S. dollar LIBOR settings will cease being provided by an administrator or no longer be representative immediately after June 30, 2023. Although the

FCA does not expect the remaining LIBOR tenors to become unrepresentative before June 30, 2023, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

Certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank, are indexed to LIBOR, with exposure extending past June 30, 2023. The Bank continues to evaluate and plan for the eventual replacement of the LIBOR benchmark interest rate, including the probability of SOFR as the dominant replacement in the capital markets. On July 1, 2021, the Finance Agency issued a Supervisory Letter to the FHLBanks regarding its expectations regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations, such as volume of underlying transactions, credit sensitivity, modeling risk and others, that an FHLBank should take into account prior to employing an alternative reference rate.

In general, the transition away from LIBOR may present increased market risk, credit risk, operational risk and business risk for the Bank. The Bank has adopted a LIBOR transition plan, which outlines the Bank’s transition activities, including LIBOR exposure evaluation, risk management, legal, operational, systems and operations, shareholder and external communication and education, and other aspects of planning. The Bank has a LIBOR Steering Committee, which oversees the Bank’s transition away from LIBOR in accordance with the strategies and requirements put forth by senior management and regulatory guidance, providing periodic reports to the Bank’s executive management committee and board of directors.

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and has worked to identify and update contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in all outstanding LIBOR-linked advance confirmations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. Further, the Bank and each of its counterparties has adhered to the Supplement to the 2006 ISDA Definitions and the ISDA 2020 LIBOR Fallbacks Protocol. This adherence by the Bank and its counterparties amended all of the Bank’s legacy bilateral LIBOR-based derivative transactions to apply the new ISDA-recommended LIBOR fallbacks in the event of the relevant LIBOR’s cessation. It is also anticipated that LIBOR-based derivative transactions cleared through a clearinghouse and that mature after June 30, 2023 will also have their LIBOR-based rate transactions amended to become or be replaced by SOFR-based rate transactions pursuant to clearinghouse rules. The Bank is monitoring developments with respect to the Adjustable Interest Rate (LIBOR) Act and its impact on the fallback language contained in the Bank’s remaining LIBOR exposure, including its investment portfolio.

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of March 31, 2022 and December 31, 2021, respectively, is set forth below (in millions).

	As of March 31, 2022
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$18	$5	$830	$853
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	370	—	465	835
Mortgage-backed securities	—	20	10,130	10,150
Total investment securities	370	20	10,595	10,985
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	282	314	3,097	3,693
Uncleared	60	23	2,304	2,387
Total interest-rate swaps	342	337	5,401	6,080
Total principal/notional amount	$730	$362	$16,826	$17,918

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$142	$71	$50	$263
Uncleared	20	—	—	20
Total notional amount interest-rate swaps	$162	$71	$50	$283
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2021
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$56	$5	$830	$891
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	435	—	465	900
Mortgage-backed securities	—	23	10,994	11,017
Total investment securities	435	23	11,459	11,917
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	561	338	3,332	4,231
Uncleared	88	23	2,512	2,623
Total interest-rate swaps	649	361	5,844	6,854
Total principal/notional amount	$1,140	$389	$18,133	$19,662

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$142	$71	$50	$263
Uncleared	28	—	—	28
Total notional amount interest-rate swaps	$170	$71	$50	$291
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of March 31, 2022 and December 31, 2021. The following table presents the notional amount of caps and floors with LIBOR exposure as of March 31, 2022 and December 31, 2021 (in millions).

	As of March 31, 2022	As of December 31, 2021
Terminates after June 30, 2023 (1)	$4,000	$4,000
____________
(1) The estimated net fair value of these interest-rate caps and floors was not material for the reported periods.

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

	As of March 31, 2022		As of December 31, 2021
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	229	$48,947	243	$42,946
102	23	2,535	20	1,774
103	1	150	2	150
104	3	135	2	57
Unrated (1)	—	—	1	—
Total	256	$51,767	268	$44,927
____________
(1) The par value of outstanding advances that were unrated was not material as of December 31, 2021.
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of March 31, 2022, and their total outstanding advance and standby letters of credit balance was $17.9 billion and $1.1 billion, respectively, as of March 31, 2022.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2022 and December 31, 2021. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2022	$51,767	$299,724	64.51	11.47	24.02
As of December 31, 2021	44,927	299,844	63.09	12.52	24.39
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2022 and December 31, 2021.

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

	As of March 31, 2022
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$1,315	$—	$1,315
Austria	47	—	47
Canada	1,320	—	1,320
Finland	1,305	—	1,305
France	505	—	505
Germany	1,845	—	1,845
Netherlands	810	—	810
Norway	300	—	300
Sweden	810	—	810
United States of America	479	689	1,168
Total	$8,736	$689	$9,425

	As of December 31, 2021
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$820	$—	$820
Austria	55	—	55
Canada	2,315	—	2,315
Finland	655	—	655
France	376	—	376
Germany	1,010	—	1,010
Netherlands	790	—	790
Sweden	200	—	200
United States of America	199	688	887
Total	$6,420	$688	$7,108

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $9.4 billion as of March 31, 2022 from $7.1 billion as of December 31, 2021. The following two counterparties each represented greater than 10 percent and collectively represented 27.8 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties: Australia & New Zealand Banking Group (Australia) and Nordea Bank Abp (Finland). As of March 31, 2022, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2022 (in millions), based on their credit ratings as of March 31, 2022. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of March 31, 2022
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,385	$—	$—	$1,385
U.S. Treasury obligations	—	2,616	—	—	2,616
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	203	—	—	203
Government-sponsored enterprises residential	—	4,563	—	—	4,563
Government-sponsored enterprises commercial	546	8,916	—	—	9,462
Total mortgage-backed securities	546	13,682	—	—	14,228
Total investment securities	546	17,684	—	—	18,230
Other investments:
Interest-bearing deposits	—	3	638	48	689
Securities purchased under agreements to resell	—	2,000	1,750	—	3,750
Federal funds sold	—	2,925	5,332	479	8,736
Total other investments	—	4,928	7,720	527	13,175
Total investments	$546	$22,612	$7,720	$527	$31,405

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2022 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of March 31, 2022.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would not have been required to post any additional collateral as of March 31, 2022.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of March 31, 2022. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of March 31, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure:
Single-A	$21,129	$(740)	$766	$26
Triple-B	15,931	(508)	522	14
Cleared derivatives	13,817	(27)	276	249
Total derivative positions with non-member counterparties to which the Bank had credit exposure	50,877	(1,275)	1,564	289
Member institutions (1)	12	—	—	—
Total	$50,889	$(1,275)	$1,564	$289
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
The allowance for credit losses on MPF loans was not material as of March 31, 2022 and December 31, 2021.

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

			As of March 31, 2022	As of December 31, 2021
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$1,883	$1,909
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	15,782	18,420
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	704	742
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	8
		Total	18,369	21,079
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,068	788
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	30,321	24,473
		Total	31,389	25,261
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	23	24
Total notional amount			$53,821	$50,404
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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2022			As of December 31, 2021
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.40	0.31	0.33	0.53	0.37	0.39
Liabilities	0.28	0.27	0.23	0.28	0.36	0.27
Equity	2.26	0.94	1.98	4.17	0.54	2.38
Effective duration gap	0.12	0.04	0.10	0.25	0.01	0.12
___________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low-rate environment exists. The “constrained shock” scenario may not represent current expectations.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a pricing approach that is more fully described in Note 10—Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest-rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2022			As of December 31, 2021
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$84,762	$83,973	$83,443	$78,898	$78,173	$77,600
Liabilities	79,593	79,160	78,770	73,794	73,541	73,097
Equity	5,169	4,813	4,673	5,104	4,632	4,503
____________
(1)The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low-rate environment exists. The “constrained shock” scenario may not represent current expectations.

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

As of March 31, 2022, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Dated Filed

1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/2021
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	10/8/2021
10.7	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (Amended and Restated as of January 1, 2022)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	May 6, 2022	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	May 6, 2022	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer