Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Atlanta
filed 2022-08-05
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2022 was 39,746,842.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of June 30, 2022	As of December 31, 2021
Assets
Cash and due from banks	$882	$879
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of June 30, 2022 and December 31, 2021)	1,139	688
Securities purchased under agreements to resell	14,250	7,000
Federal funds sold	8,485	6,420
Investment securities:
Available-for-sale securities (amortized cost of $2,648 as of June 30, 2022 and December 31, 2021)	2,608	2,639
Held-to-maturity securities (fair value of $17,142 and $15,099 as of June 30, 2022 and December 31, 2021, respectively)	17,379	15,074
Total investment securities	19,987	17,713
Advances	72,320	45,415
Mortgage loans held for portfolio, net	131	149
Loan to another FHLBank	500	—
Accrued interest receivable	87	57
Derivative assets	322	331
Other assets, net	88	94
Total assets	$118,191	$78,746
Liabilities
Interest-bearing deposits	$2,225	$2,054
Consolidated obligations, net:
Discount notes	51,749	25,506
Bonds	57,498	46,186
Total consolidated obligations, net	109,247	71,692
Mandatorily redeemable capital stock	—	1
Accrued interest payable	140	72
Affordable Housing Program payable	60	61
Derivative liabilities	3	22
Other liabilities	874	249
Total liabilities	112,549	74,151
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7,278,270 and 7,143,718 as of June 30, 2022 and December 31, 2021, respectively	728	715
Subclass B2 issued and outstanding shares: 27,065,071 and 16,681,827 as of June 30, 2022 and December 31, 2021, respectively	2,706	1,668
Subclass B3 issued and outstanding shares: 78,012 and 0 as of June 30, 2022 and December 31, 2021, respectively	8	—
Total capital stock Class B putable	3,442	2,383
Retained earnings:
Restricted	627	615
Unrestricted	1,619	1,613
Total retained earnings	2,246	2,228
Accumulated other comprehensive loss	(46)	(16)
Total capital	5,642	4,595
Total liabilities and capital	$118,191	$78,746

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Advances	$172	$96	$235	$183
Interest-bearing deposits	5	—	6	1
Securities purchased under agreements to resell	16	1	17	2
Federal funds sold	19	1	22	3
Trading securities	—	—	—	1
Available-for-sale securities	4	—	6	—
Held-to-maturity securities	43	31	68	65
Mortgage loans	1	2	3	5
Total interest income	260	131	357	260
Interest expense
Consolidated obligations:
Discount notes	80	2	87	7
Bonds	106	35	128	80
Interest-bearing deposits	3	—	3	—
Total interest expense	189	37	218	87
Net interest income	71	94	139	173
Noninterest income (loss)
Net losses on trading securities	—	—	—	(1)
Net gains on derivatives	—	—	1	1
Standby letters of credit fees	1	3	3	7
Gain on litigation settlements, net	—	—	4	—
Other	(1)	1	(2)	1
Total noninterest income	—	4	6	8
Noninterest expense
Compensation and benefits	20	20	38	39
Other operating expenses	11	9	22	17
Federal Housing Finance Agency	3	2	5	5
Office of Finance	2	2	4	4
Other	5	2	6	6
Total noninterest expense	41	35	75	71
Income before assessment	30	63	70	110
Affordable Housing Program assessment	3	7	7	11
Net income	$27	$56	$63	$99

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$27	$56	$63	$99
Other comprehensive (loss) income:
Net unrealized losses on available-for-sale securities	(8)	—	(31)	—
Pension and postretirement benefits	1	1	1	4
Total other comprehensive (loss) income	(7)	1	(30)	4
Total comprehensive income	$20	$57	$33	$103

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, March 31, 2021	25	$2,543	$596	$1,615	$2,211	$(13)	$4,741
Issuance of capital stock	3	290	—	—	—	—	290
Repurchase/redemption of capital stock	(4)	(384)	—	—	—	—	(384)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	12	44	56	1	57
Cash dividends on capital stock	—	—	—	(27)	(27)	—	(27)
Balance, June 30, 2021	24	$2,448	$608	$1,632	$2,240	$(12)	$4,676

Balance, March 31, 2022	27	$2,656	$622	$1,620	$2,242	$(39)	$4,859
Issuance of capital stock	27	2,680	—	—	—	—	2,680
Repurchase/redemption of capital stock	(20)	(1,894)	—	—	—	—	(1,894)
Comprehensive income (loss)	—	—	5	22	27	(7)	20
Cash dividends on capital stock	—	—	—	(23)	(23)	—	(23)
Balance, June 30, 2022	34	$3,442	$627	$1,619	$2,246	$(46)	$5,642

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	6	648	—	—	—	—	648
Repurchase/redemption of capital stock	(13)	(1,277)	—	—	—	—	(1,277)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	20	79	99	4	103
Cash dividends on capital stock	—	—	—	(57)	(57)	—	(57)
Balance, June 30, 2021	24	$2,448	$608	$1,632	$2,240	$(12)	$4,676

Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	35	3,523	—	—	—	—	3,523
Repurchase/redemption of capital stock	(25)	(2,441)	—	—	—	—	(2,441)
Net shares reclassified to mandatorily redeemable capital stock	—	(23)	—	—	—	—	(23)
Comprehensive income (loss)	—	—	12	51	63	(30)	33
Cash dividends on capital stock	—	—	—	(45)	(45)	—	(45)
Balance, June 30, 2022	34	$3,442	$627	$1,619	$2,246	$(46)	$5,642

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$63	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	36	(2)
Net change in derivative and hedging activities	738	369
Net change in fair value adjustment on trading securities	—	1
Net change in:
Accrued interest receivable	(32)	18
Other assets	7	24
Affordable Housing Program payable	(1)	(9)
Accrued interest payable	67	17
Other liabilities	(2)	(25)
Total adjustments	813	393
Net cash provided by operating activities	876	492
Investing activities
Net change in:
Interest-bearing deposits	(1,696)	1,144
Securities purchased under agreements to resell	(7,250)	5,500
Federal funds sold	(2,065)	(3,765)
Loans to other FHLBanks	(500)	—
Trading securities:
Proceeds from sales	—	61
Proceeds from principal collected	—	1,500
Purchases of long-term	—	(499)
Held-to-maturity securities:
Proceeds from principal collected	1,833	2,545
Purchases of long-term	(3,513)	—
Advances:
Proceeds from principal collected	111,795	45,683
Made	(139,639)	(41,171)
Mortgage loans:
Proceeds from principal collected	19	41
Purchases of premises, equipment, and software	(5)	(2)
Net cash (used in) provided by investing activities	(41,021)	11,037

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Six Months Ended June 30,
	2022	2021
Financing activities
Net change in interest-bearing deposits	173	626
Net payments on derivatives containing a financing element	(3)	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	388,825	292,915
Bonds	25,942	25,301
Payments for debt issuance costs	(3)	(1)
Payments for maturing and retiring consolidated obligations:
Discount notes	(362,612)	(295,973)
Bonds	(13,187)	(35,580)
Proceeds from issuance of capital stock	3,523	648
Payments for repurchase/redemption of capital stock	(2,441)	(1,277)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(24)	(1)
Cash dividends paid	(45)	(57)
Net cash provided by (used in) financing activities	40,148	(13,402)
Net increase (decrease) in cash and due from banks	3	(1,873)
Cash and due from banks at beginning of the period	879	2,905
Cash and due from banks at end of the period	$882	$1,032
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$86	$78
Affordable Housing Program assessment, net	$8	$19
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$23	$1
Held-to-maturity securities acquired with accrued liabilities	$789	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year 2022, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, which are contained in the Bank’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2022 (Form 10-K).

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of June 30, 2022 and December 31, 2021. No allowance for credit losses was recorded for these assets as of June 30, 2022 and December 31, 2021. The carrying values of these assets excludes accrued interest receivable that was not material as of June 30, 2022 and December 31, 2021.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of June 30, 2022 and December 31, 2021.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2021 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting guidance not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	March 12, 2020 through December 31, 2022
The Bank anticipates it will begin to apply certain of the amendments related to contract modifications and hedging relationships beginning in the third quarter of 2022. The effect, if any, of this guidance depends on the nature of the transactions and market conditions at the time election is made.

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

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2022	$2,648	$2	$(42)	$2,608
As of December 31, 2021	$2,648	$—	$(9)	$2,639
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $3 and not material as of June 30, 2022 and December 31, 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2022	$1,556	$(42)
As of December 31, 2021	$1,589	$(9)
Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$1,049	$1,022	$—	$—
Due after one year through five years	1,599	1,586	2,648	2,639
Total	$2,648	$2,608	$2,648	$2,639
 ____________
(1)Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $3 and not material as of as of June 30, 2022 and December 31, 2021, respectively.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of June 30, 2022 and December 31, 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2022				As of December 31, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,315	2	(27)	1,290	1,450	6	(6)	1,450
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	189	—	(16)	173	221	—	(3)	218
Government-sponsored enterprises residential	4,261	9	(70)	4,200	4,927	43	(9)	4,961
Government-sponsored enterprises commercial	11,613	3	(138)	11,478	8,475	19	(25)	8,469
Total	$17,379	$14	$(251)	$17,142	$15,074	$68	$(43)	$15,099
 ____________
(1) Excludes accrued interest receivable of $12 and $6 as of June 30, 2022 and December 31, 2021, respectively.

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

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$300	$300	$435	$435
Due after one year through five years	956	931	856	853
Due after five years through 10 years	60	60	100	101
Due after 10 years	—	—	60	62
Total non-mortgage-backed securities	1,316	1,291	1,451	1,451
Mortgage-backed securities	16,063	15,851	13,623	13,648
Total	$17,379	$17,142	$15,074	$15,099
____________

(1) Excludes accrued interest receivable of $12 and $6 as of June 30, 2022 and December 31, 2021, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2022 and December 31, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2022	As of December 31, 2021
Due in one year or less	$44,121	$21,819
Due after one year through two years	15,873	3,247
Due after two years through three years	2,650	2,236
Due after three years through four years	1,695	3,145
Due after four years through five years	2,656	3,047
Due after five years	5,727	11,433
Total par value	72,722	44,927
Deferred prepayment fees	14	(70)
Discount on AHP (1) advances	(1)	(2)
Discount on EDGE (2) advances	(1)	(1)
Hedging adjustments	(414)	561
Total (3)	$72,320	$45,415
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $72 and $50 as of June 30, 2022 and December 31, 2021, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of June 30, 2022	As of December 31, 2021
Due or convertible in one year or less	$45,586	$27,082
Due or convertible after one year through two years	15,866	3,271
Due or convertible after two years through three years	2,682	2,215
Due or convertible after three years through four years	1,675	3,137
Due or convertible after four years through five years	2,631	2,976
Due or convertible after five years	4,282	6,246
Total par value	$72,722	$44,927

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2022	As of December 31, 2021
Fixed-rate:
Due in one year or less	$26,673	$14,715
Due after one year	12,718	20,391
Total fixed-rate	39,391	35,106
Variable-rate:
Due in one year or less	17,448	7,104
Due after one year	15,883	2,717
Total variable-rate	33,331	9,821
Total par value	$72,722	$44,927

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $52,696, or 72.5 percent of total advances, and $32,076, or 71.4 percent of total advances, as of June 30, 2022 and December 31, 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2022 and December 31, 2021. No advance was past due, on nonaccrual status, or considered impaired, and there were no troubled debt restructurings related to advances as of June 30, 2022 and December 31, 2021.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2022	As of December 31, 2021
Medium-term (15 years or less)	$1	$2
Long-term (greater than 15 years)	130	148
Total unpaid principal balance	131	150
Discounts	—	(1)
Total mortgage loans held for portfolio (1)	131	149
Allowance for credit losses on mortgage loans (2)	—	—
Mortgage loans held for portfolio, net	$131	$149
____________
(1) Exclude accrued interest receivable of $1 as of June 30, 2022 and December 31, 2021.
(2) The amounts are not material.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2022	As of December 31, 2021
Conventional mortgage loans	$119	$137
Government-guaranteed or insured mortgage loans	12	13
Total unpaid principal balance	$131	$150

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022(1)	2021	2022(1)	2021
Balance, beginning of period	$—	$1	$—	$1
Provision for credit losses	—	—	—	—
Balance, end of period	$—	$1	$—	$1
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

As of June 30, 2022(2)
Payment status, at amortized cost:(1)
Past due 30-59 days	$2
Past due 60-89 days	1
Past due 90 days or more	6
Total past due mortgage loans	9
Current mortgage loans	110
Total conventional mortgage loans	$119
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of June 30, 2022.
(2) All conventional mortgage loans were originated prior to 2018.

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
(2) Mortgage loans originated in 2017 had a current payment status and the amounts are not material.

The following tables present the other delinquency statistics for all mortgage loans.

	As of June 30, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$2	$—	$2
Seriously delinquent rate (2)	4.75%	5.93%	4.86%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$6	$—	$6
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of June 30, 2022, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2022	As of December 31, 2021
Fixed-rate	$37,449	$27,751
Simple variable-rate	16,380	16,400
Step up/down	5,372	2,295
Total par value	$59,201	$46,446

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2022		As of December 31, 2021
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$19,399	1.59	$16,640	0.16
Due after one year through two years	8,755	1.50	2,110	0.55
Due after two years through three years	13,665	1.03	10,700	0.81
Due after three years through four years	5,788	1.03	4,720	0.67
Due after four years through five years	8,404	1.71	7,829	0.94
Due after five years	3,190	2.19	4,447	1.76
Total par value	59,201	1.44	46,446	0.67
Premiums	8		10
Discounts	(15)		(17)
Hedging adjustments	(1,696)		(253)
Total	$57,498		$46,186

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2022	As of December 31, 2021
Callable	$37,135	$24,393
Noncallable	22,066	22,053
Total par value	$59,201	$46,446

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2022	As of December 31, 2021
Due or callable in one year or less	$53,518	$40,712
Due or callable after one year through two years	2,618	1,778
Due or callable after two years through three years	1,578	1,674
Due or callable after three years through four years	283	1,090
Due or callable after four years through five years	27	3
Due or callable after five years	1,177	1,189
Total par value	$59,201	$46,446

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2022	$51,749	$51,914	1.24
As of December 31, 2021	$25,506	$25,507	0.04

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2022		As of December 31, 2021
	Required	Actual	Required	Actual
Risk-based capital	$622	$5,689	$814	$4,612
Total regulatory capital ratio	4.00%	4.81%	4.00%	5.86%
Total regulatory capital (1)	$4,728	$5,689	$3,150	$4,612
Leverage capital ratio	5.00%	7.22%	5.00%	8.79%
Leverage capital	$5,910	$8,533	$3,937	$6,918
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2022 and 2021.

	2022		2021
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$22	3.70	$30	3.72
Second quarter	23	3.74	27	3.69
Total	$45	3.72	$57	3.71

Note 8—Accumulated Other Comprehensive Loss

The following tables present the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$—	$(13)	$(13)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive income	—	1	1
Balance, June 30, 2021	$—	$(12)	$(12)

Balance, March 31, 2022	$(32)	$(7)	$(39)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(8)	—	(8)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(8)	1	(7)
Balance, June 30, 2022	$(40)	$(6)	$(46)

__________
(1) Included in Noninterest expense - Other on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$—	$(16)	$(16)
Reclassification from accumulated other comprehensive income to net income:			—
Amortization of pension and postretirement (1)	—	4	4
Net current period other comprehensive income	—	4	4
Balance, June 30, 2021	$—	$(12)	$(12)

Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(31)	—	(31)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(31)	1	(30)
Balance, June 30, 2022	$(40)	$(6)	$(46)
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

	As of June 30, 2022			As of December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$68,532	$20	$1,709	$46,340	$2	$453
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	64	2	—	64	1	1
Interest-rate caps or floors	4,000	4	3	4,000	1	1
Total derivatives not designated as hedging instruments	4,064	6	3	4,064	2	2
Total derivatives before netting and collateral adjustments	$72,596	26	1,712	$50,404	4	455
Netting adjustments and cash collateral (2)		296	(1,709)		327	(433)
Derivative assets and derivative liabilities		$322	$3		$331	$22
___________
(1) Includes variation margin for daily settled contracts of negative $431 and $300 as of June 30, 2022 and December 31, 2021, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $2,006 and $759 as of June 30, 2022 and December 31, 2021, respectively. Cash collateral received, including accrued interest was $2 as of June 30, 2022. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2021.

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended June 30,
	2022			2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$172	$(106)	$(80)	$96	$(35)
Changes in fair value:
Hedged items	(69)	414	32	106	(18)
Derivatives	234	(411)	(31)	(95)	18
Net changes in fair value	165	3	1	11	—
Net interest settlements on derivatives (1) (2)	(24)	39	12	(88)	27
Amortization/accretion of active hedging relationships	(156)	—	—	(20)	—
Other	(25)	—	—	(4)	—
Total net interest income effect from fair value hedging relationships	$(40)	$42	$13	$(101)	$27
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2022			2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$235	$(128)	$(87)	$183	$(80)
Changes in fair value:
Hedged items	(742)	1,443	32	$(515)	$71
Derivatives	959	(1,429)	(31)	596	(70)
Net changes in fair value	217	14	1	81	1
Net interest settlements on derivatives (1) (2)	(83)	92	12	(182)	37
Amortization/accretion of active hedging relationships	(198)	—	—	(65)	—
Other	(36)	—	—	(7)	—
Total net interest income effect from fair value hedging relationships	$(100)	$106	$13	$(173)	$38
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

	As of June 30, 2022				As of December 31, 2021
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$15,475	$(393)	$(21)	$(414)	$21,293	$492	$69	$561
Consolidated obligations:
Bonds	38,565	(1,696)	—	(1,696)	25,256	(252)	(1)	(253)
Discount notes	16,106	(32)	—	(32)	—	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$—	$—	$1
Interest-rate caps or floors	—	—	1	—
Net gains on derivatives	$—	$—	$1	$1

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2022 was $2, for which the Bank was not required to post collateral as of June 30, 2022. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would not have been required to post any additional collateral as of June 30, 2022.

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

	As of June 30, 2022		As of December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$18	$1,644	$4	$451
Cleared derivatives	8	68	—	4
Total gross recognized amount	26	1,712	4	455
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	136	(1,641)	(3)	(429)
Cleared derivatives	160	(68)	330	(4)
Total gross amounts of netting adjustments and cash collateral	296	(1,709)	327	(433)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	154	3	1	22
Cleared derivatives	168	—	330	—
Total net amounts after netting adjustments and cash collateral	322	3	331	22
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged (1)	—	—	—	—
Net unsecured amounts: (1)
Uncleared derivatives	154	3	1	22
Cleared derivatives	168	—	330	—
Total net unsecured amount (1)	$322	$3	$331	$22
____________
(1) The Bank had net credit exposure of $154 and $0 as of June 30, 2022 and December 31, 2021, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position.

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

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated, and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability and defines the level of disclosure. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the “fair value hierarchy” to the Bank’s financial assets and liabilities that are carried at fair value or disclosed in the notes to the financial statements.

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2022 and December 31, 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of June 30, 2022 and December 31, 2021.

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of June 30, 2022 and December 31, 2021.

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

Described below are the Bank’s fair value measurement methodologies applied for financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition and categorized within the fair value hierarchy.

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

The Bank conducts periodic reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for U.S. agency MBS.

The Bank’s valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “resultant” price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the resultant price. Alternatively, if the analysis does not provide evidence that an outlier (or some other price identified in the analysis) is more representative of the fair value, and the resultant price is the best estimate, then the resultant price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no resultant price, and the final price is determined by an evaluation of all outlier prices as described above.

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2022 and December 31, 2021. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2022 and December 31, 2021. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$882	$882	$882	$—	$—
Interest-bearing deposits	1,139	1,139	—	1,139	—
Securities purchased under agreements to resell	14,250	14,250	—	14,250	—
Federal funds sold	8,485	8,485	—	8,485	—
Available-for-sale securities (1)	2,608	2,608	—	2,608	—
Held-to-maturity securities	17,379	17,142	—	17,142	—
Advances	72,320	72,221	—	72,221	—
Mortgage loans held for portfolio, net	131	130	—	130	—
Loan to another FHLBank	500	500	—	500	—
Accrued interest receivable	87	87	—	87	—
Derivative assets (1)	322	322	—	26	296
Grantor trust assets (included in Other assets) (1)	26	26	26	—	—
Liabilities:
Interest-bearing deposits	2,225	2,225	—	2,225	—
Consolidated obligations, net:
Discount notes	51,749	51,731	—	51,731	—
Bonds	57,498	57,236	—	57,236	—
Accrued interest payable	140	140	—	140	—
Derivative liabilities (1)	3	3	—	1,712	(1,709)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $771,366 and $580,909 as of June 30, 2022 and December 31, 2021, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2022 and December 31, 2021. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2022 and December 31, 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2022			As of December 31, 2021
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,298	$4,285	$7,583	$3,757	$3,914	$7,671
Commitments to fund additional advances	38	10	48	96	38	134
Unsettled consolidated obligation bonds, at par (2)	290	—	290	80	—	80
____________
(1)“Expire Within One Year” includes 18 standby letters of credit for a total of $16 and 19 standby letters of credit for a total of $15 as of June 30, 2022 and December 31, 2021, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $18 and $16 as of June 30, 2022 and December 31, 2021, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of June 30, 2022 and December 31, 2021.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 12—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments as declared by the Bank’s board of directors. All advances are issued to members and eligible housing associates under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio were purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loans purchased. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of June 30, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$409	11.88	$10,500	14.44	$2	0.09

	As of December 31, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.49	$7,506	16.71	$—	0.02
TIAA, FSB	277	11.61	6,946	15.46	1	0.05

Note 13—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There was a $500 loan outstanding to FHLBank Topeka and no outstanding borrowings from other FHLBanks as of June 30, 2022. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2021. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during the first six months of 2022 and 2021.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Six Months Ended June 30,
	2022	2021
Investing activities:
Loans to other FHLBanks	$(2,000)	$(775)
Principal collected on loans to other FHLBanks	1,500	775
Net change in loans to other FHLBanks	$(500)	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$4,070	$25
Payments of short-term borrowings from other FHLBanks	(4,070)	(25)
Net change in borrowings from other FHLBanks	$—	$—

Note 14—Subsequent Events

On July 28, 2022, the Bank's board of directors approved a second quarter 2022 cash dividend at an annualized rate of 4.11 percent. The Bank paid the second quarter 2022 dividend on August 2, 2022, in the amount of $33.

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

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital markets and the U.S. economy; the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; future classification of securities; the impact of changes in product offerings; the impact of housing reform and other legislative or regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, the impact of the COVID-19 pandemic, as well as the risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 3, 2022, and in the Bank’s other filings with the SEC from time to time, and elsewhere in this Report.

All such written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements. The statements speak only as of the date that they are made and the Bank has no obligation and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which the statements are made, whether as a result of new information, future events, or otherwise, except as required by law.

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2022 and December 31, 2021, and results of operations for the second quarter and first six months of 2022 and 2021. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2021.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances, and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. At its last meeting on July 27, 2022, the Federal Reserve Open Markets Committee (FOMC) recognized that despite softening of recent indicators of spending and production, job gains were robust, unemployment rates are low and inflation remained elevated, reflecting supply and demand imbalances related to the pandemic, higher food and energy prices and broader price pressures. The Ukraine invasion by Russia has also created additional upward pressure on inflation. The FOMC therefore continued to tighten monetary conditions by once again increasing the target range for the federal funds rate to 2.25 percent to 2.5 percent. This is a further increase from the targets set on June 15, 2022 at 1.5 percent to 1.75 percent. In addition, the FOMC decided that it will continue to reduce holdings of Treasury securities and agency debt and agency MBS as described in the FOMC’s Plans for Reducing the Size of the Federal Reserve's Balance Sheet that were issued in May 2022; all consistent with FOMC’s commitment to return inflation to its 2 percent objective. These recent changes in economic policy continue to indicate interest rates are expected to remain in an upward trajectory.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital as of June 30, 2022 and December 31, 2021 (dollars in millions). These items are discussed in more detail below.

			Change
	As of June 30, 2022	As of December 31, 2021	Amount	Percent
Total assets	$118,191	$78,746	$39,445	50.09
Total liabilities	112,549	74,151	38,398	51.78
Total capital	5,642	4,595	1,047	22.79

•Total assets increased primarily due to a $26.9 billion, or 59.2 percent, increase in total advances, and $12.0 billion, or 37.8 percent, increase in total investments. Increased demand for liquidity from the Bank’s members was the primary driver of the increase in advance balances.

•Total liabilities increased primarily due to a $37.6 billion, or 52.4 percent, increase in consolidated obligations as a result of increased advances outstanding during the period.

•Total capital increased primarily due to an increase in the Bank’s subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during the period.

Results of Operations

The following table presents the Bank’s significant income items for the second quarter and first six months of 2022 and 2021, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net interest income	$71	$94	$(23)	(24.82)	$139	$173	$(34)	(19.94)
Noninterest income	—	4	(4)	(97.82)	6	8	(2)	(21.24)
Noninterest expense	41	35	6	18.38	75	71	4	5.73
Affordable Housing Program assessment	3	7	(4)	(53.10)	7	11	(4)	(36.44)
Net income	$27	$56	$(29)	(53.10)	$63	$99	$(36)	(36.47)

For the second quarter of 2022, the decrease in net interest income and net income is primarily due to no significant advance prepayment fees during the second quarter of 2022 compared to $46 million of advance prepayment fees during the same period in 2021. Partially offsetting this decrease was a $24 million increase related to higher advance balances.

Similarly, for the first six months of 2022, the decrease in net interest income and net income is primarily due to significant advance prepayment fees which were recorded during the first six months of 2021. The Bank recorded $47 million of advance prepayment fees which contributed to the increase net interest income and net income for the period. Partially offsetting the decrease in 2022 net interest income was a $21 million increase in net interest income related to higher advance balances during 2022.

In addition, during the second quarter of 2022 the Bank made a $5 million voluntary non-statutory contribution to its Affordable Housing Program.

The following table presents the Bank’s significant income ratios for the second quarter and first six months of 2022 and 2021. These items are discussed in more detail below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Return on average equity (ROE)	1.96%	4.82%	(2.86)	2.52%	4.06%	(1.54)
ROE spread to average daily SOFR	1.25	4.80	(3.55)	2.12	4.03	(1.91)
Interest-rate spread	0.23	0.45	(0.22)	0.27	0.39	(0.12)

•The decrease in ROE during the second quarter and first six months of 2022, compared to the same periods in 2021, was primarily due to the decrease in net income.

•The ROE spread to average daily SOFR for the second quarter and first six months of 2022 was impacted by the explanations provided above related to changes in ROE. Additionally, the average daily SOFR increased to 71 basis points for the second quarter of 2022 compared to two basis points for the second quarter of 2021. The average daily SOFR increased to 40 basis points for the first six months of 2022 from three basis points for the first six months of 2021.

Business Outlook

The factors impacting the Bank’s business outlook remain unchanged from the discussion in the Bank’s 2021 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, financial sector merger activity, international conflicts and fiscal and monetary policies are expected to impact the Bank’s overall business outlook and advance demand. On June 15, 2022 and on July 27, 2022, the FOMC announced they would continue to reduce treasuries and agency MBS target range for the federal funds, as described in the FOMC’s Plans for Reducing the Size of the Federal Reserve's Balance Sheet that were issued in May, 2022. In both instances, they have also increased the target for the federal funds rate, the latest increase being from the 1.5 percent to 1.75 percent range set in the June 15 meeting to the 2.25 percent to 2.5 percent range set in the July 27 meeting. Economic indicators such as the increase in interest rates and decreased liquidity resulting from the FOMC measures continue to be expected in the near future, consistent with FOMC’s goal to reduce inflation. Inflation is expected to cause an increase in the Bank’s operational expenditures; lower market liquidity, however, is expected to result in higher interest rates which point to an overall positive impact to the Bank’s business. The FHLBanks are designed to maintain support to their members during lower market liquidity periods as a reliable source to help them maintain healthy lending activity which could result in increase to advance demand.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of June 30, 2022		As of December 31, 2021		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$72,320	61.19	$45,415	57.67	$26,905	59.24
Investment securities	19,987	16.91	17,713	22.49	2,274	12.84
Other investments	23,874	20.20	14,108	17.92	9,766	69.22
Mortgage loans, net	131	0.11	149	0.19	(18)	(12.55)
Loan to another FHLBank	500	0.42	—	—	500	100.00
Other assets	1,379	1.17	1,361	1.73	18	1.39
Total assets	$118,191	100.00	$78,746	100.00	$39,445	50.09
Consolidated obligations, net:
Discount notes	$51,749	45.98	$25,506	34.40	$26,243	102.89
Bonds	57,498	51.08	46,186	62.29	11,312	24.49
Deposits	2,225	1.98	2,054	2.77	171	8.34
Other liabilities	1,077	0.96	405	0.54	672	166.08
Total liabilities	$112,549	100.00	$74,151	100.00	$38,398	51.78
Capital stock	$3,442	61.01	$2,383	51.85	$1,059	44.47
Retained earnings	2,246	39.82	2,228	48.49	18	0.83
Accumulated other comprehensive loss	(46)	(0.83)	(16)	(0.34)	(30)	197.99
Total capital	$5,642	100.00	$4,595	100.00	$1,047	22.79

Advances

Total advances increased by 59.2 percent as of June 30, 2022, compared to December 31, 2021. A significant percentage of advances made during the first six months of 2022 were short-term advances.

As of June 30, 2022, 54.2 percent of the Bank’s advances were fixed-rate, compared to 78.1 percent as of December 31, 2021. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR and the London Interbank Offered Rate (LIBOR). As of June 30, 2022 and December 31, 2021, 34.8 percent and 59.6 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to SOFR and OIS. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2022		As of December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$37,481	51.54	$29,288	65.19
Adjustable or variable-rate indexed	33,331	45.83	9,813	21.84
Convertible	1,515	2.08	5,307	11.81
Principal reducing credit	395	0.55	519	1.16
Total par value	$72,722	100.00	$44,927	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of June 30, 2022	As of December 31, 2021	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$2,608	$2,639	$(31)	(1.16)
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,315	1,450	(135)	(9.31)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	189	221	(32)	(14.39)
Government-sponsored enterprises residential	4,261	4,927	(666)	(13.53)
Government-sponsored enterprises commercial	11,613	8,475	3,138	37.03
Total mortgage-backed securities	16,063	13,623	2,440	17.91
Total held-to-maturity securities	17,379	15,074	2,305	15.29
Total investment securities	19,987	17,713	2,274	12.84
Interest-bearing deposits	1,139	688	451	65.49
Securities purchased under agreements to resell	14,250	7,000	7,250	103.57
Federal funds sold (1)	8,485	6,420	2,065	32.17
Total other investments	23,874	14,108	9,766	69.22
Total investments	$43,861	$31,821	$12,040	37.84
____________
(1) Federal funds sold includes $500 million to Truist Bank and $199 million to BankUnited, National Association, one of the Bank’s 10 largest borrowers as of June 30, 2022 and December 31, 2021, respectively.

The amount held in other investments will vary each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of June 30, 2022, compared to December 31, 2021, is primarily due to the need to fund increased advance demand.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of June 30, 2022 and December 31, 2021, as these investments amounted to 282 percent and 295 percent of the Bank’s regulatory capital, respectively.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2021 to June 30, 2022 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of June 30, 2022 and December 31, 2021. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2022	As of December 31, 2021
Florida	22.54	23.14
South Carolina	22.36	22.45
Virginia	11.23	10.92
Georgia	10.95	11.41
North Carolina	8.09	8.47
All other	24.83	23.61
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2021 to June 30, 2022 was primarily a result of an increase in advances outstanding and increased liquidity needs during the period. Consolidated obligation issuances financed 92.4 percent of the $118.2 billion in total assets as of June 30, 2022, a slight increase from the financing ratio of 91.0 percent as of December 31, 2021.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of June 30, 2022 and December 31, 2021, 89.9 percent and 83.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of June 30, 2022 and December 31, 2021. 31.0 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of June 30, 2022 and none of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2021.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On August 4, 2022 the Bank received notification from the Finance Agency that, based on June 30, 2022 data, it will recommend to the Director that the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of June 30, 2022, the Bank was in compliance with this ratio.

The Bank’s financial management policy is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the second quarter and first six months of 2022 and 2021.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2022 and 2021 (dollars in millions).

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net interest income	$71	$94	$(23)	(24.82)	$139	$173	$(34)	(19.94)
Noninterest income	—	4	(4)	(97.82)	6	8	(2)	(21.24)
Noninterest expense	41	35	6	18.38	75	71	4	5.73
Affordable Housing Program assessment	3	7	(4)	(53.10)	7	11	(4)	(36.44)
Net income	$27	$56	$(29)	(53.10)	$63	$99	$(36)	(36.47)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was an increase of $15 million and a decrease of $74 million for the second quarters of 2022 and 2021, and an increase of $19 million and a decrease of $135 million for the first six months of June 30, 2022 and 2021, respectively.

For the second quarter of 2022, the decrease in net interest income is primarily due to no significant advance prepayment fees during the second quarter of 2022 compared to $46 million of advance prepayment fees during the same period in 2021. Partially offsetting this decrease was a $24 million increase related to higher advance balances.

Similarly, for the first six months of 2022, the decrease in net interest income and net income is primarily due to significant advance prepayment fees which were recorded during the first six months of 2021. The Bank recorded $47 million of advance prepayment fees which contributed to the increase net interest income and net income for the period. Partially offsetting the decrease in 2022 net interest income was a $21 million increase in net interest income related to higher advance balances during 2022.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter of 2022 and 2021 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net gains on derivatives.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 23 basis points and 27 basis points for the second quarter and first six months of 2022, respectively, compared to 45 basis points and 39 basis points for the same periods in 2021. The decrease in the Bank’s interest rate spread for the second quarter and first six months of 2022, compared to the same periods in 2021, was primarily due to the $46 million and $47 million of advance prepayment fees recorded during the second quarter and first six months of 2021, respectively.

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,607	$5	0.84	$1,380	$—	0.11
Securities purchased under agreements to resell	6,997	16	0.92	3,198	1	0.06
Federal funds sold	9,766	19	0.77	9,528	1	0.07
Investment securities (2)	18,138	47	1.03	18,369	31	0.67
Advances (3)	67,166	172	1.02	48,765	96	0.78
Mortgage loans (4)	134	1	5.17	187	2	5.43
Loans to other FHLBanks	38	—	0.88	9	—	0.07
Total interest-earning assets	104,846	260	1.00	81,436	131	0.64
Allowance for credit losses on mortgage loans	—			(1)
Other assets	775			1,011
Total assets	$105,621			$82,446
Liabilities and Capital
Interest-bearing deposits (5)	$1,963	3	0.67	$2,620	—	0.01
Consolidated obligations, net:
Discount notes	43,917	80	0.72	23,760	2	0.02
Bonds	52,504	106	0.82	50,770	35	0.28
Other borrowings	39	—	0.70	1	—	1.75
Total interest-bearing liabilities	98,423	189	0.77	77,151	37	0.19
Other liabilities	1,751			585
Total capital	5,447			4,710
Total liabilities and capital	$105,621			$82,446
Net interest income and net yield on interest-earning assets		$71	0.27		$94	0.46
Interest-rate spread			0.23			0.45
Average interest-earning assets to interest-bearing liabilities			106.53			105.55
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances that were not material for the second quarter of 2022 and $46 million for the second quarter of 2021.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,152	$6	0.57	$1,664	$1	0.12
Securities purchased under agreements to resell	4,948	17	0.68	5,488	2	0.06
Federal funds sold	10,281	22	0.43	9,096	3	0.07
Investment securities (2)	17,696	74	0.84	19,321	66	0.69
Advances (3)	57,029	235	0.83	49,896	183	0.74
Mortgage loans (4)	139	3	5.18	197	5	5.38
Loans to other FHLBanks	19	—	0.88	4	—	0.07
Total interest-earning assets	92,264	357	0.78	85,666	260	0.61
Allowance for credit losses on mortgage loans	—			(1)
Other assets	879			1,133
Total assets	$93,143			$86,798
Liabilities and Capital
Interest-bearing deposits (5)	$2,098	3	0.34	$2,465	—	—
Consolidated obligations, net:
Discount notes	35,025	87	0.50	22,809	7	0.06
Bonds	49,606	128	0.52	55,910	80	0.29
Other borrowings	24	—	0.87	—	—	1.87
Total interest-bearing liabilities	86,753	218	0.51	81,184	87	0.22
Other liabilities	1,347			680
Total capital	5,043			4,934
Total liabilities and capital	$93,143			$86,798
Net interest income and net yield on interest-earning assets		$139	0.30		$173	0.41
Interest-rate spread			0.27			0.39
Average interest-earning assets to interest-bearing liabilities			106.35			105.52
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances of $1 million and $47 million for the first six months ended June 30, 2022 and
2021, respectively.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the second quarter and first six months of 2022, compared to the same periods in 2021, was primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Volume (1)	Rate (1)	Net Change	Volume (1)	Rate (1)	Net Change
Change in interest income:
Interest-bearing deposits	$1	$4	$5	$—	$5	$5
Securities purchased under agreements to resell	1	14	15	—	15	15
Federal funds sold	—	18	18	1	18	19
Investment securities	—	16	16	(6)	14	8
Advances	42	34	76	28	24	52
Mortgage loans	(1)	—	(1)	(2)	—	(2)
Total	43	86	129	21	76	97
Change in interest expense:
Interest-bearing deposits	—	3	3	—	3	3
Consolidated obligations, net:
Discount notes	2	76	78	5	75	80
Bonds	1	70	71	(10)	58	48
Total	3	149	152	(5)	136	131
Change in net interest income	$40	$(63)	$(23)	$26	$(60)	$(34)
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(156)	$—	$—	$(156)
Net changes in fair value hedges	165	3	1	169
Net interest settlements on derivatives (1)	(24)	39	12	27
Other (2)	(25)	—	—	(25)
Total effect on net interest income	$(40)	$42	$13	$15
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
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Six Months Ended June 30, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(198)	$—	$—	$—	$(198)
Net changes in fair value hedges	217	14	1	—	232
Net interest settlements on derivatives (1)	(83)	92	12	—	21
Other (2)	(36)	—	—	—	(36)
Total effect on net interest income	$(100)	$106	$13	$—	$19
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$—	$—	$1	$1
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net losses on trading securities	$—	$—	$—	*	$—	$(1)	$1	100.00
Net gains on derivatives	—	—	—	259.11	1	1	—	(6.06)
Standby letters of credit fees	1	3	(2)	(46.45)	3	7	(4)	(51.52)
Gain on litigation settlements, net	—	—	—	—	4	—	4	100.00
Other	(1)	1	(2)	(285.49)	(2)	1	(3)	(542.89)
Total noninterest income	$—	$4	$(4)	(97.82)	$6	$8	$(2)	(21.24)
____________
* Not meaningful.

During the first quarter of 2022, the Bank received a $4 million net settlement related to certain investments in LIBOR-based financial instruments claim.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

During the second quarter of 2022 the Bank made a $5 million voluntary non-statutory contribution to its Affordable Housing Program.

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Statements of Condition (at period end)
Total assets	$118,191	$84,450	$78,746	$77,508	$78,904
Advances	72,320	51,538	45,415	43,779	47,075
Investments (1)	43,861	31,405	31,821	30,979	30,078
Mortgage loans held for portfolio, net	131	139	149	162	178
Loan to another FHLBank	500	—	—	—	—
Interest-bearing deposits	2,225	2,158	2,054	2,308	2,623
Consolidated obligations, net:
Discount notes (2)	51,749	27,228	25,506	22,796	22,318
Bonds (2)	57,498	49,407	46,186	47,609	49,030
Total consolidated obligations, net (2)	109,247	76,635	71,692	70,405	71,348
Affordable Housing Program payable	60	60	61	68	74
Capital stock - putable	3,442	2,656	2,383	2,332	2,448
Retained earnings	2,246	2,242	2,228	2,244	2,240
Accumulated other comprehensive loss	(46)	(39)	(16)	(6)	(12)
Total capital	5,642	4,859	4,595	4,570	4,676
Statements of Income (for the period ended)
Net interest income	71	68	44	64	94
Net gains on derivatives	—	1	—	—	—
Standby letters of credit fees	1	2	2	2	3
Other (expense) income (3)	(1)	3	1	2	1
Noninterest expense	41	34	40	38	35
Income before assessment	30	40	8	30	63
Affordable Housing Program assessment	3	4	1	3	7
Net income	27	36	7	27	56
Performance Ratios (%)
Return on equity (4)	1.96	3.19	0.58	2.31	4.82
Return on assets (5)	0.10	0.18	0.03	0.13	0.28
Net interest margin (6)	0.27	0.35	0.22	0.32	0.46
Regulatory capital ratio (at period end) (7)	4.81	5.80	5.86	5.90	5.94
Equity to assets ratio (8)	5.16	5.75	5.79	5.80	5.71
Dividend payout ratio (9)	84.19	60.82	333.49	84.86	47.83

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2022	$771,366
March 31, 2022	621,599
December 31, 2021	580,909
September 30, 2021	570,985
June 30, 2021	595,375
(3) Other (expense) income includes service fees and other items. For the quarter ended March 31, 2022, amount includes a $4 million gain on litigation settlements, net.
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first six months of 2022.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intra-day needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first six months of 2022.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries.

The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first six months of 2022.
Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$876	$492
Investing activities	(41,021)	11,037
Financing activities	40,148	(13,402)
Net change in cash and due from banks	$3	$(1,873)
Net operating cash flows fluctuate primarily based on net income and net change in derivatives and hedging activities. The Bank recorded a net positive change of $738 million in derivative and hedging activities for the first six months of 2022 compared to a net positive change of $369 million in derivative and hedging activities for the same period in 2021. The change in derivative and hedging activities was driven by the change in interest rates.
Net cash provided by investing activities fluctuate primarily based on advances and investing activities. The Bank issued $139.6 billion of advances and collected $111.8 billion of advances principal for the first six months of 2022 compared to $41.2 billion and $45.7 billion, respectively, for the same period in 2021. The Bank purchased investment securities of $3.5 billion and received proceeds from principal collected of $1.8 billion for the first six months of 2022 compared to $499 million and $4.1 billion, respectively, for the same period in 2021. For the first six months of 2022, the Bank recorded a net change of negative $11.0 billion related to liquid investments compared to a net change of positive $2.9 billion for the same period in 2021.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations. The Bank issued $414.8 billion in consolidated obligations and paid $375.8 billion for maturing and retiring consolidated obligations for the first six months of 2022, compared to $318.2 billion and $331.6 billion, respectively, for the same period in 2021.

Anticipated Cash Expenditures

As of June 30, 2022, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:
•the Bank’s joint and several liability for all FHLBank consolidated obligations; and
•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2022 and December 31, 2021, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the FHLBanks had $882.5 billion in aggregate par value of consolidated obligations issued and outstanding, $111.1 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of June 30, 2022.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On July 29, 2022, the Financial Industries Regulatory Authority (FINRA) filed a proposed rule with the SEC that will further extend the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, the Bank may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose the Bank to credit risk from its counterparties to such transactions.

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On July 28, 2022 the Federal Reserve Board of Governors published a proposed rule that would implement the Adjustable Interest Rate (LIBOR) Act, which was signed into law on March 15, 2022, as part of the Consolidated Appropriations Act. The proposed rule, which is open for comments until August 29, 2022, provides default rules for certain contracts (Covered Contracts) that use the LIBOR reference rate which will be discontinued next year. For a contract to meet the rule’s definition of Covered Contract, it must (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before the LIBOR replacement date. Covered Contracts include those governed by domestic law that do not mature before LIBOR ends. The proposed rule would replace references to LIBOR in certain contracts with the applicable selected replacement rate after June 30, 2023. Each proposed replacement rate is based on SOFR. The proposed rule identifies separate selected replacement rates for derivatives transactions, covered government sponsored entities (GSE) contracts, and all other affected contracts. The proposed rule specifically defines GSE contracts which include the Bank’s advances.

Accordingly, the Bank continues to take steps to mitigate the risks that arise from the phase out of LIBOR as further discussed under section “Transition of LIBOR to an Alternative Reference Rate” of this Report.

Finance Agency’s Planned Review and Analysis of the Federal Home Loan Bank System (FHLBank System). On July 20, 2022, Finance Agency’s Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency intends to conduct a review and analysis of the FHLBank System so as to ensure that the FHLBank System is positioned to continue to serve the needs of today and tomorrow. The Finance Agency plans to engage a variety of stakeholders, in addition to holding public listening sessions throughout the country, as part of the review and analysis. The review and analysis could examine matters ranging from the FHLBanks’ membership base, operational efficiency, and effectiveness to more foundational questions about their mission, purpose, and organization. The Bank is unable to determine at this time what actions, if any, may be implemented as a result of the Finance Agency’s review and analysis or their potential impact on the Bank.

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

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of June 30, 2022 and December 31, 2021, respectively, is set forth below (in millions).

	As of June 30, 2022
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$15	$5	$30	$50
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	300	—	465	765
Mortgage-backed securities	—	14	9,516	9,530
Total investment securities	300	14	9,981	10,295
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	212	285	2,894	3,391
Uncleared	27	23	890	940
Total interest-rate swaps	239	308	3,784	4,331
Total principal/notional amount	$554	$327	$13,795	$14,676

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$65	$71	$50	$186
Uncleared	20	—	—	20
Total notional amount interest-rate swaps	$85	$71	$50	$206
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2021
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$56	$5	$830	$891
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	435	—	465	900
Mortgage-backed securities	—	23	10,994	11,017
Total investment securities	435	23	11,459	11,917
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	561	338	3,332	4,231
Uncleared	88	23	2,512	2,623
Total interest-rate swaps	649	361	5,844	6,854
Total principal/notional amount	$1,140	$389	$18,133	$19,662

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$142	$71	$50	$263
Uncleared	28	—	—	28
Total notional amount interest-rate swaps	$170	$71	$50	$291
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of June 30, 2022 and December 31, 2021. The following table presents the notional amount of caps and floors with LIBOR exposure as of June 30, 2022 and December 31, 2021 (in millions).

	As of June 30, 2022	As of December 31, 2021
Terminates after June 30, 2023 (1)	$4,000	$4,000
____________
(1) The estimated net fair value of these interest-rate caps and floors was $1 million and not material as of June 30, 2022 and December 31, 2021, respectively..

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

	As of June 30, 2022		As of December 31, 2021
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	241	$68,007	243	$42,946
102	22	4,437	20	1,774
103	1	150	2	150
104	2	128	2	57
Unrated (1)	1	—	1	—
Total	267	$72,722	268	$44,927
____________
(1) The par value of outstanding advances that were unrated was not material.
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of June 30, 2022, and their total outstanding advance and standby letters of credit balance was $18.8 billion and $968 million, respectively, as of June 30, 2022.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of June 30, 2022 and December 31, 2021. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2022	$72,722	$321,485	66.56	11.71	21.73
As of December 31, 2021	44,927	299,844	63.09	12.52	24.39
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2022 and December 31, 2021.

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

	As of June 30, 2022
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$1,650	$—	$1,650
Canada	2,000	—	2,000
Finland	1,205	—	1,205
France	850	—	850
Germany	1,050	—	1,050
Netherlands	505	—	505
Norway	250	—	250
Sweden	300	—	300
United States of America	675	1,139	1,814
Total	$8,485	$1,139	$9,624

	As of December 31, 2021
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$820	$—	$820
Austria	55	—	55
Canada	2,315	—	2,315
Finland	655	—	655
France	376	—	376
Germany	1,010	—	1,010
Netherlands	790	—	790
Sweden	200	—	200
United States of America	199	688	887
Total	$6,420	$688	$7,108

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $9.6 billion as of June 30, 2022 from $7.1 billion as of December 31, 2021. The following four counterparties each represented greater than 10 percent and collectively represented 50.5 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties: Australia & New Zealand Banking Group (Australia), Nordea Bank Abp (Finland), Royal Bank of Canada (Canada), and Toronto Dominion Bank (Canada). As of June 30, 2022, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of June 30, 2022 (in millions), based on their credit ratings as of June 30, 2022. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of June 30, 2022
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,315	$—	$—	$1,315
U.S. Treasury obligations	—	2,608	—	—	2,608
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	189	—	—	189
Government-sponsored enterprises residential	—	4,261	—	—	4,261
Government-sponsored enterprises commercial	545	11,068	—	—	11,613
Total mortgage-backed securities	545	15,518	—	—	16,063
Total investment securities	545	19,442	—	—	19,987
Other investments:
Interest-bearing deposits	—	403	688	48	1,139
Securities purchased under agreements to resell	—	12,500	1,750	—	14,250
Federal funds sold	—	3,455	4,855	175	8,485
Total other investments	—	16,358	7,293	223	23,874
Total investments	$545	$35,800	$7,293	$223	$43,861

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2022 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of June 30, 2022.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating, the Bank would not have been required to post any additional collateral as of June 30, 2022.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of June 30, 2022. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of June 30, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$10	$—	$—	$—
Liability positions with credit exposure:
Single-A	31,318	(1,180)	1,294	114
Triple-B	10,143	(444)	484	40
Cleared derivatives	28,713	(60)	228	168
Total derivative positions with non-member counterparties to which the Bank had credit exposure	70,184	(1,684)	2,006	322
Member institutions (1)	12	—	—	—
Total	$70,196	$(1,684)	$2,006	$322
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
The allowance for credit losses on mortgage loans was not material as of June 30, 2022 and December 31, 2021.

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

			As of June 30, 2022	As of December 31, 2021
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$1,873	$1,909
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	11,493	18,420
		Non-qualifying hedges	1	—
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	396	742
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	8
		Total	13,763	21,079
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,395	788
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	37,385	24,473
		Total	38,780	25,261
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	15,990	—
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	23	24
Total notional amount			$72,596	$50,404
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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2022			As of December 31, 2021
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.22	0.21	0.23	0.53	0.37	0.39
Liabilities	0.26	0.18	0.16	0.28	0.36	0.27
Equity	(0.45)	0.76	1.61	4.17	0.54	2.38
Effective duration gap	(0.04)	0.03	0.07	0.25	0.01	0.12
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2022			As of December 31, 2021
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$117,964	$117,503	$116,996	$78,898	$78,173	$77,600
Liabilities	112,423	112,005	111,633	73,794	73,541	73,097
Equity	5,541	5,498	5,363	5,104	4,632	4,503
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

As of June 30, 2022, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Bank is subject to various legal proceedings and actions in the ordinary course of its business. After consultation with legal counsel, management does not anticipate any liability that may arise out of matters presently known to the Bank to have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, should be carefully considered as they could materially affect the Bank’s business, financial condition, and/or operating results. The risks described in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial may also materially adversely affect the Bank’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Dated Filed

1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/2021
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	10/8/2021
10.7	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (Amended and Restated as of January 1, 2022)	10-Q	5/6/2022
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	August 5, 2022	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	August 5, 2022	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer