Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Atlanta
filed 2022-11-04
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2022 was 46,284,885.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of September 30, 2022	As of December 31, 2021
Assets
Cash and due from banks	$69	$879
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of September 30, 2022 and December 31, 2021)	1,264	688
Securities purchased under agreements to resell	11,000	7,000
Federal funds sold	10,670	6,420
Investment securities:
Available-for-sale securities (amortized cost of $2,649 and $2,648 as of September 30, 2022 and December 31, 2021, respectively)	2,604	2,639
Held-to-maturity securities (fair value of $19,221 and $15,099 as of September 30, 2022 and December 31, 2021, respectively)	19,634	15,074
Total investment securities	22,238	17,713
Advances	93,071	45,415
Mortgage loans held for portfolio, net	124	149
Loan to another FHLBank	1,300	—
Accrued interest receivable	188	57
Derivative assets	272	331
Other assets, net	102	94
Total assets	$140,298	$78,746
Liabilities
Interest-bearing deposits	$2,360	$2,054
Consolidated obligations, net:
Discount notes	55,794	25,506
Bonds	74,994	46,186
Total consolidated obligations, net	130,788	71,692
Mandatorily redeemable capital stock	—	1
Accrued interest payable	222	72
Affordable Housing Program payable	59	61
Derivative liabilities	45	22
Other liabilities	374	249
Total liabilities	133,848	74,151
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7,272,687 and 7,143,718 as of September 30, 2022 and December 31, 2021, respectively	727	715
Subclass B2 issued and outstanding shares: 34,980,090 and 16,681,827 as of September 30, 2022 and December 31, 2021, respectively	3,498	1,668
Subclass B3 issued and outstanding shares: 154,324 and 0 as of September 30, 2022 and December 31, 2021, respectively	16	—
Total capital stock Class B putable	4,241	2,383
Retained earnings:
Restricted	636	615
Unrestricted	1,624	1,613
Total retained earnings	2,260	2,228
Accumulated other comprehensive loss	(51)	(16)
Total capital	6,450	4,595
Total liabilities and capital	$140,298	$78,746

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Advances	$488	$73	$723	$256
Interest-bearing deposits	18	—	24	1
Securities purchased under agreements to resell	55	—	72	2
Federal funds sold	52	2	74	5
Trading securities	—	—	—	1
Available-for-sale securities	8	1	14	1
Held-to-maturity securities	97	28	165	93
Mortgage loans	2	3	5	8
Total interest income	720	107	1,077	367
Interest expense
Consolidated obligations:
Discount notes	283	2	370	9
Bonds	345	41	473	121
Interest-bearing deposits	11	—	14	—
Total interest expense	639	43	857	130
Net interest income	81	64	220	237
Noninterest income (loss)
Net losses on trading securities	—	—	—	(1)
Net (losses) gains on derivatives	(1)	—	—	1
Standby letters of credit fees	2	2	5	9
Gain on litigation settlements, net	—	—	4	—
Other	—	2	(2)	3
Total noninterest income	1	4	7	12
Noninterest expense
Compensation and benefits	14	19	52	58
Other operating expenses	11	10	33	27
Federal Housing Finance Agency	2	3	7	8
Office of Finance	2	1	6	5
Other	1	5	7	11
Total noninterest expense	30	38	105	109
Income before assessment	52	30	122	140
Affordable Housing Program assessment	5	3	12	14
Net income	$47	$27	$110	$126

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$47	$27	$110	$126
Other comprehensive (loss) income:
Net unrealized losses on available-for-sale securities	(5)	—	(36)	—
Pension and postretirement benefits	—	6	1	10
Total other comprehensive (loss) income	(5)	6	(35)	10
Total comprehensive income	$42	$33	$75	$136

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2021	24	$2,448	$608	$1,632	$2,240	$(12)	$4,676
Issuance of capital stock	2	239	—	—	—	—	239
Repurchase/redemption of capital stock	(3)	(355)	—	—	—	—	(355)
Comprehensive income	—	—	5	22	27	6	33
Cash dividends on capital stock	—	—	—	(23)	(23)	—	(23)
Balance, September 30, 2021	23	$2,332	$613	$1,631	$2,244	$(6)	$4,570

Balance, June 30, 2022	34	$3,442	$627	$1,619	$2,246	$(46)	$5,642
Issuance of capital stock	24	2,454	—	—	—	—	2,454
Repurchase/redemption of capital stock	(16)	(1,654)	—	—	—	—	(1,654)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income (loss)	—	—	9	38	47	(5)	42
Cash dividends on capital stock	—	—	—	(33)	(33)	—	(33)
Balance, September 30, 2022	42	$4,241	$636	$1,624	$2,260	$(51)	$6,450

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	8	887	—	—	—	—	887
Repurchase/redemption of capital stock	(16)	(1,632)	—	—	—	—	(1,632)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	25	101	126	10	136
Cash dividends on capital stock	—	—	—	(80)	(80)	—	(80)
Balance, September 30, 2021	23	$2,332	$613	$1,631	$2,244	$(6)	$4,570

Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	59	5,977	—	—	—	—	5,977
Repurchase/redemption of capital stock	(41)	(4,095)	—	—	—	—	(4,095)
Net shares reclassified to mandatorily redeemable capital stock	—	(24)	—	—	—	—	(24)
Comprehensive income (loss)	—	—	21	89	110	(35)	75
Cash dividends on capital stock	—	—	—	(78)	(78)	—	(78)
Balance, September 30, 2022	42	$4,241	$636	$1,624	$2,260	$(51)	$6,450

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$110	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	214	5
Net change in derivative and hedging activities	987	495
Net change in fair value adjustment on trading securities	—	1
Net change in:
Accrued interest receivable	(137)	23
Other assets	(4)	43
Affordable Housing Program payable	(3)	(15)
Accrued interest payable	150	14
Other liabilities	12	(45)
Total adjustments	1,219	521
Net cash provided by operating activities	1,329	647
Investing activities
Net change in:
Interest-bearing deposits	(2,531)	1,185
Securities purchased under agreements to resell	(4,000)	6,000
Federal funds sold	(4,250)	(6,339)
Loans to other FHLBanks	(1,300)	—
Trading securities:
Proceeds from sales	—	61
Proceeds from principal collected	—	1,500
Available-for-sale securities:
Purchases of long-term	—	(1,597)
Held-to-maturity securities:
Proceeds from principal collected	2,841	4,812
Purchases of long-term	(7,292)	—
Advances:
Proceeds from principal collected	199,695	65,420
Originated	(248,666)	(57,794)
Mortgage loans:
Proceeds from principal collected	25	57
Purchases of premises, equipment, and software	(9)	(3)
Net cash (used in) provided by investing activities	(65,487)	13,302

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Nine Months Ended September 30,
	2022	2021
Financing activities
Net change in interest-bearing deposits	308	312
Net payments on derivatives containing a financing element	(3)	(4)
Proceeds from issuance of consolidated obligations:
Discount notes	649,151	427,310
Bonds	55,628	34,315
Payments for debt issuance costs	(5)	(2)
Payments for maturing and retiring consolidated obligations:
Discount notes	(619,021)	(429,891)
Bonds	(24,489)	(45,989)
Proceeds from issuance of capital stock	5,977	887
Payments for repurchase/redemption of capital stock	(4,095)	(1,632)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(25)	(1)
Cash dividends paid	(78)	(80)
Net cash provided by (used in) financing activities	63,348	(14,775)
Net decrease in cash and due from banks	(810)	(826)
Cash and due from banks at beginning of the period	879	2,905
Cash and due from banks at end of the period	$69	$2,079
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$504	$122
Affordable Housing Program assessment, net	$14	$28
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$24	$1
Held-to-maturity securities acquired with accrued liabilities	$275	$—

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of September 30, 2022 and December 31, 2021. No allowance for credit losses was recorded for these assets as of September 30, 2022 and December 31, 2021. The carrying values of these assets excludes accrued interest receivable that was not material as of September 30, 2022 and December 31, 2021.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of September 30, 2022 and December 31, 2021.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2021 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of September 30, 2022.

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
The Bank began applying certain of the amendments related to contract modifications and hedging relationships beginning in the third quarter of 2022. The adoption of this guidance did not have a material impact on the Bank’s financial condition or results of operations.

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

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2022	$2,649	$1	$(46)	$2,604
As of December 31, 2021	$2,648	$—	$(9)	$2,639
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $6 and not material as of September 30, 2022 and December 31, 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2022	$—	$—	$1,553	$(46)	$1,553	$(46)
As of December 31, 2021	$1,589	$(9)	$—	$—	$1,589	$(9)
Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$1,599	$1,553	$—	$—
Due after one year through five years	1,050	1,051	2,648	2,639
Total	$2,649	$2,604	$2,648	$2,639
 ____________
(1)Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $6 and not material as of as of September 30, 2022 and December 31, 2021, respectively.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of September 30, 2022 and December 31, 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2022				As of December 31, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,250	2	(36)	1,216	1,450	6	(6)	1,450
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	178	—	(23)	155	221	—	(3)	218
Government-sponsored enterprises residential	5,082	2	(140)	4,944	4,927	43	(9)	4,961
Government-sponsored enterprises commercial	13,123	—	(218)	12,905	8,475	19	(25)	8,469
Total	$19,634	$4	$(417)	$19,221	$15,074	$68	$(43)	$15,099
 ____________
(1) Excludes accrued interest receivable of $24 and $6 as of September 30, 2022 and December 31, 2021, respectively.

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

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$50	$50	$435	$435
Due after one year through five years	1,141	1,107	856	853
Due after five years through 10 years	60	60	100	101
Due after 10 years	—	—	60	62
Total non-mortgage-backed securities	1,251	1,217	1,451	1,451
Mortgage-backed securities	18,383	18,004	13,623	13,648
Total	$19,634	$19,221	$15,074	$15,099
____________

(1) Excludes accrued interest receivable of $24 and $6 as of September 30, 2022 and December 31, 2021, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2022 and December 31, 2021 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2022	As of December 31, 2021
Due in one year or less	$67,079	$21,819
Due after one year through two years	13,636	3,247
Due after two years through three years	3,791	2,236
Due after three years through four years	2,432	3,145
Due after four years through five years	2,256	3,047
Due after five years	4,626	11,433
Total par value	93,820	44,927
Deferred prepayment fees	5	(70)
Discount on AHP (1) advances	(2)	(2)
Discount on EDGE (2) advances	—	(1)
Hedging adjustments	(752)	561
Total (3)	$93,071	$45,415
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program
(3) Carrying amounts exclude accrued interest receivable of $156 and $50 as of September 30, 2022 and December 31, 2021, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of September 30, 2022	As of December 31, 2021
Due or convertible in one year or less	$67,844	$27,082
Due or convertible after one year through two years	13,643	3,271
Due or convertible after two years through three years	3,862	2,215
Due or convertible after three years through four years	2,412	3,137
Due or convertible after four years through five years	2,177	2,976
Due or convertible after five years	3,882	6,246
Total par value	$93,820	$44,927

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2022	As of December 31, 2021
Fixed-rate:
Due in one year or less	$31,004	$14,715
Due after one year	12,875	20,391
Total fixed-rate	43,879	35,106
Variable-rate:
Due in one year or less	36,075	7,104
Due after one year	13,866	2,717
Total variable-rate	49,941	9,821
Total par value	$93,820	$44,927

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $66,475, or 70.9 percent of total advances, and $32,076, or 71.4 percent of total advances, as of September 30, 2022 and December 31, 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2022 and December 31, 2021. No advance was past due, on nonaccrual status, or considered impaired, and there were no troubled debt restructurings related to advances as of September 30, 2022 and December 31, 2021.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2022	As of December 31, 2021
Medium-term (15 years or less)	$1	$2
Long-term (greater than 15 years)	123	148
Total unpaid principal balance	124	150
Discounts	—	(1)
Total mortgage loans held for portfolio (1)	124	149
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$124	$149
____________
(1) Excludes accrued interest receivable of $1 as of September 30, 2022 and December 31, 2021.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2022	As of December 31, 2021
Conventional mortgage loans	$113	$137
Government-guaranteed or insured mortgage loans	11	13
Total unpaid principal balance	$124	$150

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans, which is not material for the periods presented.

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

	As of September 30, 2022(2)	As of December 31, 2021(3)
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	5	7
Total past due mortgage loans	8	10
Current mortgage loans	105	126
Total conventional mortgage loans	$113	$136
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of September 30, 2022 and December 31, 2021.
(2) Represents conventional mortgage loans originated prior to 2018.
(3) Represents conventional mortgage loans originated prior to 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the other delinquency statistics for all mortgage loans.

	As of September 30, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.20%	5.57%	4.32%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$5	$—	$5
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of September 30, 2022, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2022	As of December 31, 2021
Fixed-rate	$41,178	$27,751
Simple variable-rate	30,474	16,400
Step up/down	5,932	2,295
Total par value	$77,584	$46,446

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2022		As of December 31, 2021
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$36,685	2.88	$16,640	0.16
Due after one year through two years	10,517	1.29	2,110	0.55
Due after two years through three years	13,055	1.54	10,700	0.81
Due after three years through four years	6,714	1.05	4,720	0.67
Due after four years through five years	7,648	2.07	7,829	0.94
Due after five years	2,965	2.28	4,447	1.76
Total par value	77,584	2.17	46,446	0.67
Premiums	7		10
Discounts	(14)		(17)
Hedging adjustments	(2,583)		(253)
Total	$74,994		$46,186

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2022	As of December 31, 2021
Callable	$41,211	$24,393
Noncallable	36,373	22,053
Total par value	$77,584	$46,446

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2022	As of December 31, 2021
Due or callable in one year or less	$71,750	$40,712
Due or callable after one year through two years	2,550	1,778
Due or callable after two years through three years	1,602	1,674
Due or callable after three years through four years	423	1,090
Due or callable after four years through five years	67	3
Due or callable after five years	1,192	1,189
Total par value	$77,584	$46,446

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
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2022	$55,794	$56,041	2.52
As of December 31, 2021	$25,506	$25,507	0.04

Note 7—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2022		As of December 31, 2021
	Required	Actual	Required	Actual
Risk-based capital	$788	$6,501	$814	$4,612
Total regulatory capital ratio	4.00%	4.63%	4.00%	5.86%
Total regulatory capital (1)	$5,612	$6,501	$3,150	$4,612
Leverage capital ratio	5.00%	6.95%	5.00%	8.79%
Leverage capital	$7,015	$9,751	$3,937	$6,918
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2022 and 2021.

	2022		2021
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$22	3.70	$30	3.72
Second quarter	23	3.74	27	3.69
Third quarter	33	4.11	23	3.67
Total	$78	3.88	$80	3.70

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Loss

The following tables present the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2021	$—	$(12)	$(12)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	6	6
Net current period other comprehensive income	—	6	6
Balance, September 30, 2021	$—	$(6)	$(6)

Balance, June 30, 2022	$(40)	$(6)	$(46)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(5)	—	(5)
Net current period other comprehensive loss	(5)	—	(5)
Balance, September 30, 2022	$(45)	$(6)	$(51)

__________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$—	$(16)	$(16)
Reclassification from accumulated other comprehensive loss to net income:			—
Amortization of pension and postretirement (1)	—	10	10
Net current period other comprehensive income	—	10	10
Balance, September 30, 2021	$—	$(6)	$(6)

Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(36)	—	(36)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(36)	1	(35)
Balance, September 30, 2022	$(45)	$(6)	$(51)
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

	As of September 30, 2022			As of December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$76,799	$52	$2,547	$46,340	$2	$453
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	63	3	1	64	1	1
Interest-rate caps or floors	4,000	2	1	4,000	1	1
Total derivatives not designated as hedging instruments	4,063	5	2	4,064	2	2
Total derivatives before netting and collateral adjustments	$80,862	57	2,549	$50,404	4	455
Netting adjustments and cash collateral (2)		215	(2,504)		327	(433)
Derivative assets and derivative liabilities		$272	$45		$331	$22
___________
(1) Includes variation margin for daily settled contracts of negative $719 and $300 as of September 30, 2022 and December 31, 2021, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $2,720 and $759 as of September 30, 2022 and December 31, 2021, respectively. Cash collateral received, including accrued interest was $1 as of September 30, 2022. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30,
	2022			2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$488	$(345)	$(283)	$73	$(41)
Changes in fair value:
Hedged items	$(393)	$888	$8	$(164)	$25
Derivatives	387	(894)	(8)	191	(30)
Net changes in fair value	(6)	(6)	—	27	(5)
Net interest settlements on derivatives (1) (2)	10	(70)	(11)	(81)	34
Amortization/accretion of active hedging relationships	14	—	—	(18)	—
Other	38	—	—	(4)	—
Total net interest income effect from fair value hedging relationships	$56	$(76)	$(11)	$(76)	$29
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Nine Months Ended September 30,
	2022			2021
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$723	$(473)	$(370)	$256	$(121)
Changes in fair value:
Hedged items	$(1,135)	$2,331	$40	$(679)	$96
Derivatives	1,346	(2,323)	(39)	787	(100)
Net changes in fair value	211	8	1	108	(4)
Net interest settlements on derivatives (1) (2)	(73)	22	1	(263)	71
Amortization/accretion of active hedging relationships	(184)	—	—	(83)	—
Other	2	—	—	(11)	—
Total net interest income effect from fair value hedging relationships	$(44)	$30	$2	$(249)	$67
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

	As of September 30, 2022				As of December 31, 2021
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$16,159	$(744)	$(8)	$(752)	$21,293	$492	$69	$561
Consolidated obligations:
Bonds	42,866	(2,580)	(3)	(2,583)	25,256	(252)	(1)	(253)
Discount notes	18,701	(40)	—	(40)	—	—	—	—
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net (losses) gains on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$—	$—	$1
Interest-rate caps or floors	(1)	—	—	—
Net (losses) gains on derivatives	$(1)	$—	$—	$1

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

	As of September 30, 2022		As of December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$24	$2,545	$4	$451
Cleared derivatives	33	4	—	4
Total gross recognized amount	57	2,549	4	455
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(24)	(2,500)	(3)	(429)
Cleared derivatives	239	(4)	330	(4)
Total gross amounts of netting adjustments and cash collateral	215	(2,504)	327	(433)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	—	45	1	22
Cleared derivatives	272	—	330	—
Total net amounts after netting adjustments and cash collateral	272	45	331	22
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	—	45	1	22
Cleared derivatives	272	—	330	—
Total net unsecured amount	$272	$45	$331	$22
____________  n.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of September 30, 2022 and December 31, 2021.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of September 30, 2022 and December 31, 2021.

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of September 30, 2022 and December 31, 2021.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2022 and December 31, 2021. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2022 and December 31, 2021. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$69	$69	$69	$—	$—
Interest-bearing deposits	1,264	1,264	—	1,264	—
Securities purchased under agreements to resell	11,000	11,000	—	11,000	—
Federal funds sold	10,670	10,670	—	10,670	—
Available-for-sale securities (1)	2,604	2,604	—	2,604	—
Held-to-maturity securities	19,634	19,221	—	19,221	—
Advances	93,071	92,880	—	92,880	—
Mortgage loans held for portfolio, net	124	118	—	118	—
Loan to another FHLBank	1,300	1,300	—	1,300	—
Accrued interest receivable	188	188	—	188	—
Derivative assets (1)	272	272	—	57	215
Grantor trust assets (included in Other assets) (1)	24	24	24	—	—
Liabilities:
Interest-bearing deposits	2,360	2,360	—	2,360	—
Consolidated obligations, net:
Discount notes	55,794	55,783	—	55,783	—
Bonds	74,994	74,476	—	74,476	—
Accrued interest payable	222	222	—	222	—
Derivative liabilities (1)	45	45	—	2,549	(2,504)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $898,285 and $580,909 as of September 30, 2022 and December 31, 2021, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2022 and December 31, 2021. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2022 and December 31, 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2022			As of December 31, 2021
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,342	$11,778	$15,120	$3,757	$3,914	$7,671
Commitments to fund additional advances	298	10	308	96	38	134
Unsettled consolidated obligation bonds, at par (2)	506	—	506	80	—	80
____________
(1)“Expire Within One Year” includes 20 standby letters of credit for a total of $30 and 19 standby letters of credit for a total of $15 as of September 30, 2022 and December 31, 2021, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $31 and $16 as of September 30, 2022 and December 31, 2021, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of September 30, 2022 and December 31, 2021.
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

	As of September 30, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$656	15.46	$16,902	18.02	$—	—

	As of December 31, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.49	$7,506	16.71	$—	0.02
TIAA, FSB	277	11.61	6,946	15.46	1	0.05

Note 13—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There was a $1,300 loan outstanding to FHLBank San Francisco and no outstanding borrowings from other FHLBanks as of September 30, 2022. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2021. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during the first nine months of 2022 and 2021.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Nine Months Ended September 30,
	2022	2021
Investing activities:
Loans to other FHLBanks	$(3,300)	$(780)
Principal collected on loans to other FHLBanks	2,000	780
Net change in loans to other FHLBanks	$(1,300)	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$4,070	$25
Payments of short-term borrowings from other FHLBanks	(4,070)	(25)
Net change in borrowings from other FHLBanks	$—	$—

Note 14—Subsequent Events

On October 27, 2022, the Bank's board of directors approved a third quarter 2022 cash dividend at an annualized rate of 5.30 percent. The Bank paid the third quarter 2022 dividend on November 2, 2022, in the amount of $51.

On October 27, 2022, the Bank’s board of directors approved an adjustment to the activity-based stock requirement from 3.75 percent to 4.25 percent of the member’s outstanding par value of advances. This change becomes effective December 5, 2022. The results of this change is expected to increase the Bank’s activity-based capital stock balance.

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

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital markets and the U.S. economy; the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; future classification of securities; the impact of changes in product offerings; the impact of housing reform and other legislative or regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2022 and December 31, 2021, and results of operations for the third quarter and first nine months of 2022 and 2021. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2021.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances, and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. In its last meeting on November 2, 2022, the Federal Reserve Open Markets Committee (FOMC) increased the target range for the federal funds rate to 3.75 percent to 4.00 percent; a further increase in the targets previously set during the year, coming from the range set to 3.00 percent to 3.25 in September, and 2.25 percent to 2.50 percent in July. The FOMC also announced it would continue to reduce holdings of Treasury securities and agency debt and agency MBS. These initiatives are consistent with FOMC’s commitment to return inflation to its 2.00 percent objective.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital as of September 30, 2022 and December 31, 2021 (dollars in millions). These items are discussed in more detail below.

			Change
	As of September 30, 2022	As of December 31, 2021	Amount	Percent
Total assets	$140,298	$78,746	$61,552	78.17
Total liabilities	133,848	74,151	59,697	80.51
Total capital	6,450	4,595	1,855	40.36

•Total assets increased primarily due to a $47.7 billion, or 104.9 percent, increase in total advances, and a $13.4 billion, or 42.0 percent, increase in total investments. Increased demand for liquidity from the Bank’s members was the primary driver of the increase in advance balances.

•Total liabilities increased primarily due to a $59.1 billion, or 82.4 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital increased primarily due to an increase in the Bank’s subclass B2 activity-based capital stock resulting from an increase in the total outstanding advances during the period.

Results of Operations

The following table presents the Bank’s significant income items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net interest income	$81	$64	$17	26.46	$220	$237	$(17)	(7.37)
Noninterest income	1	4	(3)	(74.79)	7	12	(5)	(42.03)
Noninterest expense	30	38	(8)	(21.43)	105	109	(4)	(3.94)
Affordable Housing Program assessment	5	3	2	72.36	12	14	(2)	(13.10)
Net income	$47	$27	$20	72.36	$110	$126	$(16)	(13.13)

For the third quarter of 2022, the increase in net income is primarily due to a $17 million increase in net interest income. The increase in net interest income is primarily due to an increase in advance balances, partially offset by an increase in interest rates which have impacted interest bearing-liabilities more than the increase in interest-earning assets. During the third quarter of 2022, average advance balances were $83.4 billion, compared to $46.4 billion for the third quarter of 2021.

For the first nine months of 2022, the decrease in net interest income and net income was significantly impacted by advance prepayments during the first nine months of 2021. During the first nine months of 2021 the Bank recorded $59 million of advance prepayment fees which increased net interest income and net income in 2021. Advance prepayment fees for the first nine months of 2022 were $2 million. After considering the impact of the decrease in advance prepayment fees, net interest income was favorably impacted by an increase in advance balances, partially offset by an increase in interest rates which impacted interest bearing-liabilities more than the increase in interest-earning assets. For the first nine months of 2022, average advance balances were $65.9 billion, compared to $48.7 billion for the first nine months of 2021.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Return on average equity (ROE)	3.06%	2.31%	0.75	2.73%	3.49%	(0.76)
ROE spread to average daily SOFR	0.91	2.26	(1.35)	1.74	3.45	(1.71)
Interest-rate spread	0.12	0.31	(0.19)	0.21	0.37	(0.16)

•The ROE spread to average daily SOFR for the third quarter and first nine months of 2022 was impacted by the explanations provided above related to changes in net interest income. Additionally, the average daily SOFR increased to 215 basis points for the third quarter of 2022 compared to five basis points for the third quarter of 2021. The average daily SOFR increased to 99 basis points for the first nine months of 2022 from four basis points for the first nine months of 2021.

Business Outlook

The factors impacting the Bank’s business outlook remain unchanged from the discussion in the Bank’s 2021 Form 10-K. External factors, including changes in interest rates, liquidity levels and loan demand at member institutions, the general state of the economy, financial sector merger activity, international conflicts and fiscal and monetary policies are expected to impact the Bank’s overall business outlook and advance demand. In addition to the latest interest rates increase in November 2022 (see Recent Market Conditions), other economic indicators of decreased liquidity resulting from the FOMC measures continue to be expected in the near future. Inflation may increase the Bank’s operational expenditures; lower market liquidity, however, may result in higher interest rates which point to an overall positive impact to the Bank’s business. The Banks business model is to maintain support for its members during lower market liquidity periods while remaining adequately capitalized. The Bank expects to continue to offer funding at favorable conditions to its members and also expects the increased demand for advances to continue.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2022		As of December 31, 2021		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$93,071	66.33	$45,415	57.67	$47,656	104.94
Investment securities	22,238	15.85	17,713	22.49	4,525	25.55
Other investments	22,934	16.35	14,108	17.92	8,826	62.55
Mortgage loans, net	124	0.09	149	0.19	(25)	(16.78)
Loan to another FHLBank	1,300	0.93	—	—	1,300	100.00
Other assets	631	0.45	1,361	1.73	(730)	(53.59)
Total assets	$140,298	100.00	$78,746	100.00	$61,552	78.17
Consolidated obligations, net:
Discount notes	$55,794	41.69	$25,506	34.40	$30,288	118.75
Bonds	74,994	56.03	46,186	62.29	28,808	62.37
Deposits	2,360	1.76	2,054	2.77	306	14.95
Other liabilities	700	0.52	405	0.54	295	72.90
Total liabilities	$133,848	100.00	$74,151	100.00	$59,697	80.51
Capital stock	$4,241	65.75	$2,383	51.85	$1,858	77.99
Retained earnings	2,260	35.04	2,228	48.49	32	1.43
Accumulated other comprehensive loss	(51)	(0.79)	(16)	(0.34)	(35)	226.51
Total capital	$6,450	100.00	$4,595	100.00	$1,855	40.36

Advances

Total advances increased by 104.9 percent as of September 30, 2022, compared to December 31, 2021, as a result of increased demand from the Bank’s members. A significant percentage of advances originated during the first nine months of 2022 were short-term advances.

As of September 30, 2022, 46.8 percent of the Bank’s advances were fixed-rate, compared to 78.1 percent as of December 31, 2021. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2022 and December 31, 2021, 33.6 percent and 59.6 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to SOFR and OIS. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2022		As of December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$49,941	53.23	$9,813	21.84
Fixed rate (1)	42,674	45.49	29,288	65.19
Convertible	846	0.90	5,307	11.81
Principal reducing credit	359	0.38	519	1.16
Total par value	$93,820	100.00	$44,927	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of September 30, 2022	As of December 31, 2021	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$2,604	$2,639	$(35)	(1.33)
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,250	1,450	(200)	(13.79)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	178	221	(43)	(19.42)
Government-sponsored enterprises residential	5,082	4,927	155	3.15
Government-sponsored enterprises commercial	13,123	8,475	4,648	54.84
Total mortgage-backed securities	18,383	13,623	4,760	34.94
Total held-to-maturity securities	19,634	15,074	4,560	30.25
Total investment securities	22,238	17,713	4,525	25.55
Interest-bearing deposits	1,264	688	576	83.55
Securities purchased under agreements to resell	11,000	7,000	4,000	57.14
Federal funds sold (1)	10,670	6,420	4,250	66.20
Total other investments	22,934	14,108	8,826	62.55
Total investments	$45,172	$31,821	$13,351	41.95
____________
(1) Federal funds sold includes $200 million to Truist Bank and $199 million to BankUnited, National Association, one of the Bank’s 10 largest borrowers as of September 30, 2022 and December 31, 2021, respectively.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of September 30, 2022 and December 31, 2021, as these investments amounted to 283 percent and 295 percent of the Bank’s regulatory capital, respectively. The increase in MBS as of September 30, 2022, compared to December 31, 2021, was due to an increase in regulatory capital which increased the Bank’s capacity to invest in MBS.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of September 30, 2022, compared to December 31, 2021, is primarily due to the need to fund increased advance demand.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2021 to September 30, 2022 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of September 30, 2022 and December 31, 2021. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2022	As of December 31, 2021
Florida	22.67	23.14
South Carolina	22.21	22.45
Virginia	11.31	10.92
Georgia	11.10	11.41
North Carolina	8.04	8.47
All other	24.67	23.61
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2021 to September 30, 2022 was primarily a result of an increase in advances outstanding and increased liquidity needs during the period. Consolidated obligation issuances financed 93.2 percent of the $140.3 billion in total assets as of September 30, 2022, a slight increase from the financing ratio of 91.0 percent as of December 31, 2021.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2022 and December 31, 2021, 90.8 percent and 83.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2022 and December 31, 2021. 33.4 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of September 30, 2022 and none of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2021.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 15, 2022 the Bank received notification from the Finance Agency that, based on June 30, 2022 data, the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of September 30, 2022, the Bank was in compliance with this ratio.

The Bank’s financial management policy is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.

Results of Operations

On September 28, 2022, Hurricane Ian made landfall near Cayo Costa in southwestern Florida. Hurricane Ian brought intense winds, heavy rainfall, and destructive storm surges as it made landfall and tracked inland. After crossing over the Florida peninsula, where it had weakened to a tropical storm, it strengthened again to hurricane status on September 30, 2022. Hurricane Ian made a second landfall near Georgetown, South Carolina bringing heavy rain, high winds, and flooding along the coastline. Hurricane Ian later dissipated over southern Virginia late on October 1, 2022.

The Bank has analyzed the potential impact that damage related to Hurricane Ian might have on the Bank’s advances, letters of credit, mortgage loans held for portfolio, and affordable housing programs. Based on its assessment, the Bank does not expect losses related to the hurricane, if any, to have a material impact to the Bank’s financial condition or results of operations.

The following is a discussion and analysis of the Bank’s results of operations for the third quarter and first nine months of 2022 and 2021.

Net Income

The following table presents the Bank’s significant income items (dollars in millions).

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net interest income	$81	$64	$17	26.46	$220	$237	$(17)	(7.37)
Noninterest income	1	4	(3)	(74.79)	7	12	(5)	(42.03)
Noninterest expense	30	38	(8)	(21.43)	105	109	(4)	(3.94)
Affordable Housing Program assessment	5	3	2	72.36	12	14	(2)	(13.10)
Net income	$47	$27	$20	72.36	$110	$126	$(16)	(13.13)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $31 million and $47 million for the third quarters of 2022 and 2021, respectively, and a decrease of $12 million and $182 million for the first nine months of September 30, 2022 and 2021, respectively.

For the third quarter of 2022, the increase in net income is primarily due to a $17 million increase in net interest income. The increase in net interest income is primarily due to an increase in advance balances, partially offset by an increase in interest rates which have impacted interest bearing-liabilities more than the increase in interest-earning assets. During the third quarter of 2022, average advance balances were $83.4 billion, compared to $46.4 billion for the third quarter of 2021.

For the first nine months of 2022, the decrease in net interest income and net income was significantly impacted by advance prepayments during the first nine months of 2021. During the first nine months of 2021 the Bank recorded $59 million of advance prepayment fees which increased net interest income and net income in 2021. Advance prepayment fees for the first nine months of 2022 were $2 million. After considering the impact of the decrease in advance prepayment fees, net interest income was favorably impacted by an increase in advance balances, partially offset by an increase in interest rates which impacted interest bearing-liabilities more than the increase in interest-earning assets. For the first nine months of 2022, average advance balances were $65.9 billion, compared to $48.7 billion for the first nine months of 2021.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter of 2022 and 2021 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net (losses) gains on derivatives.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 12 basis points and 21 basis points for the third quarter and first nine months of 2022, respectively, compared to 31 basis points and 37 basis points for the same periods in 2021. The decrease in the Bank’s interest rate spread for the third quarter and first nine months of 2022, compared to the same periods in 2021, was primarily due to the changes in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets. The change in the interest rate spread for the first nine months of 2022, compared to the same periods in 2021, was also impacted by the decrease in advance prepayment fees.

	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,184	$18	2.30	$1,350	$—	0.12
Securities purchased under agreements to resell	10,085	55	2.17	2,061	—	0.09
Federal funds sold	9,223	52	2.22	10,800	2	0.08
Investment securities (2)	20,081	105	2.08	18,088	29	0.64
Advances (3)	83,380	488	2.32	46,443	73	0.62
Mortgage loans (4)	127	2	5.03	169	3	5.29
Loans to other FHLBanks	14	—	0.62	—	—	0.08
Total interest-earning assets	126,094	720	2.26	78,911	107	0.54
Allowance for credit losses on mortgage loans	—			(1)
Other assets	630			1,218
Total assets	$126,724			$80,128
Liabilities and Capital
Interest-bearing deposits (5)	$2,043	11	2.12	$2,578	—	0.01
Consolidated obligations, net:
Discount notes	55,489	283	2.03	23,518	2	0.04
Bonds	60,981	345	2.24	48,808	41	0.33
Other borrowings	—	—	4.29	—	—	2.74
Total interest-bearing liabilities	118,513	639	2.14	74,904	43	0.23
Other liabilities	2,162			577
Total capital	6,049			4,647
Total liabilities and capital	$126,724			$80,128
Net interest income and net yield on interest-earning assets		$81	0.26		$64	0.32
Interest-rate spread			0.12			0.31
Average interest-earning assets to interest-bearing liabilities			106.40			105.35
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances that were not material and $12 million for the third quarter of 2022 and 2021, respectively.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,500	$24	1.31	$1,558	$1	0.12
Securities purchased under agreements to resell	6,679	72	1.44	4,333	2	0.07
Federal funds sold	9,925	74	0.99	9,670	5	0.08
Investment securities (2)	18,500	179	1.29	18,905	95	0.67
Advances (3)	65,909	723	1.47	48,732	256	0.70
Mortgage loans (4)	135	5	5.13	188	8	5.35
Loans to other FHLBanks	17	—	0.81	3	—	0.07
Total interest-earning assets	103,665	1,077	1.39	83,389	367	0.59
Allowance for credit losses on mortgage loans	—			(1)
Other assets	795			1,162
Total assets	$104,460			$84,550
Liabilities and Capital
Interest-bearing deposits (5)	$2,079	14	0.93	$2,503	—	—
Consolidated obligations, net:
Discount notes	41,921	370	1.18	23,048	9	0.05
Bonds	53,440	473	1.18	53,517	121	0.30
Other borrowings	16	—	0.89	—	—	2.08
Total interest-bearing liabilities	97,456	857	1.18	79,068	130	0.22
Other liabilities	1,622			645
Total capital	5,382			4,837
Total liabilities and capital	$104,460			$84,550
Net interest income and net yield on interest-earning assets		$220	0.28		$237	0.38
Interest-rate spread			0.21			0.37
Average interest-earning assets to interest-bearing liabilities			106.37			105.47
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances that were $2 million and $59 million for the first nine months of 2022 and 2021, respectively.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the third quarter and first nine months of 2022, compared to the same periods in 2021, were due to changes in both average balances and interest rates.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Volume (1)	Rate (1)	Net Change	Volume (1)	Rate (1)	Net Change
Change in interest income:
Interest-bearing deposits	$1	$17	$18	$1	$22	$23
Securities purchased under agreements to resell	8	47	55	2	68	70
Federal funds sold	—	50	50	—	69	69
Investment securities	3	73	76	(2)	86	84
Advances	94	321	415	114	353	467
Mortgage loans	(1)	—	(1)	(2)	(1)	(3)
Total	105	508	613	113	597	710
Change in interest expense:
Interest-bearing deposits	—	11	11	—	14	14
Consolidated obligations, net:
Discount notes	8	273	281	13	348	361
Bonds	12	292	304	—	352	352
Total	20	576	596	13	714	727
Change in net interest income	$85	$(68)	$17	$100	$(117)	$(17)
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$14	$—	$—	$14
Net changes in fair value hedges	(6)	(6)	—	(12)
Net interest settlements on derivatives (1)	10	(70)	(11)	(71)
Other (2)	38	—	—	38
Total effect on net interest income	$56	$(76)	$(11)	$(31)
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
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Nine Months Ended September 30, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$(184)	$—	$—	$—	$(184)
Net changes in fair value hedges	211	8	1	—	220
Net interest settlements on derivatives (1)	(73)	22	1	—	(50)
Other (2)	2	—	—	—	2
Total effect on net interest income	$(44)	$30	$2	$—	$(12)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$—	$—	$1	$1
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net losses on trading securities	$—	$—	$—	—	$—	$(1)	$1	100.00
Net (losses) gains on derivatives	(1)	—	(1)	*	—	1	(1)	(62.47)
Standby letters of credit fees	2	2	—	(21.84)	5	9	(4)	(43.52)
Gain on litigation settlements, net	—	—	—	*	4	—	4	*
Other	—	2	(2)	(104.56)	(2)	3	(5)	(199.65)
Total noninterest income	$1	$4	$(3)	(74.79)	$7	$12	$(5)	(42.03)
____________
* Not meaningful.

During the first quarter of 2022, the Bank received a $4 million net settlement related to certain investments in London Interbank Offered Rate (LIBOR)-based financial instruments claim.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

During the second quarter of 2022 the Bank made a $5 million voluntary non-statutory contribution to its Affordable Housing Program over and above the AHP assessment.

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Statements of Condition (at period end)
Total assets	$140,298	$118,191	$84,450	$78,746	$77,508
Advances	93,071	72,320	51,538	45,415	43,779
Investments (1)	45,172	43,861	31,405	31,821	30,979
Mortgage loans held for portfolio, net	124	131	139	149	162
Loan to another FHLBank	1,300	500	—	—	—
Interest-bearing deposits	2,360	2,225	2,158	2,054	2,308
Consolidated obligations, net:
Discount notes (2)	55,794	51,749	27,228	25,506	22,796
Bonds (2)	74,994	57,498	49,407	46,186	47,609
Total consolidated obligations, net (2)	130,788	109,247	76,635	71,692	70,405
Affordable Housing Program payable	59	60	60	61	68
Capital stock - putable	4,241	3,442	2,656	2,383	2,332
Retained earnings	2,260	2,246	2,242	2,228	2,244
Accumulated other comprehensive loss	(51)	(46)	(39)	(16)	(6)
Total capital	6,450	5,642	4,859	4,595	4,570
Statements of Income (for the period ended)
Net interest income	81	71	68	44	64
Net (losses) gains on derivatives	(1)	—	1	—	—
Standby letters of credit fees	2	1	2	2	2
Other (expense) income (3)	—	(1)	3	1	2
Noninterest expense	30	41	34	40	38
Income before assessment	52	30	40	8	30
Affordable Housing Program assessment	5	3	4	1	3
Net income	47	27	36	7	27
Performance Ratios (%)
Return on equity (4)	3.06	1.96	3.19	0.58	2.31
Return on assets (5)	0.15	0.10	0.18	0.03	0.13
Net interest margin (6)	0.26	0.27	0.35	0.22	0.32
Regulatory capital ratio (at period end) (7)	4.63	4.81	5.80	5.86	5.90
Equity to assets ratio (8)	4.77	5.16	5.75	5.79	5.80
Dividend payout ratio (9)	71.22	84.19	60.82	333.49	84.86

____________
(1) Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as available-for-sale and held-to-maturity.
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2022	$898,285
June 30, 2022	771,366
March 31, 2022	621,599
December 31, 2021	580,909
September 30, 2021	570,985
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
The Bank’s short-term funding is generally driven by member advance demand and is achieved through the issuance of consolidated discount notes and short-term consolidated bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of recent SEC money market fund reform, have often sought the Bank’s short-term debt as an asset of choice.
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first nine months of 2022.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first nine months of 2022.
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

The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first nine months of 2022.
Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$1,329	$647
Investing activities	(65,487)	13,302
Financing activities	63,348	(14,775)
Net change in cash and due from banks	$(810)	$(826)

Two primary drivers that can impact net operating cash flows are fluctuations in net income and net change in derivatives and hedging activities. The Bank recorded a net positive change of $987 million in derivative and hedging activities for the first nine months of 2022 compared to a net positive change of $495 million in derivative and hedging activities for the same period in 2021. The change in derivative and hedging activities was driven by the change in interest rates.
Net cash provided by investing activities fluctuate primarily based on advances and investing activities. The Bank originated $248.7 billion of advances and collected $199.7 billion of advances principal for the first nine months of 2022 compared to $57.8 billion and $65.4 billion, respectively, for the same period in 2021. The Bank purchased investment securities of $7.3 billion and received proceeds from principal collected of $2.8 billion for the first nine months of 2022 compared to $1.6 billion and $6.4 billion, respectively, for the same period in 2021. For the first nine months of 2022, the Bank recorded a net change of negative $10.8 billion related to liquid investments compared to a net change of positive $846 million for the same period in 2021.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations. The Bank issued $704.8 billion in consolidated obligations and paid $643.5 billion for maturing and retiring consolidated obligations for the first nine months of 2022, compared to $461.6 billion and $475.9 billion, respectively, for the same period in 2021.

Anticipated Cash Expenditures

As of September 30, 2022, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:
•the Bank’s joint and several liability for all FHLBank consolidated obligations; and
•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2022 and December 31, 2021, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the FHLBanks had $1,031.9 billion in aggregate par value of consolidated obligations issued and outstanding, $133.6 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of September 30, 2022.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022 the SEC published amendments to Financial Industries Regulatory Authority (FINRA) FINRA Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, the Bank may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

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

The Bank has LIBOR exposure related to advances, investment securities, consolidated obligation bonds, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of September 30, 2022 and December 31, 2021, respectively, is set forth below (in millions).

	As of September 30, 2022
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$—	$5	$5	$10
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	50	—	465	515
Mortgage-backed securities	—	13	8,846	8,859
Total investment securities	50	13	9,311	9,374
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	94	282	2,587	2,963
Uncleared	14	22	96	132
Total interest-rate swaps	108	304	2,683	3,095
Total principal/notional amount	$158	$322	$11,999	$12,479

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$—	$71	$50	$121
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

	As of December 31, 2021
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$56	$5	$830	$891
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	435	—	465	900
Mortgage-backed securities	—	23	10,994	11,017
Total investment securities	435	23	11,459	11,917
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	561	338	3,332	4,231
Uncleared	88	23	2,512	2,623
Total interest-rate swaps	649	361	5,844	6,854
Total principal/notional amount	$1,140	$389	$18,133	$19,662

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$142	$71	$50	$263
Uncleared	28	—	—	28
Total notional amount interest-rate swaps	$170	$71	$50	$291
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure as of September 30, 2022 and December 31, 2021. The following table presents the notional amount of caps and floors with LIBOR exposure as of September 30, 2022 and December 31, 2021 (in millions).

	As of September 30, 2022	As of December 31, 2021
Terminates after June 30, 2023 (1)	$4,000	$4,000
____________
(1) The estimated net fair value of these interest-rate caps and floors was not material as of September 30, 2022 and December 31, 2021.

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
The Bank determines credit risk ratings for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from 101 to 104 by utilizing an internal model (101 being the least amount of credit risk and 104 the greatest amount of credit risk). The Bank assigns each borrower that is an insurance company a credit risk rating from 101 to 104 by utilizing an external model. The Bank assigns each borrower that is not an insured depository institution or an insurance company (including housing associates, community development financial institutions, and corporate credit unions) a credit risk rating from 101 to 104 based on an internal risk matrix developed for each entity type.
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

	As of September 30, 2022		As of December 31, 2021
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	253	$87,986	243	$42,946
102	37	5,468	20	1,774
103	2	23	2	150
104	3	343	2	57
Unrated	—	—	1	—
Total	295	$93,820	268	$44,927
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of September 30, 2022, and their total outstanding advance and standby letters of credit balance was $16.6 billion and 901 million, respectively, as of September 30, 2022.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2022 and December 31, 2021. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2022	$93,820	$335,538	65.91	12.93	21.16
As of December 31, 2021	44,927	299,844	63.09	12.52	24.39
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2022 and December 31, 2021.

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

Finance Agency regulations do not permit the Bank to rely exclusively on Nationally Recognized Statistical Rating Organization ( NRSRO) ratings with respect to its investments. The Bank is required to make a determination of whether a security is of investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In addition to the Bank’s RMP and regulatory requirements, the Bank may limit or suspend overnight and term trading. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall investment opportunities.

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

	As of September 30, 2022
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,090	$—	$—	$1,090
Canada	3,050	—	—	3,050
Finland	475	—	—	475
France	400	—	—	400
Germany	2,035	—	—	2,035
Netherlands	995	—	—	995
Sweden	555	—	—	555
United States of America	2,070	1,264	30	3,364
Total	$10,670	$1,264	$30	$11,964
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $11.9 billion as of September 30, 2022 from $7.1 billion as of December 31, 2021. As of September 30, 2022, Royal Bank of Canada had 10.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties. As of September 30, 2022, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of September 30, 2022 (in millions), based on their credit ratings as of September 30, 2022. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of September 30, 2022
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	Unrated	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,200	$—	$—	50	$1,250
U.S. Treasury obligations	—	2,604	—	—	—	2,604
State or local housing agency debt obligations	—	1	—	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	178	—	—	—	178
Government-sponsored enterprises residential	—	5,082	—	—	—	5,082
Government-sponsored enterprises commercial	545	12,578	—	—	—	13,123
Total mortgage-backed securities	545	17,838	—	—	—	18,383
Total investment securities	545	21,643	—	—	50	22,238
Other investments:
Interest-bearing deposits	—	3	1,212	49	—	1,264
Securities purchased under agreements to resell	—	11,000	—	—	—	11,000
Federal funds sold	—	2,675	7,375	620	—	10,670
Total other investments	—	13,678	8,587	669	—	22,934
Total investments	$545	$35,321	$8,587	$669	$50	$45,172

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. For securities that carry an implicit or explicit government guarantee, the Bank considers the risk of nonpayment to be zero. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2022 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S., government-sponsored enterprises, or other agency obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of September 30, 2022.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of September 30, 2022. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of September 30, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$2,559	$1	$(1)	$—
Triple-B	10	—	—	—
Cleared derivatives	33,340	29	243	272
Liability positions with credit exposure:
Single-A	160	(1)	1	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	36,069	29	243	272
Member institutions (1)	11	—	—	—
Total	$36,080	$29	$243	$272
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
The allowance for credit losses on mortgage loans was not material as of September 30, 2022 and December 31, 2021.

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

			As of September 30, 2022	As of December 31, 2021
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$2,622	$1,909
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	12,036	18,420
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	373	742
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	8
		Total	15,031	21,079
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	1,770	788
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	41,487	24,473
		Total	43,257	25,261
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	18,511	—
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	23	24
Total notional amount			$80,862	$50,404

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2022			As of December 31, 2021
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.18	0.19	0.21	0.53	0.37	0.39
Liabilities	0.19	0.16	0.14	0.28	0.36	0.27
Equity	(0.03)	0.80	1.66	4.17	0.54	2.38
Effective duration gap	(0.01)	0.03	0.07	0.25	0.01	0.12
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2022			As of December 31, 2021
	Down 200 Basis Points (1)	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$139,958	$139,461	$138,912	$78,898	$78,173	$77,600
Liabilities	133,696	133,235	132,842	73,794	73,541	73,097
Equity	6,262	6,226	6,070	5,104	4,632	4,503
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

As of September 30, 2022, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2022, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	November 4, 2022	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	November 4, 2022	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer