Form 10-K
period 2022-12-31
Federal Home Loan Bank of Atlanta
filed 2023-03-10
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2022, the aggregate par value of the stock held by current and former members of the registrant was $3,442,243,700. As of February 28, 2023, 56,846,339 total shares were outstanding, including mandatorily redeemable capital stock.

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

•forward-looking accounting and financial statement effects; and

• other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

Actual results may differ from forward-looking statements for many reasons including, but not limited to:

•future economic and market conditions, including, for example, inflation and deflation, the timing and volume of market activity; general consumer confidence and spending habits; the strength of local economies in which the Bank or its members conducts its business; housing prices, employment rates, and interest-rate changes that affect the housing markets;

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

•the risk of changes in market interest rates and in interest-rate on the Bank’s sensitive assets and liabilities;

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

PART I

Item 1. Business.

Overview

General. The Bank is a federally chartered corporation that was organized in 1932 and is one of 11 district FHLBanks. The FHLBanks, along with the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (GSEs) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia. The Bank is supervised and regulated by the Finance Agency, an independent federal agency in the executive branch of the U.S. government.

Cooperative. The Bank is a cooperative owned by member institutions that are required to meet certain eligibility criteria and purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) with principal place of business located in the Bank’s defined geographic district and engaged in residential housing finance can be eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 797 financial institutions, comprised of 433 commercial banks, 240 credit unions, 52 savings institutions, 59 insurance companies, and 13 CDFIs as of December 31, 2022.

Business Model. As a cooperative, the Bank’s customers are also its owners. The Bank strategically focuses on positioning itself with its membership in a number of ways to enhance their total value in the cooperative by providing readily available, competitively priced funding, a potential return on investments, support for community investment activities, and other credit and noncredit products and services, including education opportunities on a range of topics to its member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community developments. The Bank primarily supports this mission by offering collateralized loans, known as advances, to its members.

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

Based on the applicable regulation, the mission of the Bank is to provide to their members and housing associates financial products and services, including but not limited to advances, that assist and enhance such members' and housing associates' financing of: (1) housing, including single-family and multi-family housing serving consumers at all income levels; and (2) community lending. As part of their mission, the FHLBanks serve as a reliable source of liquidity to their members throughout the economic cycle. The Finance Agency issued an Advisory Bulletin providing further guidance on FHLBank core mission achievement. The Advisory Bulletin provides that when developing its strategic business plan with respect to core mission, FHLBanks should consider the guidelines established in the Advisory Bulletin. Pursuant to the Advisory Bulletin, the Finance Agency will assess each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which include advances and acquired member assets, to consolidated obligations. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations and framework for each FHLBank’s strategic plan:

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

The Bank’s core mission activities primarily include the issuance of advances. The Bank’s core mission asset ratio was 72.2 percent and 63.3 percent as of December 31, 2022 and 2021, respectively.

The Bank’s mission activities also include the Bank’s Affordable Housing Program (AHP) which provides low to no cost funding to finance rental and for-sale housing for very low-, low-, and moderate-income households. Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The AHP program will be discussed in more detail in Item 1. Business—Community Investment Services.

Under the FHLBank Act, the Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. It does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

For additional information regarding the Bank’s financial condition, changes in financial condition, and results of operations, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products and Services

The Bank’s products and services include the following:

•Credit Products;

•Community Investment Services; and

•Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $109.6 billion and $45.4 billion as of December 31, 2022 and 2021, respectively, and advances represented 72.3 percent and 57.7 percent of total assets as of December 31, 2022 and 2021, respectively. Advances generated 69.6 percent, 68.3 percent, and 68.1 percent of total interest income for the years ended December 31, 2022, 2021, and 2020, respectively.

Advances serve as a funding source for the Bank’s members for a variety of conforming and nonconforming mortgages. Thus, advances support housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

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

Pursuant to statutory and regulatory requirements, the Bank may only make long-term advances to community financial institutions for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which may include small business loans, small farm loans, small agribusiness loans, and community development loans, as defined by the applicable regulation. The Bank’s management indirectly monitors the purpose for which members use advances through limitations on eligible collateral as described below.
Eligible collateral is defined by the FHLBank Act, Finance Agency regulations, and the Bank’s credit and collateral policy. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower, thereby obtaining a security interest in eligible collateral to secure an advance prior to the time that the Bank originates or renews an advance. The Bank also perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank may also require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law. Most members provide the Bank with a blanket lien covering substantially all of the member’s real estate-related assets and their consent for the Bank to file a financing statement evidencing the blanket lien. The Bank requires delivery of cash and securities pledged to the Bank as collateral. Delivery of loan collateral is also required when pledged by insurance companies, CDFIs, and housing associates. For most bank and credit union members, delivery of loan collateral is not required.

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

•Callable SOFR Floater. This is an advance that provides intermediate funding at a variable rate, tied to Secured Overnight Financing Rate (SOFR) with the option to repay the advance on specified dates with no prepayment fee. The call option may be Bermudan (quarterly) or European (one-time). The interest rate resets at periodic intervals, so pricing adjusts automatically to changing market conditions. Members can choose the advance term and rate reset period.

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

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 6—Advances to the Bank’s 2022 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$60,144	54.52	$9,813	21.84
Fixed rate (1)	48,533	44.00	29,288	65.19
Convertible	1,266	1.15	5,307	11.81
Principal reducing credit	366	0.33	519	1.16
Total par value	$110,309	100.00	$44,927	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2022
Institution	State of Membership	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Truist Bank	North Carolina	$29,702	26.93	4.54
TIAA, FSB	Florida	9,160	8.30	4.40
Bank of America, National Association	North Carolina	8,255	7.48	4.51
BankUnited, National Association	Florida	5,420	4.91	4.32
Navy Federal Credit Union	Virginia	4,565	4.14	4.09
First-Citizens Bank & Trust Company	North Carolina	4,250	3.85	4.39
Brighthouse Life Insurance Company	North Carolina	3,900	3.54	3.42
Synovus Bank	Georgia	3,875	3.51	4.62
Pentagon Federal Credit Union	Virginia	3,823	3.47	4.56
City National Bank of Florida	Florida	2,525	2.29	4.30
Subtotal (10 largest borrowers)		75,475	68.42	4.41
Subtotal (all other borrowers)		34,834	31.58	3.76
Total par value		$110,309	100.00	4.20
 ____________
(1) The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and collateral valuation methodology as it relates to its advance activity is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Advances.

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to 10 years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as they are for advances.

The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $9.0 billion and $7.7 billion of outstanding standby letters of credit as of December 31, 2022 and 2021, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2022
Institution	State of Membership	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Truist Bank	North Carolina	$29,702	24.89
TIAA, FSB	Florida	9,160	7.67
Bank of America, National Association	North Carolina	9,124	7.64
BankUnited, National Association	Florida	6,020	5.04
First-Citizens Bank & Trust Company	North Carolina	5,700	4.78
Pentagon Federal Credit Union	Virginia	4,786	4.01
Navy Federal Credit Union	Virginia	4,567	3.83
Synovus Bank	Georgia	3,919	3.28
Brighthouse Life Insurance Company	North Carolina	3,900	3.27
City National Bank of Florida	Florida	3,108	2.60
Subtotal (10 largest borrowers)		79,986	67.01
Subtotal (all other borrowers)		39,369	32.99
Total advances par value and standby letters of credit		$119,355	100.00

Community Investment Services

The Bank’s AHP provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income households. The Bank offers the AHP General Fund and AHP Homeownership Set-aside programs. Additionally, the Community Investment Cash Advance (CICA) program is offered to members in the form of a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. A description of each program is as follows:

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

•the CICA program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods; and

•the Heirs’ Property Prevention and Resolution Voluntary Grant program is available to organizations that presented pilot initiatives during the 2021 Funders’ Forum. Those organizations may apply for up to $100,000 to fund pilot programs designed to prevent and resolve issues of heirs’ property which is a barrier to the accumulation of generational wealth, leads to neighborhood blight, and is a pervasive issue that disproportionately impacts racial and ethnic minority, low-wealth, and distressed urban and rural communities. In May 2022, the Bank's board of directors approved the Heirs' Property Prevention and Resolution Voluntary Grant program, allocating $1 million to be available for organizations that submitted pilot initiatives during 2021 “Heirs’ Property Prevention and Resolution Funders’ Forum” (Funders’ Forum).

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2022, 2021, and 2020. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $21 million, $15 million, and $28 million for the years ended December 31, 2022, 2021, and 2020, respectively. In 2022, the Bank made a $5 million voluntary non-statutory contribution to its AHP.

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

One of the Bank’s PFIs under the traditional MPF products, Truist Bank, was among the Bank’s top 10 borrowers as of December 31, 2022.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank had greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2022.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2022, the Bank’s investment securities consist of MBS issued by GSEs or U.S. government agencies; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The investment securities portfolio generally provides the Bank with higher returns than those available in other permissible investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. Treasury obligations, U.S. agency, and GSE securities were 61.9 percent and 55.7 percent of the Bank’s total investments as of December 31, 2022 and 2021, respectively, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 30.1 percent, 29.5 percent, and 30.9 percent of total interest income for the years ended December 31, 2022, 2021, and 2020, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS balance did not include any investments that were issued by the Bank’s members or an affiliate of a member as of December 31, 2022 and 2021.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are discussed in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.
Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. Regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. For discussion regarding the Bank’s compliance with this regulatory requirement, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.
The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

Funding Sources

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.8 billion and $2.1 billion as of December 31, 2022 and 2021, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $115.9 billion and $39.4 billion as of December 31, 2022 and 2021, respectively.

Consolidated Obligations

Consolidated obligations, consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. does not guarantee the consolidated obligations. The Office of Finance has responsibility for facilitating and executing the issuance of consolidated obligations for all the FHLBanks. It also services all outstanding debt. The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf); however, the Bank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. Pursuant to other arrangements to which the Bank is bound by, an FHLBank may also be required to make payment of principal or interest payments due on any consolidated obligation of any other FHLBank upon failure of such FHLBank to meet an obligation. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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
•secured advances;

•mortgages that have any guaranty, insurance, or commitment from the U.S. or any agency of the U.S.; and

•investments described in Section 16(a) of the FHLBank Act which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

The Bank was in compliance with this Finance Agency regulation as of December 31, 2022 and 2021.

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

As of December 31, 2022, the membership stock requirement was 0.05 percent (five basis points) of the member’s total assets, subject to a cap of $15 million.

As of December 31, 2022, the activity-based stock requirement was the sum of the following:

•4.25 percent of the member’s outstanding par value of advances;

•8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004; and

•0.10 percent (ten basis points) of members’ outstanding standby letters of credit.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), which was set at zero as of December 31, 2022. Since the Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding, the targeted debt or equity investment stock requirement was inapplicable as of December 31, 2022.

Although applicable regulations allow the Bank to issue Class A stock, Class B stock, or both in any combination, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5. Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 10—Capital to the Bank’s 2022 audited financial statements.

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

The total notional amount of the Bank’s outstanding derivatives was $81.7 billion and $50.4 billion as of December 31, 2022 and 2021, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank’s members, such as demand deposits, brokered deposits, and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include the U.S. government, investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Larger members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a number of factors, including market conditions, member liquidity levels, members’ creditworthiness, and availability of collateral.

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

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. In addition, the Bank must submit monthly financial information on the condition and results of operations of the Bank to the Finance Agency. The Bank is also subject to regulation by the SEC, the Financial Crimes Enforcement Network, and the Commodity Futures Trading Commission.

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

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in

question. The Comptroller General also may conduct his or her own audit of any financial statements of the Bank. The Bank was not reviewed or audited by the Comptroller General in 2022.

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

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2022, the Bank had 316 full-time and 3 part-time employees. As of December 31, 2022, approximately 45.8 percent of the Bank’s workforce is female, 54.2 percent male, 50.2 percent non-minority and 49.8 percent minority. The Bank’s workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2022, the average tenure of the Bank’s employees was 10.3 years. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards

The Bank seeks to attract, develop, engage, and retain a diverse group of talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank’s Employer of Choice strategy is supported by sponsoring a combination, of compensation of talent management, benefits and employee wellness programs. Specifically, the Bank’s programs include:

•Cash based compensation – base salary, performance based incentives, service awards, and spot bonus program;

•Benefits – retirement plan benefits, health insurance coverage, flexible spending accounts, life and accidental death and dismemberment insurance, supplemental life insurance, and disability insurance;

•Learning and development programs –internal and external programs focused on coaching and leadership development, skills development, diversity, equity and inclusion-based learning, an educational assistance program and professional certification assistance;

•Culture and Community Support – internal groups with various opportunities for participation, communication, sharing, learning, community and cultural and inclusion initiatives, community involvement including a charitable contribution matching program and volunteer hours;

•Succession planning – the Bank’s board of directors and leadership actively engage in succession planning, with defined plans for executive level positions and positions reporting directly to department leaders, as well as identified critical roles;

•Work/Life balance – time away from work including time off for vacation, sick, personal, holidays, voting, jury duty and bereavement, parental and military leave and flexible work arrangements including a hybrid work model, reduced workweek and flexible schedules; and

•Wellness – onsite fitness center, employee assistance program, health coaching and interactive financial, physical and mental well-being education opportunities.

The Bank’s Performance Management program provides a framework for managing and developing employee performance including accomplishment of individual and team objectives within the Bank’s incentive compensation program. Annual ratings are based on established competencies and a consistent rating scale. The use of both a qualitative and quantitative rating scale allow managers to align pay and discuss performance and development.

Diversity, Equity, and Inclusion Program

Diversity, equity and inclusion (DE&I) is a strategic business priority for the Bank. The Bank’s DE&I officer is a member of the senior management team, reports to the President and Chief Executive Officer and serves as a liaison to the board of directors. The Bank recognizes that diversity increases capacity for innovation and creativity and that equity and inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts. The Bank operationalizes its commitment through the development and execution of a three-year diversity, equity and inclusion strategic plan that includes quantifiable metrics to measure its success. The board and management monitor the Bank’s performance against the strategic plan goals via regular reporting. The Bank offers a range of opportunities for its employees to connect, and grow personally and professionally through its DE&I council and event planning groups. The Bank considers learning an important component of its DE&I strategy and regularly offers educational opportunities to its employees and evaluates inclusive behaviors as part of the Bank’s annual performance management and succession planning process. The Bank also incorporates DE&I as a key component of its incentive plan framework to help organizational focus and accountability.

Environmental, Social, and Governance

The Bank is committed to implementing a governance and risk management framework for the Bank’s environmental, social, and governance (ESG) program that includes development of processes and reporting mechanisms needed to identify risks and opportunities and take measurable action on climate risk and other ESG issues impacting the Bank, its members, stakeholders, and communities. The Bank recognizes that measuring and reporting its impact on environmental and social concerns, as well as the effectiveness of its governance structure, are conducive to the Bank’s short- and long-term success and expects to focus on diversity, equity and inclusion, affordable housing, community and economic development and strong corporate governance through its ESG program. The Bank’s ESG working group created in late 2021 made progress in identifying and understanding key ESG issues, developing the Bank’s governance structure at the board and management levels, and creating a high-level ESG strategy for the organization. In 2023, the Bank will continue to advance its ESG program and the ESG working group was converted into an ESG management committee. The ESG committee is composed of representatives from various areas of the Bank and will focus on further developing the strategy, governance, and a risk management framework for the Bank’s ESG program, which will include processes and reporting mechanisms to identify risks and opportunities, especially in the Bank’s areas of focus.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2022, 2021, and 2020. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $21 million, $15 million, and $28 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Item 1A. Risk Factors.

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. These risks should be read in conjunction with the other information included in this Report, including, without limitation, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and Supplemental Data, and “Special Cautionary Notice Regarding Forward-looking Statements.” The risks described below, if realized, could negatively impact the Bank’s business operations, financial condition, and future results of operations and, among other things, could result in the Bank’s inability to pay dividends on, and/or repurchase or redeem, its capital stock.

Business and Regulatory Risk

The COVID-19 pandemic has had a significant impact around the world, prompting federal, state, and local governments and businesses to take unprecedented measures in response. These developments could increase certain risks faced by the Bank and adversely affect the Bank’s results of operations and financial condition.
The COVID-19 pandemic, along with the governmental and public action in response to the pandemic, have created uncertainty and disruptions in the overall economic environment. Government and Federal Reserve Board’s measures aiming at increasing market liquidity contributed to a significant decrease in advance demand from Bank’s members during the initial years of the pandemic. More recently, supply chain disruptions caused by lockdowns and changing consumer behaviors related to the pandemic have contributed to an inflationary environment in the United States, creating market uncertainty regarding the Federal Reserve’s actions and the future state of the economy. The Bank continues to monitor the impact of these increased risks and take appropriate actions.

The Bank is subject to a complex body of laws and regulations, which could change or be applied in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency or other financial services regulators could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business. For example, from time to time, there have been several legislative efforts and policy proposals regarding reform of the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. If implemented, these plans may also directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. In addition, certain regulations affecting the Bank’s members could impact the extent to which they can engage in business with the Bank.

Changes or inconsistency in statutory or regulatory requirements, or their application, could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance; a change in membership or permissible business activities; additional liquidity and capital requirements (including whether a member meets required tangible capital levels to access advances); a decrease in the size, scope, or nature of the FHLBanks’ lending or investment activities, any of which could negatively impact the Bank’s financial condition and results of operations.

In 2022, the Finance Agency initiated a comprehensive review of the FHLBank System. This review is expected to culminate with a written report from the Finance Agency. Such report may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

The Bank cannot predict what regulations will be issued or revised, or which legislation will be enacted or repealed, and nor the effect of any such regulations or legislation on the Bank’s business operations and/or financial condition. Legislative, regulatory, or other changes could result in, for example, an increase in the Bank's cost of funding, a change in permissible business activities, changes in membership, limitations on advances made to members, an increase in the mandatory contribution to affordable housing or community development programs, or a decrease in the size, scope, or nature of the Bank's lending, investment, or mortgage-financing activities, any of which could adversely impact our financial condition and results of operations.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

The Bank operates in a highly competitive environment. Advances are the Bank’s primary product offering and represented 72.3 percent of the Bank’s total assets for the year ended December 31, 2022. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank’s largest borrower as of December 31, 2022, was Truist Bank, which accounted for $29.7 billion, or 26.9 percent of the Bank’s total advances then outstanding. In addition, as of December 31, 2022, 10 of the Bank’s member institutions (which includes Truist Bank) collectively accounted for $75.5 billion, or 68.4 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, including among the Bank’s members. If one or more of the Bank’s largest borrowers ceased membership, or if the Bank were to experience a decrease in the amount of business with one or more of its largest borrowers, whether as the result of a merger or other transaction, or as a result of market conditions, competition or otherwise, the Bank’s financial condition and results of operations could be negatively affected.

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
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. Additionally, Finance Agency increased liquidity requirements to enable the Bank to provide advances and fund letters of credit for members during a sustained capital markets disruption and which therefore may require the Bank to hold an increased amount of liquid assets, which could hinder the Bank’s ability to meet its core mission asset ratio, and could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income.

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

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s unrestricted retained earnings and current net earnings. The Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to compliance with statutory and regulatory liquidity and capital requirements. The Bank’s financial management policy addresses regulatory guidance issued to all FHLBanks regarding retained earnings. It requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. The Bank’s capital plan addresses minimum regulatory capital requirements. Events such as changes in interest rates, collateral value, credit quality of members, changes to regulatory capital requirements, and any future credit losses, may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends, suspend dividends altogether, or limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings or regulatory capital requirements. These actions could cause a reduction in members’ demand for advances, or make it difficult for the Bank to retain existing members or to attract new members.

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

The Bank is jointly and severally liable for payment of principal and interest on the consolidated obligations issued by the other FHLBanks and for jointly maintaining a minimum aggregate amount of AHP contributions

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance.

Pursuant to Finance Agency regulation, an FHLBank may be required to make principal or interest payments due on any consolidated obligation, of another FHLBank, at any time. Pursuant to other arrangements to which the Bank is bound by, an FHLBank may be required to make payment of principal or interest payments due on any consolidated obligation of any other FHLBank upon failure of such FHLBank to meet an obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their obligations, which could negatively impact the Bank’s financial condition and results of operations.

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

As of December 31, 2022, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All ratings are with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States. More recently, increased concerns on the potential failure by the U.S. to address its statutory debt ceiling in a timely manner and continued

uncertainty relating to the debt limit, have increased the possibility of potential credit-rating downgrades to the U.S. sovereign credit.

These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Negative ratings actions or negative guidance for the Bank, including as a consequence of U.S. debt levels, the U.S. fiscal budget process, and other uncertainties may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations or other financial instruments on acceptable terms, trigger additional collateral requirements under the Bank’s derivative contracts, and reduce the attractiveness of the Bank’s standby letters of credit. This could have a negative impact on the Bank’s financial condition and results of operations, including the Bank’s ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

An economic downturn could adversely affect the Bank’s profitability and financial condition.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region (including on a state or local level) could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments, and mortgage loans held in portfolio. Moreover, adverse trends in employment levels, high inflation rates during a prolonged period which may significantly impact operational costs, geopolitical instability or conflicts (including the Russia and Ukraine war), trade disruptions, economic or other sanctions, or a sustained capital market correction could adversely affect overall economic conditions, and in turn result in adverse consequences in the Bank’s or its members’ businesses. If economic and market conditions deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, or redeem or repurchase capital stock could be adversely impacted.

Natural disasters, including those resulting from climate change, in the Bank’s region, could adversely affect the Bank’s operations, profitability and financial condition.

Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods, wildfires and other natural disasters. The Bank’s region includes areas designated as Special Flood Hazard Areas (SFHAs) which are deemed particularly vulnerable. Climate change contributes to the increasing unpredictability of major natural disasters, which could negatively affect the Bank’s ability to predict losses from such events.

These natural disasters could damage or dislocate the facilities or the underlying business of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, create imbalances on insurance such as inadequate insurance, insurance shortfalls, premium increases, may impact to or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region. Natural disasters could disrupt the Bank’s operations or the operations of third parties on which the Bank relies. Steps to address the risk of more frequent or severe weather events resulting from climate change could result in a potentially disruptive transition away from carbon-intense industries and create additional transitional risks and costs that include those to adapt to new regulation to address climate change risks. Such a transition could negatively impact certain regions and regional economies, affecting the ability of borrowers in those industries or regions to pay their mortgage loans. Legal or regulatory responses to concerns about global climate change may lead to higher costs of compliance and increasing direct and indirect expenses and lending costs for the Bank’s members.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 220,017 square feet of this space and leases the remaining space to tenants. The Bank leases an off-site backup facilities comprising approximately 9,402 square feet for the Bank’s disaster recovery office space. The Bank also leases 2,993 square feet of office space located in Washington, D.C., which is shared with two other FHLBanks. The Bank’s management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

Item 3. Legal Proceedings.
The Bank may be subject to various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse impact on the Bank’s financial condition or results of operations.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five-year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2023, the Bank had 798 member and non-member shareholders and 57 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2022, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to activity-based stock requirements related to new advances or standby letters of credit, as applicable.

The Bank’s board of directors has adopted a financial management policy that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of those provisions of the financial management policy, dividends, and the Amended Joint Capital Enhancement Agreement (Capital Agreement) pursuant to which the restricted retained earnings account was established, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Because only members, former members, and certain non-member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $11.4 billion, $19.9 billion, and $43.0 billion in standby letters of credit in 2022, 2021, and 2020, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2022 and 2021, and results of operations for the years ended December 31, 2022 and 2021. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2021 and 2020, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2021 Annual Report on Form 10-K, as filed with the SEC on March 3, 2022.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2022 included in Item 8. Financial Statements and Supplementary Data of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A. Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. In particular, market conditions impact members’ demand for advances, and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs.

Throughout 2022 and continuing into 2023, the Federal Reserve Open Markets Committee (FOMC) raised the target range for the federal funds rate as part of the FOMC’s efforts to manage inflation. Most recently, on February 1, 2023, the FOMC raised the target range for the federal funds rate to 4.50 percent to 4.75 percent after taking into consideration recent economic indicators including the following: modest growth in spending and production, job gains in recent months, low unemployment rate, the continued global uncertainty caused by Russia’s war against Ukraine, and continued elevated inflation. The FOMC also announced it would continue to reduce holdings of Treasury securities and agency debt and agency MBS, according to previously announced plans. These initiatives are consistent with the FOMC’s commitment to return inflation to its 2.00 percent objective.

Even though the Bank operates with narrow margins, recent market conditions have favorably impacted profitability as advance volumes increased.
Financial Condition
The following table presents the Bank’s total assets, total liabilities, and total capital as of December 31, 2022 and 2021 (dollars in millions). These items are discussed in more detail below.

	As of December 31,		Change
	2022	2021	Amount	Percent
Total assets	$151,622	$78,746	$72,876	92.55
Total liabilities	143,976	74,151	69,825	94.17
Total capital	7,646	4,595	3,051	66.41
•Total assets increased primarily due to a $64.2 billion, or 141.3 percent, increase in total advances, and a $9.1 billion, or 28.5 percent, increase in total investments. Increased demand for liquidity from the Bank’s members was the primary driver of the increase in advance balances.
•Total liabilities increased primarily due to a $69.8 billion, or 97.4 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the year.
•The increase in capital stock was primarily due to the increase in advances which resulted in an increase in activity based stock, as well as an increase to the minimum stock requirement factor from 3.75 percent to 4.25 percent for activity-based stock related to member’s outstanding par value of advances.
Results of Operations
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Amount	Percent	Amount	Percent
Net interest income	$327	$281	$333	$46	16.17	$(52)	(15.51)
Reversal of provision for credit losses	—	(1)	—	1	65.16	(1)	27.30
Noninterest income	16	15	113	1	10.51	(98)	(86.68)
Noninterest expense	138	149	163	(11)	(6.86)	(14)	(9.01)
Affordable Housing Program assessment	21	15	28	6	38.55	(13)	(47.73)
Net income	$184	$133	$255	$51	38.54	$(122)	(47.73)

•Net interest income included $2 million and $59 million of advance prepayment fees for the years ended December 31, 2022 and 2021, respectively.

•After considering the impact of the decrease in advance prepayment fees, net interest income was favorably impacted by an increase in advance balances, partially offset by an increase in interest rates which impacted interest bearing-liabilities more than the increase in interest-earning assets.

•Average advance balances were $75.8 billion for 2022, compared to $47.9 billion for 2021.

The following table presents the Bank’s significant income ratios for the years presented. These items are discussed in more detail below.

	For the Years Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Return on average equity (ROE)	3.18%	2.79%	3.95%	0.39%	(1.16)%
Average daily SOFR	1.64	0.04	0.36	1.60	(0.32)
ROE spread to average daily SOFR	1.54	2.75	3.59	(1.21)	(0.84)
Interest-rate spread	0.16	0.34	0.22	(0.18)	0.12

•The increase in ROE for the year ended December 31, 2022, compared to December 31, 2021, was primarily due to the increase in net income.

•The ROE spread to average daily SOFR for the years ended December 31, 2022 and 2021, was impacted by the explanations provided above related to changes in ROE, offset by an increase in average daily SOFR.

•The decrease in the Bank’s interest-rate spread for the years ended December 31, 2022, compared to December 31, 2021, was primarily due to increases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets and the decrease in advance prepayment fees.

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

The COVID-19 pandemic, along with the governmental and public action in response to the pandemic, created uncertainty and disruptions in the overall economic environment. The government and the FOMC’s measures aimed at increasing market liquidity contributed to a significant decrease in advance demand from Bank’s members during the initial years of the pandemic until early 2022. More recently, global uncertainty caused by Russia’s war against Ukraine, supply chain disruptions, and increased inflation rates in the United States continue to generate uncertainty as to the pace of the economic recovery in the near future. New FOMC measures beginning in 2022 have been targeting a reduction in market liquidity to manage inflation. This reduction in overall market liquidity has resulted in an increased demand for the Bank’s advances.

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

	As of December 31,
	2022		2021		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$109,595	72.28	$45,415	57.67	$64,180	141.32
Investment securities	25,339	16.71	17,713	22.49	7,626	43.06
Other investments	15,563	10.27	14,108	17.92	1,455	10.31
Mortgage loans, net	120	0.08	149	0.19	(29)	(19.63)
Other assets	1,005	0.66	1,361	1.73	(356)	(26.21)
Total assets	$151,622	100.00	$78,746	100.00	$72,876	92.55
Consolidated obligations, net:
Discount notes	$39,781	27.63	$25,506	34.40	$14,275	55.97
Bonds	101,729	70.66	46,186	62.29	55,543	120.26
Deposits	1,821	1.26	2,054	2.77	(233)	(11.34)
Other liabilities	645	0.45	405	0.54	240	59.37
Total liabilities	$143,976	100.00	$74,151	100.00	$69,825	94.17
Capital stock	$5,397	70.58	$2,383	51.85	$3,014	126.51
Retained earnings	2,283	29.86	2,228	48.49	55	2.47
Accumulated other comprehensive loss	(34)	(0.44)	(16)	(0.34)	(18)	114.55
Total capital	$7,646	100.00	$4,595	100.00	$3,051	66.41

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2022		2021
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$78,134	4.35	$21,819	0.29
Due after one year through two years	12,981	4.25	3,247	1.20
Due after two years through three years	7,982	3.79	2,236	1.83
Due after three years through four years	4,033	3.86	3,145	1.51
Due after four years through five years	2,427	3.31	3,047	2.21
Due after five years through 15 years	4,750	3.07	10,920	1.65
Thereafter	2	2.47	513	3.39
Total par value	110,309	4.20	44,927	1.02
Deferred prepayment fees	3		(70)
Discounts	(2)		(3)
Hedging adjustments	(715)		561
Total	$109,595		$45,415

Total advances increased by 141.3 percent as of December 31, 2022, compared to December 31, 2021. A significant percentage of advances originated during 2022 were short-term advances.
As of December 31, 2022 and 2021, 45.5 percent and 78.1 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2022 and 2021, 34.5 percent and 59.6 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to SOFR and OIS. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 68.4 percent of the Bank’s total advances outstanding as of December 31, 2022. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2022 is contained in Item 1. Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,
	2022					2021	Change
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total		Amount	Percent
Investment securities:
Available-for-sale securities:
U. S. Treasury obligations	$2,615	$98	$—	$—	$2,713	$2,639	$74	2.81
Held-to-maturity securities:
State or local housing agency debt obligations	—	1	—	—	1	1	—	—
Government-sponsored enterprises debt obligations	75	1,415	60	—	1,550	1,450	100	6.90
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1	1	255	257	221	36	16.57
Government-sponsored enterprises residential	1	25	152	5,326	5,504	4,927	577	11.70
Government-sponsored enterprises commercial	10	2,699	11,988	617	15,314	8,475	6,839	80.70
Total mortgage-backed securities	11	2,725	12,141	6,198	21,075	13,623	7,452	54.71
Total held-to-maturity securities	86	4,141	12,201	6,198	22,626	15,074	7,552	50.10
Total investment securities	2,701	4,239	12,201	6,198	25,339	17,713	7,626	43.06
Interest-bearing deposits	1,277	—	—	—	1,277	688	589	85.43
Securities purchased under agreements to resell	6,250	—	—	—	6,250	7,000	(750)	(10.71)
Federal funds sold (1)	8,036	—	—	—	8,036	6,420	1,616	25.17
Total other investments	15,563	—	—	—	15,563	14,108	1,455	10.31
Total investments	$18,264	$4,239	$12,201	$6,198	$40,902	$31,821	$9,081	28.54
Weighted-average yields on (2):
Available-for-sale securities	1.89%	4.31%	0.00%	0.00%
Held-to-maturity securities	4.57%	2.96%	4.29%	4.19%
_________
(1)Federal funds sold includes $190 million and $199 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2022 and 2021, respectively.
(2) The weighted average yields on available-for-sale securities and held-to-maturity securities are calculated as the sum of each debt security using the period- end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable available-for-sale securities and held-to-maturity securities portfolio.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2022 and 2021, as these investments were 274 percent and 295 percent of the Bank’s regulatory capital, respectively. The increase in MBS as of

December 31, 2022, compared to December 31, 2021, was due to an increase in regulatory capital which increased the Bank’s capacity to invest in MBS.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of December 31, 2022, compared to December 31, 2021, is primarily due to the need to fund increased advance demand.

Mortgage Loans Held for Portfolio
The Bank purchased fixed-rate residential mortgage loans directly from PFIs and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2021 to December 31, 2022 was primarily due to the maturity and prepayments of these assets during the year.
The following table presents the Bank’s mortgage loans outstanding by redemption terms (dollars in millions).

	As of December 31,
	2022	2021
Due in one year or less	$8	$10
Due in one year through five years	40	36
Due after five years through 15 years	64	91
Thereafter	8	13
Total unpaid principal balance	120	150
Other adjustment, net (1)	—	(1)
Total mortgage loans held for portfolio	120	149
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$120	$149
____________
(1) Consists of premiums, discounts, and hedging adjustments.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2022 and 2021. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2022	2021
	Percent of Total	Percent of Total
Florida	22.52	23.14
South Carolina	22.18	22.45
Virginia	11.28	10.92
Georgia	11.01	11.41
North Carolina	7.85	8.47
All other	25.16	23.61
Total	100.00	100.00

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

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2021 to December 31, 2022 was primarily a result of an increase in advances outstanding and increased liquidity needs during the year. Consolidated obligation issuances financed 93.3 percent of the $151.6 billion in total assets as of December 31, 2022, a slight increase from the financing ratio of 91.0 percent as of December 31, 2021.
The Bank often simultaneously entered into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2022 and 2021, 91.9 percent and 83.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2022 and 2021. As of December 31, 2022, 28.7 percent of the Bank’s fixed-rate consolidated obligation discount notes were swapped and none of the Bank’s fixed-rate consolidated obligation discount notes were swapped as of December 31, 2021.

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 10—Capital to the Bank’s 2022 audited financial statements.
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
The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary reclassifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On February 3, 2023, the Bank received notification from the Finance Agency that, based on December 31, 2022 data, it will recommend to the Director that the Bank meets the definition of "adequately capitalized.”

Each FHLBank is required to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of December 31, 2022, the Bank was in compliance with this ratio.

The Amended Joint Capital Enhancement Agreement (the Capital Agreement) provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations (excluding fair-value adjustments) for the calendar quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Under the Bank’s financial management policy, the Bank targets were to maintain (1) a capital-to-assets ratio of 4.50 percent to 6.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark after providing for retained earnings as discussed above. Beginning in 2021, the Bank began using SOFR as the index for its dividend spreads. The Bank’s ability to maintain dividends depends on the Bank’s actual performance, its ability to maintain adequate retained earnings, other factors described in Item 1A. Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2022, 2021, and 2020, is contained in Note 10—Capital to the Bank’s 2022 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2022 and 2021.

Net Income
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Amount	Percent	Amount	Percent
Net interest income	$327	$281	$333	$46	16.17	$(52)	(15.51)
Reversal of provision for credit losses	—	(1)	—	1	65.16	(1)	27.30
Noninterest income	16	15	113	1	10.51	(98)	(86.68)
Noninterest expense	138	149	163	(11)	(6.86)	(14)	(9.01)
Affordable Housing Program assessment	21	15	28	6	38.55	(13)	(47.73)
Net income	$184	$133	$255	$51	38.54	$(122)	(47.73)

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

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Interest income:
Advances	$1,748	$306	$870
Investments	755	133	394
Mortgage loans	7	9	13
Loans to other FHLBanks	1	—	—
Total interest income	2,511	448	1,277

Interest expense:
Consolidated obligations	2,150	167	939
Interest-bearing deposits	34	—	5
Total interest expense	2,184	167	944
Net interest income	$327	$281	$333

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $211 million, $219 million, and $285 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Below are the primary factors that impacted net interest income and net income for the years ended December 31, 2022 and 2021:

•Net interest income included $2 million and $59 million of advance prepayment fees for the years ended December 31, 2022 and 2021, respectively.

•After considering the impact of the decrease in advance prepayment fees, net interest income was favorably impacted by an increase in advance balances, partially offset by an increase in interest rates which impacted interest bearing-liabilities more than the increase in interest-earning assets.

•Average advance balances were $75.8 billion for 2022, compared to $47.9 billion for 2021.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2022, 2021, and 2020 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in Noninterest income (loss) as “Net (losses) gains on derivatives.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread. The Bank’s interest-rate spread was 16 basis points, 34 basis points, and 22 basis points for 2022, 2021, and 2020, respectively. The decrease in interest-rate spread for 2022, compared to 2021, was primarily due to increases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets. The decrease in the interest-rate spread for 2022, compared to 2021, was also impacted by the decrease in advance prepayment fees.

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,869	$62	2.17	$1,516	$2	0.12	$3,273	$17	0.54
Securities purchased under agreements to resell	6,940	143	2.06	3,966	2	0.07	8,248	32	0.39
Federal funds sold	10,124	173	1.71	10,299	8	0.08	12,423	48	0.39
Investment securities (2)	19,752	377	1.91	18,305	121	0.66	24,850	297	1.19
Advances (3)	75,780	1,748	2.31	47,912	306	0.64	80,991	870	1.07
Mortgage loans (4)	132	7	5.17	179	9	5.37	260	13	4.90
Loans to other FHLBanks	28	1	2.67	2	—	0.07	1	—	0.09
Total interest-earning assets	115,625	2,511	2.17	82,179	448	0.55	130,046	1,277	0.98
Allowance for credit losses on mortgage loans	—			—			(1)
Other assets	825			1,113			1,626
Total assets	$116,450			$83,292			$131,671
Liabilities and Capital
Interest-bearing deposits (5)	$2,111	34	1.63	$2,456	—	—	$1,982	5	0.23
Consolidated obligations, net:
Discount notes	43,530	805	1.85	23,617	12	0.05	52,397	357	0.68
Bonds	62,955	1,345	2.14	51,785	155	0.30	69,865	582	0.83
Other borrowings	13	—	1.08	1	—	3.41	3	—	2.70
Total interest-bearing liabilities	108,609	2,184	2.01	77,859	167	0.21	124,247	944	0.76
Other liabilities	2,038			654			971
Total capital	5,803			4,779			6,453
Total liabilities and capital	$116,450			$83,292			$131,671
Net interest income and net yield on interest-earning assets		$327	0.28		$281	0.34		$333	0.26
Interest-rate spread			0.16			0.34			0.22
Average interest-earning assets to interest-bearing liabilities			106.46			105.55			104.67
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Interest income and average yield include net prepayment fees on advances of $2 million, $59 million, and $60 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(4)Nonperforming mortgage loans are included in average balances used to determine average rate.
(5)Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below and as discussed above, the overall changes in net interest income during 2022, compared to 2021, were due to changes in both average balances and interest rates.

	2022 vs. 2021			2021 vs. 2020
	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)	Total Change
Change in interest income:
Interest-bearing deposits	$3	$57	$60	$(6)	$(9)	$(15)
Securities purchased under agreements to resell	4	137	141	(11)	(19)	(30)
Federal funds sold	—	165	165	(7)	(33)	(40)
Investment securities	9	247	256	(65)	(111)	(176)
Advances	263	1,179	1,442	(283)	(281)	(564)
Mortgage loans	(2)	—	(2)	(5)	1	(4)
Loans to other FHLBanks	—	1	1	—	—	—
Total	277	1,786	2,063	(377)	(452)	(829)
Change in interest expense:
Interest-bearing deposits	—	34	34	1	(6)	(5)
Consolidated obligations, net:
Discount notes	18	775	793	(128)	(217)	(345)
Bonds	41	1,149	1,190	(123)	(304)	(427)
Total	59	1,958	2,017	(250)	(527)	(777)
Change in net interest income	$218	$(172)	$46	$(127)	$75	$(52)
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
Derivatives and Hedging Activity
The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations for the years presented (in millions):

	For the Year Ended December 31, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of active hedging relationships	$(185)	$(12)	$—	$(197)
Net changes in fair value hedges	213	4	1	218
Net interest settlements on derivatives (1)	(17)	(187)	(32)	(236)
Other (2)	4	—	—	4
Total effect on net interest income	$15	$(195)	$(31)	$(211)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$2	$—	$2
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Year Ended December 31, 2021
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of hedging activities	$(99)	$—	$—	$(99)
Net changes in fair value hedges	125	—	(8)	117
Net interest settlements on derivatives (1)	(331)	—	113	(218)
Other (2)	(19)	—	—	(19)
Total effect on net interest income	$(324)	$—	$105	$(219)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$1	$—	$2
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$1	$—	$—	$1
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

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) for the years presented (dollars in millions):

				Change
	For the Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Amount	Percent	Amount	Percent
Net (losses) gains on investment securities	$—	$(1)	$89	$1	100.00	$(90)	(100.95)
Net gains (losses) on derivatives	2	1	(6)	1	35.55	7	121.27
Standby letters of credit fees	8	11	19	(3)	(27.33)	(8)	(42.75)
Loss on litigation settlements, net	4	—	—	4	*	—	—
Other	2	4	11	(2)	(21.56)	(7)	(71.42)
Total noninterest income	$16	$15	$113	$1	10.51	$(98)	(86.68)
____________
* Not meaningful.

During 2022, the Bank received a $4 million net litigation settlement related to certain investments in LIBOR-based financial instruments claim.

Noninterest Expense and AHP Assessment
The following table presents noninterest expense and AHP assessment for the years presented (dollars in millions):

	For the Years Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Noninterest expense:
Compensation and benefits	$65	$80	$102	$(15)	$(22)
Cost of quarters	4	4	4	—	—
Other operating expenses	43	34	32	9	2
Total operating expenses	112	118	138	(6)	(20)
Finance Agency and Office of Finance	18	17	17	1	—
Affordable Housing Program non-statutory contribution	5	—	—	5	—
Other	3	14	8	(11)	6
Total noninterest expense	138	149	163	(11)	(14)
Affordable Housing Program assessment	21	15	28	6	(13)
Total noninterest expense and AHP assessment	$159	$164	$191	$(5)	$(27)

The decrease in compensation and benefits expense for 2022, compared to 2021, was primarily due to a reduction in the Bank's net pension costs.

During 2022, the Bank made a $5 million voluntary non-statutory contribution to its AHP.

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data.
The following table presents additional financial data for the last five fiscal years (dollars in millions).

	As of or for the Years Ended December 31,
	2022	2021	2020	2019	2018
Statements of Condition (as of year end)
Total assets	$151,622	$78,746	$92,295	$149,857	$154,476
Advances	109,595	45,415	52,168	97,167	108,462
Investments (1)	40,902	31,821	36,380	50,617	44,309
Mortgage loans held for portfolio, net	120	149	218	296	360
Consolidated obligations, net (2)	141,510	71,692	84,764	140,637	145,139
Total capital stock Class B putable	5,397	2,383	3,078	4,988	5,486
Retained earnings	2,283	2,228	2,198	2,153	2,110
Accumulated other comprehensive (loss) income	(34)	(16)	(16)	22	51
Total capital	7,646	4,595	5,260	7,163	7,647
Statements of Income (for the year ended)
Net interest income (3)	327	281	333	535	561
Standby letters of credit fees	8	11	19	24	25
Net income	184	133	255	367	416
Performance Ratios (%)
Return on equity (4)	3.18	2.79	3.95	5.09	5.54
Return on assets (5)	0.16	0.16	0.19	0.25	0.27
Net interest margin (6)	0.28	0.34	0.26	0.36	0.37
Interest-rate spread	0.16	0.34	0.22	0.25	0.28
Regulatory capital ratio (as of year end) (7)	5.07	5.86	5.72	4.77	4.92
Equity to assets ratio (8)	4.98	5.74	4.90	4.85	4.93
Dividend payout ratio (9)	70.11	77.27	93.86	88.25	74.12
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2022	$1,037,537
December 31, 2021	580,909
December 31, 2020	662,051
December 31, 2019	885,114
December 31, 2018	886,081

(3) Effective January 1, 2019, the Bank adopted new hedge accounting guidance that required interest amounts reported for advances, and consolidated obligation bonds and discount notes to include realized gains (losses) on hedged items and derivatives in qualifying hedge relationships.
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
(9) Calculated as dividends declared during the year, divided by net income during the year.

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
Sources of Liquidity. The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide additional liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. The Bank’s consolidated obligations are not obligations of the U.S. and are not guaranteed by either the U.S. or any government agency, but have historically received the same credit rating as the government bond credit rating of the United States. As a result, the Bank generally has comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. The Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period.
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2022.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout 2022.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout 2022.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$1,487	$845	$(441)
Investing activities	(76,664)	10,634	59,849
Financing activities	74,439	(13,505)	(57,414)
Net (decrease) increase in cash and due from banks	$(738)	$(2,026)	$1,994

Two primary drivers that can impact net operating cash flows are fluctuations in net income and net change in derivatives and hedging activities. The Bank recorded a net positive change of $1.1 billion in derivative and hedging activities for 2022 compared to a net positive change of $673 million in derivative and hedging activities in 2021. The change in derivative and hedging activities was primarily driven by the change in interest rates.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities. The Bank originated $381.3 billion of advances and collected $315.8 billion of advances principal in 2022 compared to $82.1 billion and $87.9 billion, respectively, in 2021. The Bank purchased investment securities of $11.2 billion and received proceeds from principal collected of $3.4 billion in 2022 compared to $3.2 billion and $7.6 billion, respectively, in 2021. The Bank recorded a net change of negative $3.4 billion related to liquid investments in 2022 compared to a net change of positive $424 million in 2021.

Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations. The Bank issued $876.4 billion in consolidated obligations and paid $804.6 billion for maturing and retiring consolidated obligations in 2022, compared to $635.0 billion and $647.7 billion, respectively, in 2021.

Anticipated Cash Expenditures

The following table presents the payment due date or expiration terms of the Bank’s significant anticipated cash expenditures as of December 31, 2022 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations(1)	$102,413	$24,196	$14,836	$2,761	$144,206
Pension and post-retirement contributions(2)	3	4	10	11	28
Total	$102,416	$24,200	$14,846	$2,772	$144,234
____________
(1) Does not include contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemption.
(2) Includes future funding contributions for the qualified pension plan and scheduled benefit payments for the nonqualified defined benefit plans and postretirement health benefit plan.

Refer to the respective footnote in Item 8. Financial Statements and Supplementary Data for more information on each of the contractual obligations listed in the above table.

Off-balance Sheet Commitments
The Bank’s primary off-balance sheet commitments are as follows:
•the Bank’s joint and several liability for all FHLBank consolidated obligations; and
•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2022, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2022 and 2021. As of December 31, 2022, the FHLBanks had $1,181.7 billion in aggregate par value of consolidated obligations issued and outstanding, $144.2 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank did not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2022.
Refer to Note 15—Commitments and Contingencies to the Bank’s 2022 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

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

Refer to Note 14—Estimated Fair Values to the Bank’s 2022 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2022 and 2021. The Bank uses derivatives in its risk management program for the following purposes:

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in the fair value of the derivative. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.

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

Recently Issued But Not Yet Adopted Accounting Standards
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2022 audited financial statements for a discussion of recently issued but not yet adopted accounting standards.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act and the Dodd-Frank Act. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance and community lending mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC proposed a new rule that would require the Bank to make specific climate-related disclosures in its periodic reports. The proposed rule would require the Bank to account for and disclose certain direct, indirect and third-party greenhouse gas emissions, provide additional disclosures of material impact of climate-change risks on its strategy, business model and outlook, disclose climate-event impacts, discuss board and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and provide and discuss climate-related financial impact metrics and expenditure metrics. The Bank is unable to predict when a rule will be finalized and the extent to which a final rule will apply or deviate from the proposal. Should the rule become final in its current form, the Bank anticipates a significant increase in its compliance costs given the complexity of these prospective obligations.

Finance Agency’s Planned Review and Analysis of the FHLBank System. On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Bank anticipates that the Finance Agency’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On July 29, 2022, the Financial Industry Regulatory Authority, Inc. (FINRA) amended FINRA Rule 4210, extending the implementation date of the margining requirements for covered agency transactions from October 26, 2022 until April 24, 2023. On February 24, 2023, the Financial

Industry Regulatory Authority (FINRA) further extended such implementation date from April 24, 2023 to October 25, 2023. Once the margining requirements are effective, the Bank may be required to collateralize transactions that are covered agency transactions, which include to be announced transactions (TBAs). The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On December 16, 2022, the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts, to apply after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For FHLBank advances, which have any of the above characteristics, the final rule sets the replacement benchmark rate as the Fallback Rate (SOFR) in the ISDA 2020 IBOR Fallbacks Protocol. For any other FHLBank contract with the above characteristics, references to overnight LIBOR would be replaced with SOFR and one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR, in each case, plus the applicable tenor spread adjustment specified in the LIBOR Act. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

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

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances strategic and tactical decisions. Additionally, the Bank aspires to (1) sustain a corporate culture of transparency, integrity, and adherence to legal and ethical obligations: and (2) achieve best practices in governance, ethics, and compliance.
The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives in 2022 that represent the foundation of the Bank’s strategic and tactical planning:

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

•Credit and Concentration Risk - avoid credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis and counterparty-specific analysis (and when appropriate, perform shareholder-specific analysis), monitoring and verification, including new collateral policy expansions to ensure appropriate controls and that monitoring is consistent with managing existing credit and collateral risk exposures. Monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

•Governance/Compliance/Legal - comply fully with all applicable laws and regulations and manage all legal risk effectively and efficiently.

•Mission/Business Model - deliver financial services and consistent access to funds in the size, cost and structure shareholders desire, helping them to manage risk and extend credit in their communities, while achieving the Bank’s affordable housing mission goals and provide value through the consistent payment of dividends and the repurchasing of excess stock.

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

The board and management recognize that risk and risk producing events are dynamic and ever-present. Accordingly, reporting, analyzing and mitigating risks are paramount to successful corporate governance.

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

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and has worked to identify and update contracts that may require adding or adjusting the fallback language. The Bank has added or adjusted fallback language in all outstanding LIBOR-linked advance confirmations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. Further, the Bank and each of its counterparties has adhered to the Supplement to the 2006 ISDA Definitions and the ISDA 2020 LIBOR Fallbacks Protocol. This adherence by the Bank and its counterparties amended all of the Bank’s legacy bilateral LIBOR-based derivative transactions to apply the new ISDA-recommended LIBOR fallbacks in the event of the relevant LIBOR’s cessation. LIBOR-based agency MBS investment portfolio (i.e.: MBS securities with guaranteed principal and interest to be paid by Fannie Mae and Freddie Mac) will transition under rules established by the Federal Reserve pursuant to the LIBOR transition legislation, as announced by Fannie Mae and Freddie Mac. The Bank continues to monitor developments with respect to the Adjustable Interest Rate (LIBOR) Act, the respective Federal Reserve Regulations that set fallback provisions that will become effective on February 27, 2023 and its impact on the fallback language contained in the Bank’s remaining LIBOR exposure, including its investment portfolio.

The Bank has LIBOR exposure related to advances, investment securities, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure (in millions).

	As of December 31, 2022
	Due/Terminates through	Due/Terminates
	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$5	$5	$10
Investment securities by contractual maturity (principal amount):
Non-mortgage-backed securities	—	465	465
Mortgage-backed securities	10	8,451	8,461
Total investment securities	10	8,916	8,926
LIBOR-indexed interest-rate swaps notional amount (receive leg):
Cleared	79	—	79
Uncleared	22	5	27
Total interest-rate swaps	101	5	106
Total principal/notional amount	$116	$8,926	$9,042

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg):
Cleared	$71	$—	$71
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances. The LIBOR exposure on the $5 million advance that matures after June 30, 2023, is related to a cap. The last reset date for this advance is prior to June 30, 2023.

	As of December 31, 2021
	Due/Terminates in	Due/Terminates through	Due/Terminates
	2022	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$56	$5	$830	$891
Investment securities by contractual maturity (principal amount):
Non-mortgage-backed securities	435	—	465	900
Mortgage-backed securities	—	23	10,994	11,017
Total investment securities	435	23	11,459	11,917
LIBOR-indexed interest-rate swaps notional amount (receive leg):
Cleared	561	338	3,332	4,231
Uncleared	88	23	2,512	2,623
Total interest-rate swaps	649	361	5,844	6,854
Total principal/notional amount	$1,140	$389	$18,133	$19,662

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg):
Cleared	$142	$71	$50	$263
Uncleared	28	—	—	28
Total notional amount	$170	$71	$50	$291
____________
1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances. The LIBOR exposure on the $5 million advance that matures after June 30, 2023, is related to a cap. The last reset date for this advance is prior to June 30, 2023.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure. The estimated net fair value of these interest-rate caps and floors was not material as of December 31, 2022 and 2021. The following table presents the notional amount of caps and floors with LIBOR exposure (in millions).

	As of December 31,
	2022	2021
Terminates after June 30, 2023	4,000	4,000

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

The Bank monitors risks related to LIBOR-linked collateral, including any shareholders with concentrations in LIBOR-linked pledged collateral. The Bank ceased accepting newly originated LIBOR-linked collateral on January 1, 2022.

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

			As of December 31,
			2022	2021
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$3,855	$1,909
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	13,418	18,420
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	333	742
Pay variable with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	8
		Total	17,606	21,079
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Non-qualifying hedges	100	—
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	6,246	788
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	42,412	24,473
		Total	48,658	25,261
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	11,309	—
Balance Sheet
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	23	24
Total notional amount			$81,736	$50,404

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2022			2021
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	0.17	0.17	0.19	0.53	0.37	0.39
Liabilities	0.17	0.15	0.13	0.28	0.36	0.27
Equity	0.15	0.63	1.42	4.17	0.54	2.38
Effective duration gap	—	0.02	0.06	0.25	0.01	0.12
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a pricing approach that is more fully described in Note 14—Estimated Fair Values to the Bank’s 2022 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2022			2021
	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$151,146	$150,644	$150,096	$78,898	$78,173	$77,600
Liabilities	143,687	143,230	142,837	73,794	73,541	73,097
Equity	7,459	7,414	7,259	5,104	4,632	4,503
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

The scenarios above generally include numerous assumptions, including those related to changes in the balance sheet, interest rates, and prepayment trends. Such assumptions may change through time as a result of a host of factors, including changes in the balance sheet as well as the interest-rate environment. The modeling process is performed in a manner consistent with the Bank’s policies and procedures with results reviewed on an on-going basis by the Bank. While all of the above estimates are reflective of the general interest-rate sensitivity of the Bank, market conditions, the realized growth and remixing of the balance sheet, as well as the broader macroeconomic environment could all have a significant impact on the Bank’s assets, liabilities and equity.
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

To address liquidity risk, the Bank uses cash flow scenario analysis and maturity gap analysis in compliance with regulatory requirements to confirm that the Bank has sufficient liquidity reserves, as discussed in further detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources above.

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

The Bank determines credit risk rating for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from 101 to 104 by utilizing an internal model (101 being the least amount of credit risk and 104 the greatest amount of credit risk). The Bank assigns each borrower that is an insurance company a credit risk rating from 101 to 104 by utilizing an external model. The Bank assigns each borrower that is not an insured depository institution or an insurance company (including housing associates, CDFIs, and corporate credit unions) a credit risk rating from 101 to 104 based on an internal risk matrix developed for each entity type.
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

	As of December 31,
	2022		2021
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	300	$101,663	243	$42,946
102	48	8,370	20	1,774
103	7	43	2	150
104	4	233	2	57
Unrated	—	—	1	—
Total	359	$110,309	268	$44,927

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of December 31, 2022, and their total outstanding advance and standby letters of credit balance was $17.9 billion and $965 million, respectively, as of December 31, 2022.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2022 and December 31, 2021. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2022	$110,309	$331,253	63.13	14.13	22.74
As of December 31, 2021	44,927	299,844	63.09	12.52	24.39
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2022 and 2021.

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
•instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;
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

	As of December 31, 2022
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,295	$—	$—	$1,295
Canada	2,405	—	—	2,405
Finland	796	—	—	796
France	975	—	—	975
Germany	700	—	—	700
Netherlands	300	—	—	300
United States of America	1,565	1,277	16	2,858
Total	$8,036	$1,277	$16	$9,329
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $9.3 billion as of December 31, 2022 from $7.1 billion as of December 31, 2021. As of December 31, 2022, Australia & New Zealand Banking Group (Australia), Credit Agricole CIB (France), and Toronto Dominion Bank (Canada) each represented greater than 10 percent and collectively represented 35.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties. As of December 31, 2022, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The following table presents information on the credit ratings of the Bank’s investments held as of December 31, 2022 (in millions), based on their credit ratings as of December 31, 2022. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2022
	Carrying Value
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,550	$—	$—	$1,550
U.S. Treasury obligations	—	2,713	—	—	2,713
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	257	—	—	257
Government-sponsored enterprises residential	—	5,504	—	—	5,504
Government-sponsored enterprises commercial	544	14,770	—	—	15,314
Total mortgage-backed securities	544	20,531	—	—	21,075
Total investment securities	544	24,795	—	—	25,339
Other investments:
Interest-bearing deposits	—	3	1,225	49	1,277
Securities purchased under agreements to resell	—	6,250	—	—	6,250
Federal funds sold	—	796	6,875	365	8,036
Total other investments	—	7,049	8,100	414	15,563
Total investments	$544	$31,844	$8,100	$414	$40,902

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. Thus, the Bank considers the risk of nonpayment to be zero. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss).

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2022 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee such that the Bank considers the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2022.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2022.

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

	As of December 31, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Triple-B	$10	$—	$—	$—	$—
Cleared derivatives	30,749	16	260	—	276
Liability positions with credit exposure:
Single-A	9,465	(592)	594	—	2
Cleared derivatives	591	—	1	—	1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	40,815	(576)	855	—	279
Member institutions (1)	11	—	—	—	—
Total	$40,826	$(576)	$855	$—	$279
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

The following table presents the Bank’s credit ratios for mortgage loans held for portfolio, along with each component of the ratio’s calculation (dollars in millions):

	As of December 31,
	2022	2021
Average mortgage loans held for portfolio outstanding during the year (1)	$132	$180
Mortgage loans held for portfolio (1)	$120	$150
Nonaccrual loans (1)	$4	$6
Allowance for credit losses on mortgage loans held for portfolio	$—	$—
Net charge-offs	$—	$—

Ratios (%)
Net charge-offs to average mortgage loans held for portfolio outstanding during the year	—	0.05
Allowance for credit losses to mortgage loans held for portfolio	0.02	0.09
Nonaccrual loans to mortgage loans held for portfolio	3.66	4.30
Allowance for credit losses to nonaccrual loans	0.45	2.09
____________
(1) Represents unpaid principal balance.

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

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2022 and continuing into 2023, the Bank faces business risk, which may include changes in:

•the overall economy;

•the financial services industry or the Bank’s competitive environment; and

•legislation, regulation, or congressional scrutiny affecting the Bank or its members.

For discussion of the Bank’s competition for advances, see Item 1. Business—Competition above. For discussion of recent regulatory activity that may have a material impact on the Bank’s operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. The Bank attempts to mitigate these risks through long-term strategic planning and through continually monitoring economic indicators and the external environment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the Bank’s market risk is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Atlanta

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “FHLBank”) as of December 31, 2022 and 2021, and the related statements of income, of comprehensive income, of capital, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 13 and 14 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2022 was $82 billion, of which 95% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $279 million and $25 million, respectively. The fair values of interest-rate related derivatives and hedged items are calculated using a discounted cash flow analysis, which utilizes market-observable inputs. The significant assumptions used in the model include discount rates, market indices, and market volatility.

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
March 10, 2023

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2022	2021
Assets
Cash and due from banks	$141	$879
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of December 31, 2022 and 2021)	1,277	688
Securities purchased under agreements to resell	6,250	7,000
Federal funds sold	8,036	6,420
Investment securities:
Available-for-sale securities (amortized cost of $2,747 and $2,648 as of December 31, 2022 and 2021, respectively)	2,713	2,639
Held-to-maturity securities (fair value of $22,140 and $15,099 as of December 31, 2022 and 2021, respectively)	22,626	15,074
Total investment securities	25,339	17,713
Advances	109,595	45,415
Mortgage loans held for portfolio, net	120	149
Accrued interest receivable	477	57
Derivative assets	279	331
Other assets, net	108	94
Total assets	$151,622	$78,746
Liabilities
Interest-bearing deposits	$1,821	$2,054
Consolidated obligations, net:
Discount notes	39,781	25,506
Bonds	101,729	46,186
Total consolidated obligations, net	141,510	71,692
Mandatorily redeemable capital stock	—	1
Accrued interest payable	481	72
Affordable Housing Program payable	59	61
Derivative liabilities	25	22
Other liabilities	80	249
Total liabilities	143,976	74,151
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7,113,946 and 7,143,718 as of December 31, 2022 and 2021, respectively	711	715
Subclass B2 issued and outstanding shares: 46,760,652 and 16,681,827 as of December 31, 2022 and 2021, respectively	4,676	1,668
Subclass B3 issued and outstanding shares: 93,107 and 0 as of December 31, 2022 and 2021, respectively	10	—
Total capital stock Class B putable	5,397	2,383
Retained earnings:
Restricted	651	615
Unrestricted	1,632	1,613
Total retained earnings	2,283	2,228
Accumulated other comprehensive loss	(34)	(16)
Total capital	7,646	4,595
Total liabilities and capital	$151,622	$78,746

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Interest income
Advances	$1,748	$306	$870
Interest-bearing deposits	62	2	17
Securities purchased under agreements to resell	143	2	32
Federal funds sold	173	8	48
Trading securities	—	1	10
Available-for-sale securities	26	2	3
Held-to-maturity securities	351	118	284
Mortgage loans	7	9	13
Loans to other FHLBanks	1	—	—
Total interest income	2,511	448	1,277
Interest expense
Consolidated obligations:
Discount notes	805	12	357
Bonds	1,345	155	582
Interest-bearing deposits	34	—	5
Total interest expense	2,184	167	944
Net interest income	327	281	333
Reversal of provision for credit losses	—	(1)	—
Net interest income after reversal of provision for credit losses	327	282	333
Noninterest income (loss)
Net (losses) gains on investment securities	—	(1)	89
Net gains (losses) on derivatives	2	1	(6)
Standby letters of credit fees	8	11	19
Gain on litigation settlements, net	4	—	—
Other	2	4	11
Total noninterest income	16	15	113
Noninterest expense
Compensation and benefits	65	80	102
Other operating expenses	47	38	36
Finance Agency	10	10	10
Office of Finance	8	7	7
Affordable Housing Program non-statutory contribution	5	—	—
Other	3	14	8
Total noninterest expense	138	149	163
Income before assessment	205	148	283
Affordable Housing Program assessment	21	15	28
Net income	$184	$133	$255

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$184	$133	$255
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(25)	(9)	—
Reclassification of unrealized gains related to the sale of available-for-sale securities	—	—	(41)
Pension and postretirement benefits	7	9	3
Total other comprehensive loss	(18)	—	(38)
Total comprehensive income	$166	$133	$217

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2019	50	$4,988	$537	$1,616	$2,153	$22	$7,163
Issuance of capital stock	51	5,078	—	—	—	—	5,078
Repurchase/redemption of capital stock	(70)	(6,966)	—	—	—	—	(6,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(22)	—	—	—	—	(22)
Comprehensive income (loss)	—	—	51	204	255	(38)	217
Partial recovery of prior capital distribution to Financing Corporation	—	—	—	29	29	—	29
Cash dividends on capital stock	—	—	—	(239)	(239)	—	(239)
Balance, December 31, 2020	31	3,078	588	1,610	2,198	(16)	5,260
Issuance of capital stock	13	1,325	—	—	—	—	1,325
Repurchase/redemption of capital stock	(20)	(1,993)	—	—	—	—	(1,993)
Net shares reclassified to mandatorily redeemable capital stock	—	(27)	—	—	—	—	(27)
Comprehensive income	—	—	27	106	133	—	133
Cash dividends on capital stock	—	—	—	(103)	(103)	—	(103)
Balance, December 31, 2021	24	2,383	615	1,613	2,228	(16)	4,595
Issuance of capital stock	94	9,420	—	—	—	—	9,420
Repurchase/redemption of capital stock	(64)	(6,367)	—	—	—	—	(6,367)
Net shares reclassified to mandatorily redeemable capital stock	—	(39)	—	—	—	—	(39)
Comprehensive income (loss)	—	—	36	148	184	(18)	166
Cash dividends on capital stock	—	—	—	(129)	(129)	—	(129)
Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities
Net income	$184	$133	$255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	266	4	(118)
Reversal of provision for credit losses	—	(1)	—
Net change in derivative and hedging activities	1,066	673	(482)
Net change in fair value adjustment on trading securities	—	1	(4)
Net realized gains from sale of available-for-sale securities	—	—	(82)
Net realized gains from sale of held-to-maturity securities	—	—	(3)
Net change in:
Accrued interest receivable	(429)	31	171
Other assets	(5)	50	83
Affordable Housing Program payable	(3)	(23)	(8)
Accrued interest payable	409	27	(166)
Other liabilities	(1)	(50)	(87)
Total adjustments	1,303	712	(696)
Net cash provided by (used in) operating activities	1,487	845	(441)
Investing activities
Net change in:
Interest-bearing deposits	(2,533)	1,074	1,831
Securities purchased under agreements to resell	750	2,500	(700)
Federal funds sold	(1,616)	(3,150)	6,556
Trading securities:
Proceeds from sale	—	61	—
Proceeds from principal collected	—	1,500	—
Available-for-sale securities:
Proceeds from sale	—	—	726
Purchases of long-term	(98)	(2,647)	—
Held-to-maturity securities:
Proceeds from sale	—	—	195
Proceeds from principal collected	3,431	6,038	11,583
Purchases of long-term	(11,150)	(556)	(6,280)
Advances:
Proceeds from principal collected	315,836	87,878	241,287
Originated	(381,299)	(82,129)	(195,421)
Mortgage loans:
Proceeds from principal collected	29	70	78
Proceeds from sale of foreclosed assets	—	—	1
Purchases of premises, equipment, and software	(14)	(5)	(7)
Net cash (used in) provided by investing activities	(76,664)	10,634	59,849

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2022	2021	2020
Financing activities
Net change in interest-bearing deposits	(233)	56	480
Net payments on derivatives containing a financing element	(4)	(6)	(5)
Proceeds from issuance of consolidated obligations:
Discount notes	785,489	594,148	387,299
Bonds	90,873	40,803	70,127
Payments for debt issuance costs	(6)	(2)	(8)
Payments for maturing and retiring consolidated obligations:
Discount notes	(771,446)	(594,018)	(413,915)
Bonds	(33,118)	(53,689)	(99,271)
Proceeds from issuance of capital stock	9,420	1,325	5,078
Payments for repurchase/redemption of capital stock	(6,367)	(1,993)	(6,966)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(40)	(26)	(23)
Partial recovery of prior capital distribution to Financing Corporation	—	—	29
Cash dividends paid	(129)	(103)	(239)
Net cash provided by (used in) financing activities	74,439	(13,505)	(57,414)
Net (decrease) increase in cash and due from banks	(738)	(2,026)	1,994
Cash and due from banks at beginning of the year	879	2,905	911
Cash and due from banks at end of the year	$141	$879	$2,905
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,516	$146	$1,233
Affordable Housing Program assessments, net	$28	$36	$35
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$39	$27	$22
Held-to-maturity securities acquired with accrued liabilities	$—	$162	$—
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 1—Nature of Operations

The Federal Home Loan Bank of Atlanta (Bank) is a federally chartered corporation and is one of 11 district Federal Home Loan Banks (FHLBanks). Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia. The FHLBanks are government-sponsored enterprises (GSEs) that were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to serve the public by enhancing the availability of credit for residential mortgages and targeted community developments. The primary function of the Bank is to provide readily available, competitively priced funding to its member institutions.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at amortized cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of December 31, 2022 and 2021. These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2022 and 2021. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of December 31, 2022 and 2021.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of December 31, 2022 and 2021. No allowance for credit losses was recorded for these assets as of December 31, 2022 and 2021. The carrying values of interest-bearing deposits and federal funds sold excludes accrued interest receivable that was not material as of December 31, 2022 and 2021.

Investments in Debt Securities. The Banks classifies investment securities as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

The Bank classifies certain investments in debt securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net (losses) gains on investment securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not have any investment securities classified as trading as of December 31, 2022 and 2021.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive income (loss).

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
For available-for-sale securities in hedging relationships that qualify as fair value hedges, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income on available-for-sale securities together with the related change in fair value of the derivative, and records the remainder of the change in the fair value of the investment in other comprehensive income (loss) as net unrealized losses on available-for-sale securities.

For investments in debt securities classified as available-for-sale, the Bank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss).

For improvements in impaired available-for-sale securities with an allowance for credit losses, the allowance for credit losses associated with recoveries may be derecognized up to its full amount.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of December 31, 2022 and 2021 because the securities carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

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

The Bank’s held-to-maturity securities consist of GSE debt obligations, state or local housing agency debt obligations, and MBS issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchase securities considered investment quality. All of these investments were rated double-A, or above, by a NRSRO as of December 31, 2022 and 2021, based on the lowest long-term credit rating for each security.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2022 and 2021, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee such that the Bank considers the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

The Bank manages its credit exposure to advances through an integrated approach that includes (1) establishing a credit limit for each borrower; (2) an ongoing review of each borrower’s financial condition; and (3) collateral and lending policies to limit risk of loss, while balancing each borrower’s needs for a reliable source of funding. In addition, the Bank lends to financial institutions within its district and housing associates in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The estimated fair value of the collateral required to secure each borrower’s advances is calculated by applying discounts to the fair value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank’s capital stock owned by its member borrower is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank’s overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank believes that these policies effectively manage credit risk from advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2022 and 2021.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2022 and 2021. In addition, there were no troubled debt restructurings (TDRs) related to advances as of December 31, 2022 and 2021.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not expect any credit losses on advances as of December 31, 2022 and 2021. Accordingly, the Bank has not recorded any allowance for credit losses on advances as of December 31, 2022 and 2021.

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

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
or guarantees, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2022 and 2021.

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

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was not material as of December 31, 2022 and 2021.

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

Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.

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

Premises, Equipment, and Software. Premises, equipment, and the cost of purchased software and certain costs incurred in developing computer software for internal use are recorded in “Other assets” on the Statements of Condition. The Bank records these items at cost, less accumulated depreciation or amortization. The Bank computes depreciation and amortization using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; capitalized computer software cost—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Premises, equipment, and capital computer software cost and related depreciation and amortization expense were not material to the Bank’s financial condition and results of operations for the reported periods.

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

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of December 31, 2022 or 2021.

Restricted Retained Earnings. The Joint Capital Enhancement Agreement, as amended (Capital Agreement), provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the calendar quarter. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the Bank’s restricted retained earnings minimum (i.e., one percent of the Bank’s average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. Restricted retained earnings are not available to pay dividends and are presented separately on the Statement of Condition.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 3—Recently Issued and Adopted Accounting Guidance

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting guidance not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended (ASU 2020-04)	This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	March 12, 2020 through December 31, 2024
The Bank began applying certain of the amendments related to contract modifications and hedging relationships beginning in the third quarter of 2022. The adoption of this guidance did not have a material impact on the Bank’s financial condition or results of operations.

Fair Value Hedging - Portfolio Layer Method (ASU 2022-01)	This guidance expands the current single-layer hedging method to allow multiple hedged layers of a single closed portfolio.	January 1, 2023	The adoption of this guidance did not have an impact on the Bank's financial condition or results of operations.
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)	This guidance eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss methodology while enhancing disclosure requirement for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty.	January 1, 2023	The adoption of this guidance did not have a material impact on the Bank's financial condition or results of operations.

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $8 for the years ended December 31, 2022 and 2021. There are no legal restrictions regarding the withdrawal of these funds.

Note 5—Investments in Debt Securities
Available-for-sale Securities

Major Security Type. The following table presents information on U.S. Treasury obligations that are classified as available-for-sale.

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022	$2,747	$1	$(35)	$2,713
As of December 31, 2021	$2,648	$—	$(9)	$2,639
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable that was $10 and not material as of December 31, 2022 and 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents U.S. Treasury obligations that are classified as available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2022	$—	$—	$1,564	$(35)	$1,564	$(35)
As of December 31, 2021	$1,589	$(9)	$—	$—	$1,589	$(9)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of December 31,
	2022		2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$2,649	$2,615	$—	$—
Due after one year through five years	98	98	2,648	2,639
Total	$2,747	$2,713	$2,648	$2,639
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable that was $10 and not material as of December 31, 2022 and 2021, respectively.

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale securities.

	As of December 31,
	2022	2021
Fixed-rate	$1,697	$1,598
Variable-rate	1,050	1,050
Total amortized cost	$2,747	$2,648
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable that was $10 and not material as of December 31, 2022 and 2021, respectively.

During 2020, the Bank sold all of its available-for-sale private-label mortgage-backed securities (MBS). Proceeds from the sale of the available-for-sale private-label MBS totaled $726 which resulted in a net realized gain of $82 determined by the specific identification method. There were no sales during 2022 and 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2022				2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,550	2	(34)	1,518	1,450	6	(6)	1,450
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	257	2	(23)	236	221	—	(3)	218
Government-sponsored enterprises residential	5,504	1	(166)	5,339	4,927	43	(9)	4,961
Government-sponsored enterprises commercial	15,314	—	(268)	15,046	8,475	19	(25)	8,469
Total	$22,626	$5	$(491)	$22,140	$15,074	$68	$(43)	$15,099
 ____________
(1) Excludes accrued interest receivable of $46 and $6 as of December 31, 2022 and 2021, respectively.

Redemption Terms. The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2022		2021
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$75	$75	$435	$435
Due after one year through five years	1,416	1,384	856	853
Due after five years through 10 years	60	60	100	101
Due after 10 years	—	—	60	62
Total non-mortgage-backed securities	1,551	1,519	1,451	1,451
Mortgage-backed securities	21,075	20,621	13,623	13,648
Total	$22,626	$22,140	$15,074	$15,099
 ____________
(1) Excludes accrued interest receivable of $46 and $6 as of December 31, 2022 and 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2022	2021
Non-mortgage-backed securities:
Fixed-rate	$551	$551
Variable-rate	1,000	900
Total non-mortgage-backed securities	1,551	1,451

Mortgage-backed securities:
Fixed-rate	1,881	1,888
Variable-rate	19,194	11,735
Total mortgage-backed securities	21,075	13,623
Total amortized cost (1)	$22,626	$15,074
 ____________
(1) Excludes accrued interest receivable of $46 and $6 as of December 31, 2022 and 2021, respectively.

During 2020, for strategic, economic and operational reasons, the Bank sold all of its held-to-maturity private-label MBS. The amortized cost of the held-to-maturity private-label MBS sold was $192. Proceeds from the sale of the held-to-maturity private-label MBS totaled $195, which resulted in a net realized gain of $3 determined by the specific identification method. For each of the held-to-maturity securities which were sold, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition due to prepayments or scheduled prepayments over the term of the security. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during 2022 and 2021.

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

Redemption Terms. The following table presents the Bank’s advances outstanding by redemption terms.

	As of December 31,
	2022	2021
Due in one year or less	$78,134	$21,819
Due after one year through two years	12,981	3,247
Due after two years through three years	7,982	2,236
Due after three years through four years	4,033	3,145
Due after four years through five years	2,427	3,047
Due after five years	4,752	11,433
Total par value	110,309	44,927
Deferred prepayment fees	3	(70)
Discounts	(2)	(3)
Hedging adjustments	(715)	561
Total (1)	$109,595	$45,415
___________
(1) Carrying amounts exclude accrued interest receivable of $418 and $50 as of December 31, 2022 and 2021, respectively.

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $14,442 and $1,755 as of December 31, 2022 and 2021, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2022	2021
Due or callable in one year or less	$88,759	$23,564
Due or callable after one year through two years	10,521	2,927
Due or callable after two years through three years	2,962	1,976
Due or callable after three years through four years	1,163	3,125
Due or callable after four years through five years	2,277	2,177
Due or callable after five years	4,627	11,158
Total par value	$110,309	$44,927

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $1,266 and $5,307 as of December 31, 2022 and 2021, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2022	2021
Due or convertible in one year or less	$79,317	$27,082
Due or convertible after one year through two years	12,994	3,271
Due or convertible after two years through three years	8,033	2,215
Due or convertible after three years through four years	4,012	3,137
Due or convertible after four years through five years	2,110	2,976
Due or convertible after five years	3,843	6,246
Total par value	$110,309	$44,927

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2022	2021
Fixed-rate:
Due in one year or less	$36,379	$14,715
Due after one year	13,786	20,391
Total fixed-rate	50,165	35,106
Variable-rate:
Due in one year or less	41,755	7,104
Due after one year	18,389	2,717
Total variable-rate	60,144	9,821
Total par value	$110,309	$44,927

Advance Concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, savings institutions, and insurance companies, and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $75,475, or 68.4 percent of total advances, and $32,076, or 71.4 percent of total advances, as of December 31, 2022 and 2021, respectively.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2022	2021
Medium-term (15 years or less)	$1	$2
Long-term (greater than 15 years)	119	148
Total unpaid principal balance	120	150
Discounts	—	(1)
Total mortgage loans held for portfolio (1)	120	149
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$120	$149
____________
(1) Excludes accrued interest receivable of $1 as of December 31, 2022 and 2021.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2022	2021
Conventional mortgage loans	$109	$137
Government-guaranteed or insured mortgage loans	11	13
Total unpaid principal balance	$120	$150

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans, which is not material for the periods presented.

	For the Years Ended December 31,
	2022	2021	2020
Balance, beginning of year	$—	$1	$1
Reversal of provision for credit losses	—	(1)	—
Balance, end of year	$—	$—	$1

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2022(2)	As of December 31,2021(3)
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	4	7
Total past due mortgage loans	7	10
Current mortgage loans	102	126
Total conventional mortgage loans	$109	$136
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of December 31, 2022 and 2021.
(2) Represents conventional mortgage loans originated prior to 2018.
(3) Represents conventional mortgage loans originated prior to 2017.

The following tables present the other delinquency statistics for all mortgage loans.

	As of December 31, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.01%	6.84%	4.26%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$4	$—	$4

	As of December 31, 2021
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at recorded investment:
In process of foreclosure (1)	$—	$—	$—
Seriously delinquent rate (2)	4.70%	6.26%	4.83%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$6	$—	$6
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
(4) As of December 31, 2022 and 2021, none of conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, was greater than the amortized cost of the loans.

A TDR is considered to have occurred when a concession that would not have been considered otherwise is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. A conventional residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower’s obligation to the Bank is also considered a TDR. The amount of TDRs was not material as of December 31, 2022 and 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 8—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,181,743 and $652,862 as of December 31, 2022 and 2021, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the U.S. or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $151,236 and $78,321 as of December 31, 2022 and 2021, respectively, compared to a book value of $141,510 and $71,692 in consolidated obligations as of December 31, 2022 and 2021, respectively.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2022	2021
Simple variable-rate	$51,525	$16,400
Fixed-rate	46,561	27,751
Step up/down	6,115	2,295
Total par value	$104,201	$46,446

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2022		2021
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$62,408	4.13	$16,640	0.16
Due after one year through two years	14,210	1.43	2,110	0.55
Due after two years through three years	9,986	1.96	10,700	0.81
Due after three years through four years	8,701	1.20	4,720	0.67
Due after four years through five years	6,135	2.61	7,829	0.94
Due after five years	2,761	2.37	4,447	1.76
Total par value	104,201	3.17	46,446	0.67
Premiums	8		10
Discounts	(13)		(17)
Hedging adjustments	(2,467)		(253)
Total	$101,729		$46,186

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2022	2021
Noncallable	$62,050	$22,053
Callable	42,151	24,393
Total par value	$104,201	$46,446

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2022	2021
Due or callable in one year or less	$98,320	$40,712
Due or callable after one year through two years	2,610	1,778
Due or callable after two years through three years	1,330	1,674
Due or callable after three years through four years	587	1,090
Due or callable after four years through five years	133	3
Due or callable after five years	1,221	1,189
Total par value	$104,201	$46,446

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2022	$39,781	$40,005	4.00
As of December 31, 2021	$25,506	$25,507	0.04

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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2022, 2021, or 2020. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2022, 2021, or 2020. The Bank had outstanding principal in AHP-related advances of $10 and $12 as of December 31, 2022 and 2021, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents a rollforward of the Bank’s AHP liability.

	For the Years Ended December 31,
	2022	2021	2020
Balance, beginning of year	$61	$82	$89
AHP assessment	21	15	28
AHP non-statutory contribution	5	—	—
Subsidy usage, net	(28)	(36)	(35)
Balance, end of year	$59	$61	$82
In 2022, the Bank made a $5 voluntary non-statutory contribution to its AHP.

Note 10—Capital

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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amounts paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2022 and 2021. Total regulatory capital does not include accumulated other comprehensive income (loss) but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2022		2021
	Required	Actual	Required	Actual
Risk-based capital	$801	$7,680	$814	$4,612
Total regulatory capital ratio	4.00%	5.07%	4.00%	5.86%
Total regulatory capital	$6,065	$7,680	$3,150	$4,612
Leverage capital ratio	5.00%	7.60%	5.00%	8.79%
Leverage capital	$7,581	$11,520	$3,937	$6,918

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank’s Capital Plan provides for three subclasses of Class B stock, as follows:

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

Subclass B1 capital stock. As of December 31, 2022, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.05 percent (five basis points) of the member’s total assets as of December 31, 2021, subject to a cap of $15. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31.

Subclass B2 capital stock. The Bank’s board of directors approved an adjustment to the activity-based stock requirement from 3.75 percent to 4.25 percent of the member’s outstanding par value of advances. This change became effective as of December 5, 2022. As of December 31, 2022, the advances activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•4.25 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004, although none of these investments were outstanding as of December 31, 2022.

The advances activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2022 and 2021.

Subclass B3 capital stock. As of December 31, 2022, the standby letters of credit activity-based requirement was an amount equal to 0.10 percent (10 basis points) of members’ outstanding standby letters of credit. As of December 31, 2021, the standby letters of credit activity-based stock requirement was not yet in effect.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2022 and 2021, the Bank’s excess capital stock did not exceed one percent of its total assets.

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

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2022, 2021, and 2020.

	2022		2021		2020
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$22	3.70	$30	3.72	$76	5.93
Second quarter	23	3.74	27	3.69	70	5.53
Third quarter	33	4.11	23	3.67	58	4.35
Fourth quarter	51	5.30	23	3.70	35	4.00
Total	$129	4.34	$103	3.70	$239	5.03

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 11—Accumulated Other Comprehensive Loss
The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$—	$41	$(19)	$22
Other comprehensive income before reclassifications:
Adoption of ASU 2016-13 as amended	41	(41)	—	—
Net unrealized gains on available-for-sale securities	41	—	—	41
Actuarial loss	—	—	(2)	(2)
Reclassification from accumulated other comprehensive income to net income:
Net unrealized gains on available-for-sale securities	(82)	—	—	(82)
Amortization of pension and postretirement (1)	—	—	5	5
Net current period other comprehensive (loss) income	—	(41)	3	(38)
Balance, December 31, 2020	—	—	(16)	(16)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	(9)	—	—	(9)
Actuarial loss	—	—	(3)	(3)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	—	12	12
Net current period other comprehensive (loss) income	(9)	—	9	—
Balance, December 31, 2021	(9)	—	(7)	(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(25)	—	—	(25)
Actuarial gain	—	—	6	6
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	—	1	1
Net current period other comprehensive (loss) income	(25)	—	7	(18)
Balance, December 31, 2022	$(34)	$—	$—	$(34)
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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2021. The contributions made by the Bank during 2022 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2021, and contributions made during 2021 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2020.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2022	2021	2020
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5	$7	$31
Pentegra Plan funded status as of July 1(1)	118.87%	130.59%	108.50%
Bank’s funded status as of July 1	145.40%	157.71%	130.19%
____________
(1) The Pentegra Plan’s funded status as of July 1 is preliminary and may increase because the plan’s participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2023 for the plan year ended June 30, 2022 and through March 15, 2022 for the plan year ended June 30, 2021). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2024 for the plan year July 1, 2022 through June 30, 2023 and April 2023 for the plan year July 1, 2021 through June 30, 2022. Form 5500 was filed in April 2022 for the plan year July 1, 2020 through June 30, 2021.

The Bank also participates in a qualified defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $3 to this plan during each of the years ended December 31, 2022, 2021, and 2020.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributions to this plan were not material during each of the years ended December 31, 2022, 2021, and 2020.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank’s minimum obligation from this plan was $4 and $6 as of December 31, 2022 and 2021, respectively. Operating expense includes deferred compensation and accrued earnings that were not material for each of the years ended December 31, 2022, 2021, and 2020.

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits.

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was $24 and $30 as of December 31, 2022 and 2021, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were not material for the years ended December 31, 2022, 2021 and 2020. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of $7, $9, and $3 for the years ended December 31, 2022, 2021, and 2020, respectively.

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
The Bank transacts most of its derivatives with counterparties that are large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse).

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
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received or paid by the Bank in most derivative transaction agreements is SOFR or the overnight indexed swap rate.
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
Investments. Investment securities may be classified as trading, available-for-sale, or held-to-maturity. The interest-rate and prepayment risk associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Derivatives held by the Bank that are associated with trading and held-to-maturity securities are designated as a non-qualifying hedge and derivatives held by the Bank associated with available-for-sale securities may qualify as either a fair value hedge or a cash flow hedge, or may be designated as a non-qualifying hedge.
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

	As of December 31,
	2022			2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$77,673	$44	$2,506	$46,340	$2	$453
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	63	3	1	64	1	1
Interest-rate caps or floors	4,000	—	—	4,000	1	1
Total derivatives not designated as hedging instruments	4,063	3	1	4,064	2	2
Total derivatives before netting and collateral adjustments	$81,736	47	2,507	$50,404	4	455
Netting adjustments and cash collateral (2)		232	(2,482)		327	(433)
Derivative assets and derivative liabilities		$279	$25		$331	$22
___________
(1)Includes variation margin for daily settled contracts of negative $739 and positive $300 as of December 31, 2022 and 2021, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $2,714 and $759 as of December 31, 2022 and 2021, respectively. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2022 and 2021.

The following tables present the net (losses) gains on fair value hedging relationships.

	For the Year Ended December 31, 2022
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,748	$(1,345)	$(805)
Changes in fair value:
Hedged items	(1,105)	2,226	10
Derivatives	1,318	(2,222)	(9)
Net changes in fair value	213	4	1
Net interest settlements on derivatives (1) (2)	(17)	(187)	—
Amortization/accretion of active hedging relationships	(185)	(12)	(32)
Other	4	—	—
Total net interest income effect from fair value hedging relationships	$15	$(195)	$(31)
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2021
	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$306	$(155)
Changes in fair value:
Hedged items (2)	$(905)	$309
Derivatives	1,030	(317)
Net changes in fair value	125	(8)
Net interest settlements on derivatives (1) (2)	(331)	113
Amortization/accretion of active hedging relationships	(99)	—
Other	(19)	—
Total net interest income effect from fair value hedging relationships	$(324)	$105
____________
(1) Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2) Excludes the interest income/expense of the respective hedged items.

	For the Year Ended December 31, 2020
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$870	$(582)	$(357)
Changes in fair value:
Hedged items (2)	$922	$(18)	$—
Derivatives	(886)	20	—
Net changes in fair value	36	2	—
Net interest settlements on derivatives (1) (2)	$(341)	$41	$39
Amortization/accretion of active hedging relationships	(56)	(2)	—
Other	(4)	—	—
Total net interest income effect from fair value hedging relationships	$(365)	$41	$39
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

	As of December 31, 2022
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$18,533	$(711)	$(4)	$(715)
Available-for-sale Securities	100	—	—	—
Consolidated obligations:
Bonds	48,521	(2,461)	(6)	(2,467)
Discount notes	11,475	(10)	—	(10)
____________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2021
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$21,293	$492	$69	$561
Consolidated obligation Bonds	25,256	(252)	(1)	(253)
____________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains (losses) on derivatives recorded in noninterest income on the Statements of Income.

	For the Years Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments:
Interest-rate swaps	$—	$1	$(4)
Net interest settlements	2	—	(2)
Net gains (losses) on derivatives	$2	$1	$(6)

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

	As of December 31,
	2022		2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$21	$2,496	$4	$451
Cleared derivatives	26	11	—	4
Total gross recognized amount	47	2,507	4	455
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(19)	(2,471)	(3)	(429)
Cleared derivatives	251	(11)	330	(4)
Total gross amounts of netting adjustments and cash collateral:	232	(2,482)	327	(433)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	2	25	1	22
Cleared derivatives	277	—	330	—
Total net amounts after netting adjustments and cash collateral	279	25	331	22
Non-cash collateral received or pledged not offset- cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	2	25	1	22
Cleared derivatives	277	—	330	—
Total net unsecured amount (1)	$279	$25	$331	$22
_______________
(1)The Bank’s net credit exposure was not material as of December 31, 2022 and 2021, due to instances where the Bank’s pledged collateral to a counterparty exceeded the Bank’s net derivative liability position._________
(1)T
Note 14—Estimated Fair Values

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2022 and 2021.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of December 31, 2022 and 2021.

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of December 31, 2022 and 2021.

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

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “resultant” price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the resultant price. Alternatively, if the analysis does not provide evidence that an outlier (or some other price identified in the analysis) is more representative of the fair value, and the resultant price is the best estimate, then the resultant price is used as the final price. In all cases, the final price is used to determine the fair value of the security

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no resultant price, and the final price is determined by an evaluation of all outlier prices as described above.

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2022 and 2021. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2022 and 2021. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

	As of December 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$141	$141	$141	$—	$—
Interest-bearing deposits	1,277	1,277	—	1,277	—
Securities purchased under agreements to resell	6,250	6,250	—	6,250	—
Federal funds sold	8,036	8,036	—	8,036	—
Available-for-sale securities (1)	2,713	2,713	—	2,713	—
Held-to-maturity securities	22,626	22,140	—	22,140	—
Advances	109,595	109,424	—	109,424	—
Mortgage loans held for portfolio, net	120	115	—	115	—
Accrued interest receivable	477	477	—	477	—
Derivative assets (1)	279	279	—	47	232
Grantor trust assets (included in Other assets) (1)	29	29	29	—	—
Liabilities:
Interest-bearing deposits	1,821	1,821	—	1,821	—
Consolidated obligations, net:
Discount notes	39,781	39,776	—	39,776	—
Bonds	101,729	101,240	—	101,240	—
Accrued interest payable	481	481	—	481	—
Derivative liabilities (1)	25	25	—	2,507	(2,482)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,037,537 and $580,909 as of December 31, 2022 and 2021, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2022 and 2021. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2022 and 2021.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2022			2021
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,103	$5,943	$9,046	$3,757	$3,914	$7,671
Commitments to fund additional advances	318	—	318	96	38	134
Unsettled consolidated obligation bonds, at par (2)	5,277	—	5,277	80	—	80
____________
(1)“Expire Within One Year” includes 22 standby letters of credit for a total of $49 and 19 standby letters of credit for a total of $15 as of December 31, 2022 and 2021, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $22 and $16 as of December 31, 2022 and 2021, respectively.

The Bank’s operating expenses include net rental costs of $1 for each of the years ended December 31, 2022, 2021, and 2020. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
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

	As of December 31, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,277	23.67	$29,702	26.93	$—	—

	As of December 31, 2021
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$298	12.49	$7,506	16.71	$—	0.02
TIAA, FSB	277	11.61	6,946	15.46	1	0.05

Note 17—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2022 and 2021. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2022, 2021, and 2020.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2022	2021	2020
Investing activities:
Loans to other FHLBanks	$(4,300)	$(780)	$(500)
Principal collected on loans to other FHLBanks	4,300	780	500
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$4,080	$25	$—
Payments of short-term borrowings from other FHLBanks	(4,080)	(25)	—
Net change in borrowings from other FHLBanks	$—	$—	$—
Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these mortgage loans was $22 and $25 as of December 31, 2022 and 2021, respectively.

Note 18— Subsequent Events

On January 26, 2023, the Bank’s board of directors approved a fourth quarter 2022 cash dividend at an annualized rate of 6.37 percent. The Bank paid the fourth quarter 2022 dividend on February 2, 2023 in the amount of $78.

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

As of December 31, 2022, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2022, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2023, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. In 2022, the Bank’s board of directors was comprised of eight member directors and six independent directors.

All individuals serving as Bank directors must be U.S. citizens. At least a majority of the directors must be member directors and not less than two-fifths must be independent directors. Under the FHLBank Act, as amended by the Housing and Economic Recovery Act, and Finance Agency regulations, the term of office of each director is four years, subject to certain adjustments to achieve a staggered board. Any director that has been elected to three consecutive full terms is not eligible for election to directorship for any term that begins within two years of the expiration of the third term.

The board of directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election. The Bank prepares and delivers a ballot to each member that was a member as of the record date.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2022, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2022 election notification process.

Table of Content

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

For independent directorships, candidates are elected on a district-wide basis, and the candidate(s) receiving the most votes is declared the winner. Candidates running unopposed must receive at least 20 percent of the number of votes eligible to be cast. If an unopposed candidate receives less than 20 percent of eligible votes, a new election must be conducted.

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

Table of Content

The following table presents information regarding each of the Bank’s directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Eduardo J. Arriola(1)	50	2022	12/31/2026	(5)(8)(10)(11)
Suzanne S. DeFerie(1)	66	2015	12/31/2024	(12)
R. Thornwell Dunlap, III(1)	65	2016	12/31/2023	(13)
William C. Handorf(2)	78	2007	12/31/2023	(5)(7)(8)(9)
Scott C. Harvard(1)(4)	68	2017	12/31/2024	(6)(7)(8)(10)
Kim C. Liddell(1)	62	2015	12/31/2026	(6)(8)(9)(11)
William L. Lusk, Jr.(1)	54	2022	12/31/2025	(5)(7)(8)(9)
Kathleen C. McKinney(2)	68	2023	12/31/2026	(5)(8)(9)(11)
Brian P. McLaughlin(2)(3)	49	2022	12/31/2025	(6)(8)(10)(11)
Edwina L. Payne(2)	59	2021	12/31/2024	(5)(7)(8)(10)
John B. Rucker(2)	71	2017	12/31/2023	(6)(8)(10)(11)
Kim D. Saunders(2)(3)	62	2021	12/31/2024	(5)(8)(9)(11)
James M. Stubbs(1)	60	2022	12/31/2025	(6)(7)(8)(9)
Richard A. Whaley(1)	63	2013	12/31/2026	(6)(7)(8)(10)
____________
(1)Member Director
(2)Independent Director
(3)Public Interest Director
(4)Mr. Harvard previously served as a director from 2003-2012.
(5)Member of Audit Committee
(6)Member of Credit and Member Services Committee
(7)Member of Enterprise Risk and Operations Committee
(8)Member of Executive Committee
(9)Member of Finance Committee
(10)Member of Governance and Compensation Committee
(11)Member of Housing and Community Investment Committee
(12)Vice chair of Executive Committee and ex officio member of all board committees
(13)Chair of Executive Committee and ex officio member of all board committees

Chair of the board, R. Thornwell Dunlap, III has served as president and chief executive officer of Countrybank since 1995 and chair of its holding company, TCB Corporation (TCB), since 2001. In his capacity as chair of TCB, Mr. Dunlap is a director of Greenwood Capital Associates, LLC, a registered investment advisory firm, owned by TCB. He is past chair of the South Carolina Banks Association and is a past chair of the Independent Banks of South Carolina. Mr. Dunlap is the past chair of Greenwood Partnership Alliance and served on the Piedmont Technical College Foundation Board of Directors. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chair of the Greenwood Rotary Club. He currently serves as chair of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Vice chair of the board, Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ: FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ: ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves a member of the board of directors for First Bancorp. Prior to becoming president and chief executive officer of Asheville Savings Bank and ASB Bancorp, Inc., Ms. DeFerie was executive vice president and chief financial officer of Asheville Savings Bank for 16 years. She currently serves as vice chair of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Table of Content

Eduardo J. (“Eddy”) Arriola has served as Executive Vice President and Market Executive of SeacoastBank since October 2022 when it acquired Apollo Bank. He was the founder, the chair of the board, and chief executive officer of Apollo Bank, a community bank in Miami focused on serving entrepreneurs, small businesses, family owned businesses, and professionals. Mr. Arriola acted as chair of the board and chief executive officer, until its acquisition by Seacoast Bank. He served two terms a board member of the Miami Branch of the Federal Reserve Bank of Atlanta from 2017 to 2022 and is a past board member of the Florida Bankers Association and BankServ. Mr. Arriola served as an investor and member of the board of directors of Total Bank from 2002 to 2007, and prior to founding Apollo Bank in 2010, he was involved in several entrepreneurial businesses in the technology and business service industries. He is the co-founder of Inktel, a 3,000 employee call center firm based in Miami, served as director of creative services for Avanti Case-Hoyt, a national graphic arts and printing firm, and served as a board member for gMed, a leading firm in the medical office automation space. Mr. Arriola has been a leader in matters involving international policy and commerce. He serves as the chair of the board of the Inter-American Foundation (IAF), an independent U.S. government agency created to support grassroots development in Latin America and the Caribbean. He was appointed to the IAF board by the president and confirmed by the U.S. Senate in 2012 and has continued in the role since then. Mr. Arriola has supported many local community programs and served on the board of several organizations. He received his bachelor of arts in history from Boston College and is a graduate of the Owner/President Management Program of Harvard Business School. He is also a nearly 20-year member of the Young President’s Organization. Mr. Arriola currently serves as vice chair of the Governance and Compensation Committee.

William C. Handorf, Ph.D. has served as a professor of finance, banking and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. He is a disabled veteran having been wounded while serving as a First Lieutenant with the U.S. Army in Vietnam. His experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director. Mr. Handorf currently serves as chair of the Audit Committee of the Bank’s board.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (NASDAQ: FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chair from 2007-2012. He also served on the Council of Federal Home Loan Banks. He is a director of Community Bankers Bank Financial Corp. and its subsidiary, Community Bankers Bank in Richmond, Virginia. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a vice president of Virginia Savings Bank from 2009 to 2011. He previously served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, serving as its chair in 2018-19, and currently serves as a member of the board. He also serves as board chair of the Virginia Bankers Association Education Foundation. Mr. Harvard has served on numerous nonprofit boards over his career, including most recently the United Way of Northern Shenandoah Valley, Shenandoah Valley Westminster Canterbury and the Shenandoah Valley Westminster Canterbury Foundation, the Top of Virginia Chamber of Commerce, and Shrine Mont. Mr. Harvard currently serves as chair of the Enterprise Risk and Operations Committee of the Bank’s board.
Kim C. Liddell has served as a director of BayVanguard Bank since October 31, 2020. He previously served as president and chief executive officer of 1880 Bank, formerly known as the National Bank of Cambridge, in Cambridge, Maryland, from 2010, and as chair of the board since April 2011, until its acquisition BayVanguard Bank in October, 2020. From 2004 to 2009, Mr. Liddell served as chief operating officer and executive vice president of Cardinal Financial Corporation (CFNL) and Cardinal Bank. Mr. Liddell was a director of Delmarva Bancshares, Inc. from 2010 to 2020, until its sale to BVFL. Mr. Liddell has been a director of BVFL since 2020. Mr. Liddell also served as a board member of the Maryland Bankers Association from 2012 to 2020, Virginia Bankers Association’s Member Services, Inc. from 2006 to 2009, Junior Achievement of the National Capital Area, Business in Education Partnership with the Falls Church City Public Schools, Arlington County Chamber of Commerce, Celebrate Fairfax, Dorchester County Chamber of Commerce, Leadership Fairfax and the Federal Reserve Bank of Richmond’s Community Depository Institutions Advisory Council. Mr. Liddell currently serves on the board of Dorchester General Hospital Foundation. Mr. Liddell currently serves as chair of the Finance Committee of the Bank’s board.

William L. (“Chip”) Lusk, Jr. has served as chief executive officer of the IDB Global Federal Credit Union since 2016. Prior to leading IDB Global, Mr. Lusk was chief operating officer and chief financial officer for Georgia’s Own Credit Union from 2011 to 2015. From 1999 to 2011, he served as chief financial officer, executive vice president, and secretary of the board of First Security Group, Inc. (NASDQ: FSGI) and FSGBank, NA. From 1991 to 1999, he served in various roles, including vice president, controller, and director of strategic planning, for Pioneer Bancshares, Inc., an

Table of Content

SEC registrant, and Pioneer Bank. He is currently a member of the District of Columbia Financial Literacy Council and a member of the Finastra Phoenix Client Advisory Board. Previously, Mr. Lusk served on the DC Credit Union Foundation Board, Habitat for Humanity Board, the YoungLife Committee, the Episcopal Migration Ministries and the Rotary Club. Mr. Lusk currently serves as vice chair of the Audit Committee of the Bank’s board.

Kathleen C. McKinney is Senior Counsel, Public Finance, of Haynsworth Sinkler Boyd, P.A. She has been an attorney with Haynsworth Sinkler Boyd since 1995 and was previously associated with the McNair Law firm from 1981 until 1995. She served as an independent director of the FHLBanks Office of Finance Board of Directors from 2010 until 2022. Ms. McKinney assists healthcare and educational institutions in mergers, acquisitions, expansions and affiliations, with a focus on addressing legal strategies for taxable and tax-exempt debt and other financing options. She has also been bond, issuers’, disclosure and underwriters’ counsel in revenue bond issues, resulting in $4 billion of capital investment in South Carolina in the past three years. She serves as bond counsel for many of South Carolina’s leading hospitals. Ms. McKinney also serves as bond counsel for colleges and universities, charter schools, foundations and continuing care retirement and life care projects. She has assisted in establishing best practices in corporate governance for public and nonprofit institutions. She is immediate past chair of Spartanburg Methodist College Board of Trustees and immediate past chair of the Woodlands at Furman and serves on the Endowment Committee of the Metropolitan Arts Council in Greenville. Ms. McKinney’s extensive legal and regulatory experience on financing transactions as well as her experience on board of directors of the Office of Finance for 12 years supported her nomination as an independent director. Ms. McKinney currently serves as vice chair of the Finance Committee of the Bank’s board of directors.

Brian P. McLaughlin has served as president of Enterprise Community Development, Inc. since 2019. Enterprise Community Development is headquartered in Baltimore, MD and is among the 10 largest nonprofit providers of affordable housing in the United States. In 2014 Mr. McLaughlin co-founded Lantian Development, Inc, a Maryland real estate investment and development firm, where he served as founding CEO and later as chief investment officer until his departure in 2019. Across his 25-year career, Mr. McLaughlin served in various technical and leadership roles in mission driven organizations seeking to expand housing and economic opportunity, including eight years in various roles at Fannie Mae (from 2000-2003 and again later from 2006-2011). From 2003-2006, Mr. McLaughlin was Assistant Secretary of the Maryland Department of Housing and Community Development, where he led its division responsible for neighborhood revitalization programs and investment. He has served on the boards of Neighborhood Housing Services of Baltimore, the Fund for Educational Excellence, the Community Preservation and Development Corporation, and currently serves on the board of Northern Virginia Affordable Housing Alliance since 2022 and the Baltimore Branch Board of the Federal Reserve Bank of Richmond since 2022. Mr. McLaughlin’s expertise in the area of affordable housing, his breadth of experience and deep understanding of the inequities in the housing market, his regulatory and credit experience, as well as his experience with government sponsored enterprises, supported his nomination as an independent and public interest director. Mr. McLaughlin currently serves as vice chair of the Housing and Community Investment Committee of the Bank’s board.

Edwina L. Payne is a retired Chief Information Officer. She most recently served as Executive Vice President and Chief Information Officer for Varsity Brands retiring in 2021. She served as Senior Vice President, Technology Strategy & Enterprise Portfolio, McKesson Corporation, from 2019 to 2020, in which she was responsible for the McKesson technology strategy, enterprise portfolio management, enterprise architecture, asset management and organization effectiveness functions for McKesson IT globally. Ms. Payne has served in numerous executive information technology leadership positions, including service as Chief Information Officer of Avanos Medical from 2017 to 2019 and Chief Information Officer for Zimmer Biomet and Zimmer Inc. from 2010 to 2016. Her experience includes broad global supply chain and life sciences environments, including global IT and supply chain leadership positions at Johnson and Johnson from 2003 to 2010 and Kellogg Company from 1986 to 1998, where her roles included assignments in Brazil and Mexico. Ms. Payne currently serves on the Industrial Advisory Board for Purdue University, School of Computer Technology and the Dean’s Council for Purdue University, College of Technology. In addition, she currently serves on the Marian University Technology Advisory Board, and the Inspiredu Board in Atlanta. Ms. Payne was a Georgia CIO of the Year Finalist in 2018. Ms. Payne’s experience in audit, risk management, and information technology supported her nomination as an independent director. Ms. Payne currently serves as vice chair of the Enterprise Risk and Operations Committee of the Bank’s board.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chair from 2014 to 2015 and as its chair in 2016. Mr. Rucker also serves on the board of CAHEC since 2022, an affordable housing tax-credit syndicator. Mr. Rucker’s experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an

Table of Content

independent director. Mr. Rucker currently serves as the chair of the Governance and Compensation Committee of the Bank’s board.

Kim D. Saunders is the Co-Founder and Co-Managing Director of Legacy Two Advisors (LTA). LTA, founded in 2016, is an investment management firm whose mission is to build generational wealth in communities of color. Previously, she served as President and CEO of the National Bankers Association (NBA) since 2018-2021, including service as a director since 2013-2021. The NBA is the premier trade association for the nation’s minority banks. Previously, Ms. Saunders served in executive leadership roles in minority depository institutions and community development financial institutions, which are mission driven organizations that expand economic opportunity for underserved people and communities. These institutions are focused on serving community and consumer interests in banking services, credit needs, and housing, in areas that are usually economically distressed. From 2007-2014, Ms. Saunders served as Director, President and CEO of M&F Bancorp, Inc. and Mechanics & Farmers Bank. Prior to that, she served as President and CEO, Consolidated Bank & Trust Company from 2003-2007, and Executive Vice President and Chief Lending Officer, City First Bank of D.C. from 1998-2003. Ms. Saunders currently serves on Citibank’s NMTC Corporation-Community Development Entity Advisory Board since 2019 and on the National Foundation for Credit Counseling Envisioning Home Ownership Housing Advisory Committee since 2019. From 2004-2006, she served on the Virginia Fair Housing Board and from 2009-2015 she served on the board of the United Way of the Greater Triangle. Ms. Saunders’ experience with MDIs and CDFIs, which are organizations that are typically focused on community and consumer interests in banking services, credit needs, and housing, in areas that are typically economically distressed, supported her nomination as an independent and public interest director. Ms. Saunders currently serves as the chair of the Housing and Community Investment Committee of the Bank’s board.

James M. (“Jimmy”) Stubbs has served as chief executive officer and director of River Bank & Trust since its formation in 2006, and as a director of its holding company, River Financial Corporation (OTC: RVRF), since 2006. Mr. Stubbs is the past chair of the Alabama Bankers Association from June 2020 to June 2021. He currently serves as a board member for the Business Council of Alabama, the Montgomery Area Committee of 100, the Montgomery Area Committee of the Arts, the Montgomery Area Chamber of Commerce, and the YMCA of Montgomery Endowment Foundation. Mr. Stubbs is a Leadership Alabama Class of 2007 alumnus and a member of the River Region United Way’s Tocqueville Society and the Wetumpka Lions Club. He is a lifetime member of the Auburn Alumni Association and the Alabama Cattlemen’s Association. He graduated from Auburn University with a BS degree in 1985 and obtained an executive MBA degree from Troy University in 2005. He currently serves as vice chair of the Credit and Member Services Committee of the Bank’s board.

Richard A. Whaley has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chair of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chair of the South Georgia Technical College Foundation from 2008 to 2010. He currently serves as chair of the Georgia Bankers Association Insurance Trust, Inc. and is a veteran of the U.S. Army. Mr. Whaley served as Chair of the Council of FHLBanks in 2020. He currently serves as chair of the Credit and Member Services Committee of the Bank’s board.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the Who We Are - Investor Relations - Governance section of the Bank’s Internet website at http://corp.fhlbatl.com/who-we-are/investor-relations/. Any amendments to, or waivers under, the Bank’s Code of Conduct that are required to be disclosed pursuant to the SEC’s rules will be disclosed on the Bank’s website.

Director Independence, Compensation Committee, Audit Committee, and Audit Committee Financial Expert

General

The board of directors of the Bank is required to evaluate the independence of the directors as described under the Independent Directors heading above, and under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, SEC rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors under Finance Agency Regulations. None of the Bank’s directors is an “inside” director. That is,

Table of Content

none of the Bank’s directors is a Bank employee or officer. Further, as the Bank’s capital stock may only be owned by members, former members, and certain non-members, the Bank’s directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to, and does, engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence for Audit Committee composition

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 10, 2023, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 10, 2023, directors Handorf, McKinney, McLaughlin, Payne, and Rucker are each an independent director. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution may routinely engage in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards. Similarly, because Ms. Saunders is a general partner in a fund that may provide capital investments in Bank MDI members, who are able to transact business with the Bank, the board has determined that she would not meet the independence criteria under the NYSE independence standards after any such investment.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, DeFerie, Rucker, Arriola, Harvard, McLaughlin, Payne and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 10, 2023, each of directors Handorf, McKinney, McLaughlin, Payne, and Rucker was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Ms. Saunders was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Dunlap, DeFerie, Handorf, Lusk, Arriola, McKinney, Payne and Saunders. The board determined that, as of March 10, 2023, each of directors Handorf, McKinney and Payne was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee or Ms. Saunders was independent under such standards. The board also determined that each of directors DeFerie, Dunlap, Handorf, Lusk, Arriola, McKinney and Saunders is an “audit committee financial expert” within the meaning of the SEC rules.

Table of Content

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 10, 2023, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

Board Leadership Structure and Risk Oversight

The directors are nominated and elected in accordance with applicable law and Finance Agency regulations. As required by applicable law, the chair and vice chair of the board are elected by a majority of all the directors of the Bank from among the directors of the Bank for two year terms, and since Bank officers may not serve as directors of the Bank, neither the board chair or vice chair position can be filled by the president and chief executive officer of the Bank.

The board of directors establishes the Bank’s risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting its risk appetite and RMP. The board reviews the risk appetite report on a quarterly basis and approves any changes as appropriate. The board receives regular updates on the Bank’s key risks including an independent risk assessment. The board reviews the RMP at least annually and approves any amendments to it as appropriate. For further discussion of the risk appetite and the RMP, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management. The board works with management to align the Bank’s strategic activities and objectives within the parameters of the risk appetite framework and the RMP. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

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

•Enterprise Risk and Operations Committee oversees the Bank’s enterprise risk management functions, operations, information technology, cybersecurity and other related matters.

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

Table of Content

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2022 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2022 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Kirk R. Malmberg	62	President and Chief Executive Officer
Haig H. Kazazian, III	57	Executive Vice President and Chief Financial Officer
Alp E. Can	47	Executive Vice President and Chief Risk Officer
K. Annette Hunter	58	Executive Vice President and Director of Business Operations
Reginald T. O’Shields	52	Executive Vice President and Chief Legal and Compliance Officer
Jefrino Afonso	59	Senior Vice President and Chief Information Officer
Joel C. Badger	56	Senior Vice President and Chief Audit Officer
Scott M. Brennan	46	Senior Vice President and Director of Sales
Sharon B. Cook	44	Senior Vice President and Chief Marketing Officer
Arthur L. Fleming	64	Senior Vice President and Director of Community Investment Services
Dawn Gehring	50	Senior Vice President and Chief Human Resources Officer
Leslie H. Schreiner	59	Senior Vice President and Chief Diversity, Equity and Inclusion Officer
William T. Shaw	51	Senior Vice President and Controller

Kirk R. Malmberg has served as president and chief executive officer since May 28, 2021. He previously served as executive vice president and chief operating officer from November 2019 through November 2020, overseeing the Bank’s member sales and outreach, community investment services, accounting, financial reporting, financial operations management, investment and derivatives operations, treasury and information technology. He served as executive vice president and chief financial officer from April 2011 through October 2019. From 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank’s mortgage programs. He joined the Bank in 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

Haig H. Kazazian, III has served as chief financial officer since 2019 and promoted to executive vice president effective January 1, 2022, having previously served as senior vice president and treasurer since 2013. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product Development in 2001, First Vice President in 2005, manager of national accounts and capital markets trading in 2009, and manager of treasury analysis and national accounts sales and trading in 2011, and senior vice president in 2014. Mr. Kazazian oversees the Bank’s business operations, accounting services, member sales, trading and education, and treasury function. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Alp E. Can has served as chief risk officer since 2017, directing the Bank's enterprise risk management function. Since 2019, Mr. Can also oversees the Bank’s credit and collateral services and collateral risk management operations. Mr. Can has served as executive vice president effective January 1, 2020, having served as senior vice president since 2018. He is responsible for overseeing enterprise-wide risk assessment and reporting functions, credit risk, financial risk modeling, as well as model validation efforts for the Bank. Mr. Can joined the Bank in 2005 as an asset liability analyst in the financial risk management and modeling department. He was promoted to first vice president and manager of financial risk modeling in 2013 and to director of enterprise risk management in 2014. Mr. Can earned a bachelor’s degree in economics from the University of Istanbul, and an M.S. in mathematical risk management and M.B.A.- Finance, each from Georgia State University.

Table of Content

K. Annette Hunter was promoted to executive vice president, effective on January 1, 2023. Prior to her promotion, she had served as senior vice president, director of business operations since November 1, 2019, and also served as senior vice president, director of accounting operations since 2006. Ms. Hunter was promoted in that role from first vice president to senior vice president in 2015. In that role, Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances, stock and purchased mortgage portfolios, as well as managing the operations of wires, safekeeping and shareholder support. Ms. Hunter joined the Bank in 2002 as manager of derivative and investment operations. Prior to joining the Bank, she served in various managerial accounting roles at Mirant Corporation, Louis Dreyfus Energy Corporation and Continental Hydraulic Hose. Ms. Hunter earned a B.S. in business administration from The Ohio State University and an M.B.A. from Kennesaw State University. She is a certified public accountant.

Reginald T. O’Shields has served as chief legal and compliance officer since February 14, 2022, director of enterprise solutions in 2019 and executive vice president effective January 1, 2020, having previously served as senior vice president and general counsel since 2011 and chief compliance and ethics officer since 2018. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, corporate communications, marketing, government and industry relations, and community investment services. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services in January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Jefrino Afonso joined the Bank as senior vice president, chief information officer on April 25, 2022. In this role, he oversees all aspects of the Bank’s information technology, including information security, infrastructure, operations, support center, telephony, software development, and enterprise architecture. Prior to joining the Bank, Afonso spent 16 years with Elavon, a division of US Bank, where he was responsible for various technology systems servicing internal and external customers. Previously, in 2005 Afonso worked as an independent mergers and acquisitions consultant for CompuCredit, a financial services provider, and was chief information officer/executive director for Associated Hygienic Products, a paper product manufacturing company, from 2001 to 2004. Afonso earned a B.S. in mathematics from St. Xavier’s College in Mumbai, India, and a B.S. in computer science from Loyola University in New Orleans.

Joel C. Badger has served as chief audit officer since November 29 , 2019, having been promoted from first vice president to senior vice president effective January 1, 2020. He gained audit responsibility for information technology in 2014 and has served as deputy chief audit officer since 2016. In his current role, he is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Badger reports directly to the audit committee of the board of directors. Mr. Badger joined the Bank in 2004 as vice president and senior financial risk auditor, was promoted to audit director of capital markets in 2006 and first vice president in 2007. Mr. Badger earned a M.B.A in finance from Georgia State University and a B.S. degree in management with concentrations in accounting and economics from the Georgia Institute of Technology. Mr. Badger is a certified public accountant, certified investments and derivatives auditor, certified internal auditor, certified information systems auditor, certified in risk and information systems control, and a certified risk management auditor. Prior to joining the Bank, Mr. Badger was with Branch Banking and Trust, Wachovia Bank, and the Federal Reserve Bank of Atlanta.

Scott M. Brennan has served as director of sales since 2014, having been promoted from first vice president to senior vice president effective January 1, 2019. He joined the Bank in 2001 in the Bank’s member sales and trading department as a relationship manager, serving as senior relationship manager from 2006 to 2013, having been promoted from vice president to first vice president in 2014. Mr. Brennan earned a B.S. from Franklin and Marshall College.

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

Table of Content

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

Dawn Gehring has served as senior vice president, chief human resources officer since 2021, having previously served as director of human resources since 2016. Ms. Gehring is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, employee development, workforce diversity and inclusion, and human resources compliance. Ms. Gehring also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. Prior to joining the Bank, Ms. Gehring served as vice president of global human resources for a multi-national service provider in the power and energy industry. In this role, she was a member of the Executive Leadership Team, and was compliance officer for the company, responsible for the strategic management of a variety of human resources functions. Ms. Gehring’s additional experience includes human resources roles in the manufacturing and consumer products industries. Ms. Gehring earned a B.A from the University of Iowa.

Leslie H. Schreiner was promoted to senior vice president, chief diversity, equity, and inclusion officer, effective January 1, 2023, having served as first vice president, director of diversity and inclusion, since July 2018. She is responsible for the oversight and implementation of the Bank’s diversity, equity and inclusion program. From 2016 to 2018, she served as director of strategic planning and accounting services, responsible for the Bank’s strategic planning and budgeting process, business intelligence initiatives, as well as accounts payable, fixed assets and expense reimbursement. Ms. Schreiner joined the Bank in 2007 as director of accounting automation and technical compliance. Prior to joining the Bank, she held various senior accounting roles with Resources Global, Primis and Information America. Leslie earned a B.A. in accounting from University of Georgia and M.B.A in Finance from Georgia State University. She is a certified public accountant, certified diversity professional and a certified diversity, equity and inclusion coach.

William T. Shaw has served as senior vice president, controller of the Bank since 2014, being promoted from first vice president to senior vice president effective January 1, 2019. Mr. Shaw joined the Bank in 2008 as manager of accounting policy and was subsequently promoted to director of accounting policy and financial reporting. Mr. Shaw oversees the Bank’s accounting, financial reporting, accounting policy, budgeting, and derivatives hedge accounting. Prior to joining the Bank, Mr. Shaw served as assistant controller for First Charter Corporation, Director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and was a manager with PricewaterhouseCoopers LLP. He received his B.S. in accounting and Master’s Degree in accountancy from Brigham Young University. He is also a certified public accountant.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2022 compensation program for:

•the chief executive officer;

•the chief financial officer; and

•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2022.

These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2022 are identified in the following table.

Name	Title
Kirk R. Malmberg	President and Chief Executive Officer
Haig H. Kazazian III(1)	Executive Vice President and Chief Financial Officer
Alp E. Can	Executive Vice President and Chief Risk Officer
K. Annette Hunter(2)	Executive Vice President and Director of Business Operations
Reginald T. O’Shields(3)	Executive Vice President and Chief Legal and Compliance Officer

Table of Content

_________________
(1) Mr. Kazazian was promoted to Executive Vice President as of January 1, 2022. Previously, he served as Senior Vice President.
(2) Ms. Hunter served as Senior Vice President during 2022. She was promoted to Executive Vice President effective as of January 1, 2023.
(3) Mr. O’Shields’ title was changed to Executive Vice President and Chief Legal and Compliance Officer on February 14, 2022. His previous title was Executive Vice President and General Counsel and Chief Compliance and Ethics Officer.

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

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive’s base salary is also used as a basis in calculating the executive’s annual incentive award opportunity, as described below.

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentives). The named executive officers’ ICP awards and Deferred Incentives are subject to adjustment or forfeiture in certain events as described below under “2022 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

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

The CEO reviews and recommends to the board the base salary of the officers who report directly to him and who are senior vice president and higher level officers. The CEO also approves the base salary of all other senior vice president officers (other than the chief audit officer) within an overall budget approved by the board of directors.

Table of Content

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Aon plc (“Aon”) to provide assistance in evaluating the Bank’s executive compensation programs for 2022. Aon reported directly to the committee and the board with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process for 2022, the board considered base salary, bonus compensation, total cash compensation, long-term compensation and total direct compensation at a peer group consisting of (1) the other FHLBanks (2) commercial banks with assets over $20 billion. In addition to the other FHLBanks, the Bank believes that the other institutions included in this peer group present a breadth and level of complexity of operations that are generally comparable to the Bank. With respect to Mr. Malmberg and Mr. Kazazian, the board also considered an additional peer group of public proxy peers with assets between $10 billion and $20 billion. Generally, it is the Bank’s overall intent to provide executive officers with total direct compensation, comprised of base salary and targeted incentive opportunities, at or above the competitive market median for comparable positions, recognizing other comparable financial institutions provide equity awards that the Bank is unable to provide. However, when setting the compensation for the Bank’s executives, the board did not target any named executive officer’s compensation to a specific quartile of such executive officer’s comparable position in the peer groups.

The Bank is exempt from SEC proxy rules and certain compensation disclosure that is required in proxy statements and accordingly does not provide shareholder advisory “say on pay” votes regarding executive compensation.

Finance Agency oversight of executive compensation. Pursuant to the Housing and Economic Recovery Act, the Director prohibits the FHLBanks from providing to any executive officer compensation that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. FHLBanks may not transfer, disburse, or pay compensation to any executive officer, or enter into an agreement with such executive officer, without the approval of the Director. Pursuant to this authority and a Finance Agency final rule on executive compensation (12 CFR Part 1230), the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. The Housing and Economic Recovery Act also sets rules on permissible “golden parachute” payments and authorizes the Director to prohibit the Bank from making any such payments to its officers, employees, and directors. The Director has the power to approve, disapprove, or modify the executive compensation of the FHLBanks.

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

The Finance Agency requires that the FHLBanks maintain a risk management program to assess and manage potential risks relating to management’s performance goals, objectives, and compensation structure. The Finance Agency may prohibit or restrict a significantly undercapitalized FHLBank from taking certain actions relating to the compensation of its executives, including paying any bonus to an executive officer or increasing an executive officer’s salary, without the prior written approval of the Director. The Bank was not undercapitalized during 2022.

Table of Content

Compensation Decisions for 2022

Overview

The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•achievement of performance objectives for 2022 as determined by the board;

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

•the Bank’s 2022 financial results.

As part of the compensation review process for compensation to be paid in 2022, the board engaged Aon in 2021 to provide competitive market compensation ranges for Messrs. Malmberg, Can, O’Shields and Kazazian and Ms. Hunter (the “Aon Study”). The Aon Study involved an analysis of total compensation for comparable positions at the following 116 institutions, each a commercial bank with assets over $20 billion, as well as the other FHLBanks.

Table of Content

•ABNAMRO	•Federal Reserve Bank of Richmond	•National Australia Bank
•AIB	•Federal Reserve Bank of San Francisco	•Natixis Corporate & Investment Banking
•Ally Financial Inc.	•Federal Reserve Bank of St Louis	•NatWest
•Ameris Bank	•Fifth Third Bank	•New York Community Bank
•Arvest Bank	•First Citizens Bank - NC	•Nomura Securities
•Associated Bank	•First National Bank of Omaha	•Nord/LB
•Australia & New Zealand Banking Group	•First Republic Bank	•Northern Trust Corporation
•Bank ABC	•First Tennessee Bank/ First Horizon	•OCBC Bank
•Bank of America	•Freddie Mac	•OneMain Financial
•Bank of New York Mellon	•Federal Reserve Bank of Atlanta	•People's United Financial, Inc.
•Bank of Nova Scotia	•Federal Reserve Bank of Boston	•PNC Bank
•Bank of the West	•Federal Reserve Bank of Chicago	•Rabobank
•BBVA Compass	•Federal Reserve Bank of Kansas City	•Regions Financial Corporation
•BMO Financial Group	•Federal Reserve Bank of Minneapolis	•Royal Bank of Canada
•BNP Paribas	•Federal Reserve Bank of New York	•Sallie Mae
•BOK Financial Corporation	•Federal Reserve Bank of Richmond	•Santander Bank, N.A.
•Brown Brothers Harriman	•Federal Reserve Bank of San Francisco	•Siemens Financial Services
•Capital One	•Federal Reserve Bank of St Louis	•Signature Bank - NY
•Charles Schwab & Co.	•Fifth Third Bank	•Societe Generale
•CIBC World Markets	•First Citizens Bank - NC	•Standard Chartered Bank
•CIT Group Inc.	•First National Bank of Omaha	•State Street Corporation
•Citigroup	•First Republic Bank	•Sterling National Bank
•Citizens Financial Group	•First Tennessee Bank/ First Horizon	•Sumitomo
•City National Bank	•Freddie Mac	•SVB Financial Group
•Comerica	•Frost Bank	•Synovus Financial Corporation
•Commerce Bank	•Hancock Whitney Bank	•TD Securities
•Commerzbank	•HSBC	•Texas Capital Bank
•Commonwealth Bank of Australia	•Huntington Bancshares, Inc.	•Truist
•Credit Agricole CIB	•ING	•U.S. Bancorp
•Credit lndustriel et Commercial- N.Y.	•Intesa Sanpaolo	•UMB Financial Corporation
•DNB Bank	•Investec Bank	•UniCredit Bank AG
•East West Bancorp, Inc.	•Investors Bancorp, Inc.	•United Overseas Bank Group
•Fannie Mae	•JP Morgan Chase	•Valley National Bancorp
•Federal Reserve Bank of Atlanta	•KBC Bank	•Webster Bank
• Federal Reserve Bank of Boston	•KeyCorp	•Wells Fargo Bank
•Federal Reserve Bank of Chicago	•Lloyds Banking Group	•Zions Bancorporation
•Federal Reserve Bank of Kansas City	•M&T Bank Corporation
•Federal Reserve Bank of Minneapolis	•Macquarie Bank
•Federal Reserve Bank of New York	•MUFG Bank, Ltd.

The value of retirement plans and other benefits were not specifically considered as part of the Aon study. To account for differences in the size and scope of the comparable positions included in the Aon Study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was selected for each of those jobs to develop a market composite comparison for each of the positions held by the applicable named executive officers. In the case of the other FHLBanks, executive to executive comparisons were made at the high quartile to account for the Bank’s size and scope. In the case of the commercial bank peers, divisional head comparisons were used to identify the jobs with the closest functional responsibilities to the applicable named executive officers, and executive comparisons were made at the median data. For purposes of the Bank’s comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.

The Aon Study involved an analysis of total compensation for comparable positions at the 116 institutions listed above and the other FHLBanks. An additional peer group was considered at the following 40 institutions, public proxy peers with assets between $10 billion and $20 billion:

Table of Content

•Atlantic Union Bankshares Corporation	•Hope Bancorp, Inc.
•Banner Corporation	•Independent Bank Corp.
•Berkshire Hills Bancorp, Inc.	•Independent Bank Group, Inc.
•Cadence Bancorporation	•International Bancshares Corporation
•Cathay General Bancorp	•NBT Bancorp Inc.
•Columbia Banking System, Inc.	•Northwest Bancshares, Inc.
•Community Bank System, Inc.	•OceanFirst Financial Corp.
•Customers Bancorp, Inc.	•Pacific Premier Bancorp, Inc.
•CVB Financial Corp.	•Provident Financial Services, Inc.
•Eagle Bancorp, Inc.	•Renasant Corporation
•Eastern Bankshares, Inc.	•Sandy Spring Bancorp, Inc.
•First Busey Corporation	•ServisFirst Bancshares, Inc.
•First Financial Bancorp.	•TFS Financial Corporation
•First Financial Bankshares, Inc.	•TowneBank
•First Interstate BancSystem, Inc.	•Trustmark Corporation
•First Merchants Corporation	•United Community Banks, Inc.
•Glacier Bancorp, Inc.	•Washington Federal, Inc.
•Heartland Financial USA, Inc.	•WesBanco, Inc.
•Home Bancshares, Inc.	•WSFS Financial Corporation

Base Salary

In setting the base salaries of the named executive officers for 2022, the board took into consideration the results of the Aon Study, which showed that each of these executive’s base salary and targeted incentive opportunities were at or below the lower bound of the competitive market median for his or her position when compared with commercial Banks and comparable when compared with other Federal Home Loan Banks. After reviewing the Bank’s performance and the performance of each of the named executive officers during fiscal year 2021, the board set the named executive officers’ salaries at the following amounts:

Name	Base Salary	Percent Change from 2021
Kirk R. Malmberg	$910,000	4.00
Haig H. Kazazian, III	440,000	3.53
Alp E. Can (1)	500,000	17.65
K. Annette Hunter	358,938	3.50
Reginald O'Shields	440,000	3.53
_________________
(1) Mr. Can’s base salary for January 1, 2022 to July 1, 2022 was set at $440,000, which was an increase of 3.53 percent from December, 2021 and then Mr. Can’s salary for July 2, 2022 to December 31, 2022 was set at $500,000. Mr. Can’s total salary increase of 17.65 percent from 2021 was determined to reflect retention efforts in a competitive labor market environment consistent with Bank’s compensation philosophy.

The board based these decisions, in part, on the following:

•Business results generated during 2021;

•Safe and sound operations during 2021; and

•Comparable compensation provided at similar organizations, as reflected in the Aon Study.

Table of Content

Incentive Compensation

The following table presents the 2022 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2022 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice Presidents	35.00	60.00	85.00
Senior Vice Presidents	30.00	50.00	70.00

For 2022, the board established four incentive goals under the ICP, which correlated to the shareholder focus, risk management performance and diversity, equity and inclusion priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for executive vice presidents and senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the Bank’s annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting the various performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

Table of Content

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2022. A description of each of the performance metrics, and the performance against such metrics in 2022, is provided following the tables.

2022 Weights and Awards

President and Chief Executive Officer
(Mr. Malmberg)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	30.00	15.00	22.50	30.00
Risk Management - Risk Appetite	30.00	15.00	22.50	30.00
Shareholder Focus - ROE Spread to Average SOFR	30.00	15.00	22.50	30.00
Diversity, Equity and Inclusion	10.00	5.00	7.50	10.00
Total	100.00	50.00	75.00	100.00

Executive Vice President
(Mr. Kazazian and Mr. O’Shields)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	8.75	15.00	21.25
Risk Management - Risk Appetite	25.00	8.75	15.00	21.25
Shareholder Focus - ROE Spread to Average SOFR	25.00	8.75	15.00	21.25
Diversity, Equity and Inclusion	10.00	3.50	6.00	12.75
Individual and Team Goals	15.00	5.25	9.00	8.50
Total	100.00	35.00	60.00	85.00

Executive Vice President and Chief Risk Officer
(Mr. Can)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management - Risk Appetite	40.00	14.00	24.00	34.00
Diversity, Equity and Inclusion	10.00	3.50	6.00	8.50
Individual and Team Goals	50.00	17.50	30.00	42.50
Total	100.00	35.00	60.00	85.00

Senior Vice President
(Ms. Hunter)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	25.00	7.50	12.50	17.50
Risk Management - Risk Appetite	25.00	7.50	12.50	17.50
Shareholder Focus - ROE Spread to Average SOFR	25.00	7.50	12.50	17.50
Diversity, Equity and Inclusion	10.00	3.00	5.00	7.00
Individual and Team Goals	15.00	4.50	7.50	10.50
Total	100.00	30.00	50.00	70.00

The Shareholder Focus - Shareholder Activity goal measured the average utilization of the Bank’s products and services by shareholders during 2022. Performance under this measure was determined by calculating the total product utilization by shareholders as of December 31, 2022, referred to as activity points, over the daily average number of shareholders for each business day of 2022. The performance goals were 2.00 (threshold), 2.20 (target) and 2.40 (maximum) activity points per shareholder. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2022, the Bank achieved a shareholder activity performance score of 2.437 activity points per shareholder. Based on 2022 performance, the board awarded the maximum level for this goal.

Table of Content

The Risk Management - Risk Appetite goal involved managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (whose overall weighting for this goal was higher, consistent with his role as Chief Risk Officer), and performance was determined on an overall Bank-wide basis. As of December 31, 2022, the Bank achieved a risk appetite performance score of 95.93 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Shareholder Focus - ROE Spread to Average SOFR performance goal related to the Bank’s ROE amount in excess average SOFR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as SOFR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to average SOFR under certain economic scenarios but those have not occurred during 2022. For 2022, the performance goals were 45 basis points (threshold), 90 basis points (target), and 115 basis points (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. In 2022, the Bank’s ROE spread to average SOFR was 161 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

The Diversity, Equity and Inclusion performance goal aligned with the Bank’s commitment to its diversity, equity and inclusion program and measured the Bank’s ability to operate in accordance with its board approved diversity, equity and inclusion strategy. This performance goal utilized the seven quantitative goals contained in the Bank’s 2022 diversity, equity and inclusion operational plan. These seven goals are in the areas of workforce, supplier, capital markets and partnership. Under this measure, the performance goals required achievement of three (threshold), four (target), or six (maximum) of the seven quantitative goals. In 2022, five of these goals were achieved. Based on that achievement, the board awarded between the target and maximum level for this goal.

In 2022, the board of directors did not establish individual performance goals for Mr. Malmberg. Individual goals for Mr. Kazazian focused on leadership initiatives, Mr. O’Shields focused on Environmental, Social and Governance initiatives, Mr. Can focused on process improvement and risk management, and Ms. Hunter focused on leadership initiatives. Based upon performance in 2022, Mr. Kazazian, Mr. Can, Ms. Hunter, and Mr. O’Shields were awarded maximum level for these goals.

Table of Content

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.
2022 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to average SOFR (%)	Diversity, Equity and Inclusion (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
Kirk R. Malmberg	30.00	23.90	30.00	8.75	N/A	92.65	Target-Max	$843,136	$421,568
Haig H. Kazazian, III	21.25	16.17	21.25	7.25	12.75	78.67	Target-Max	346,143	173,071
Alp E. Can	N/A	25.87	N/A	7.25	42.50	75.62	Target-Max	355,418	177,709
K. Annette Hunter	17.50	13.43	17.50	6.00	10.50	64.93	Target-Max	233,076	116,538
Reginald T. O'Shields	21.25	16.17	21.25	7.25	12.75	78.67	Target-Max	346,143	173,071

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is included in the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below, along with interest earned in 2022 on Deferred Incentives. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2024-2026) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2024	1/3 of balance (± 1-year return)
2025	1/2 of balance (± 2-year return)
2026	Remaining balance (± 3-year return)

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

If as of the time any payment of the Deferred Incentive otherwise would be due, the board of directors has made a good faith determination that the Bank has not achieved certain objective financial performance threshold measures such as retained earnings (net of accumulated other comprehensive income (loss)), market value of equity/par value of capital stock, regulatory capital to assets ratio, and positive annual net income, as determined at the board’s discretion, the board may in its sole discretion elect to reduce or eliminate such payment of the Deferred Incentive.

No adjustments to ICP performance measures or Earned Awards were made for ICP awards, nor reductions or eliminations of payments of a Deferred Incentive were made to named executive officers in 2022.

Table of Content

If a named executive officer’s employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments will be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires, with a combination of age and years of service to the Bank totaling at least 70.

Other Performance Bonuses

In September 2022, Mr. Kazazian received a one-time performance related discretionary bonus of $5,000 and Mr. Can received a one-time performance related discretionary bonus of $15,000. These amounts are included in the “Bonus” column of the Summary Compensation Table below.
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

Employment Agreement. The Bank entered into an Employment Agreement with Mr. Malmberg, effective April 20, 2021 (Employment Agreement). Under the Employment Agreement, Mr. Malmberg’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. Malmberg with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement has an initial three-year term and will continue to extend automatically for subsequent one-year periods unless either party elects not to renew. Mr. Malmberg is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provides for certain severance benefits for Mr. Malmberg separately from those under the Change in Control Severance Plan, which are discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. Malmberg to the president and CEO position.

Table of Content

Change in Control Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated Messrs. Malmberg, Kazazian, Can and O’Shields as eligible to participate in the Severance Plan. Ms. Hunter became eligible to participate in the Severance Plan as at January 1, 2023. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.”

Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank’s Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by all current directors who were serving during 2022.

BOARD OF DIRECTORS

R. Thornwell Dunlap, III, Chair	Suzanne S. DeFerie, Vice Chair
Eduardo J. Arriola	Edwina L. Payne
William C. Handorf	John B. Rucker
Scott C. Harvard	Kim D. Saunders
Kim C. Liddell	James M. Stubbs
William L. Lusk, Jr.	Richard A. Whaley
Brian P. McLaughlin

Table of Content

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2022, 2021, and 2020. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2022 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
Kirk R. Malmberg President and Chief Executive Officer	2022	$910,000	$100	$849,961	$1	$243,870	$2,003,932
	2021	525,000	2,100	429,462	307,917	118,330	1,382,809
	2020	581,885	1,500	427,342	3,689,157	121,985	4,821,869
Haig H. Kazazian, III Executive Vice President and Chief Financial Officer	2022	440,000	7,100	355,301	—	30,352	832,753
	2021	425,000	100	298,917	—	27,725	751,742
	2020	420,577	100	311,041	1,820,000	25,571	2,577,289
Alp E. Can, Executive Vice President, Chief Risk Officer	2022	470,000	15,100	364,965	—	111,031	961,096
	2021	425,000	100	312,010	19,000	79,691	835,801
	2020	430,962	1,600	320,814	301,000	68,783	1,123,159
K. Annette Hunter Senior Vice President and Director of Business Operations (1)	2022	358,938	2,100	239,219	—	23,863	624,120
	2021	346,800	32,060	182,066	50,000	21,894	632,820
Reginald O'Shields Executive Vice President and Chief Legal and Compliance Officer	2022	440,000	100	355,126	—	32,182	827,408
	2021	425,000	100	291,401	—	29,743	746,244
	2020	430,962	100	303,934	1,200,000	29,144	1,964,140
__________
(1) Ms. Hunter was promoted to Executive Vice President and Director of Business Operations, effective as of January 1, 2023.
(2) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g). The 2022 bonus amount includes an award payment of $2,000 for Mr. Kazazian under the Bank’s Service Award Program to recognize employees with five or more years of service and a $5,000 performance bonus. Mr. Can received a performance bonus of $15,000. Ms. Hunter received an award payment of $2,000 under the Bank’s Service Award Program to recognize employees with five or more years of service.
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2022, 2021, and 2020 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, payment of the 2022 non-equity incentive compensation awards was subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 14, 2023. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2022: $6,825 for Mr. Malmberg, $9,158 for Mr. Kazazian, $9,547 for Mr. Can, $6,143 for Ms. Hunter, and $8,983 for Mr. O’Shields.
(4) The amounts in column (f) reflect the sum of (i) the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2022 Pension Benefits table, and (ii) all “above market” earnings earned under the Bank’s non-qualified deferred compensation plans. Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2022 above-market amount for Mr. Malmberg was $1. For Mr. Malmberg, Mr. Kazazian, Mr. Can , Ms. Hunter, and Mr. O’Shields the aggregate actuarial present value for pension benefits under the Bank’s Pension and DBEP Plans decreased by $257,406, $1,768,000, $422,000, $972,000, and $1,284,000, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

Table of Content

(5) The amounts in column (g) for 2022 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (1)	Tax Gross-ups (2)	Other	Total
Kirk R. Malmberg	$18,300	$206,646	$18,890	$34	$—	$243,870

Haig H. Kazazian, III	18,300	8,100	3,019	933	—	30,352
						—
Alp E. Can	18,300	92,642	44	45	—	111,031

K. Annette Hunter	8,283	13,253	1,321	1,006	—	23,863

Reginald T. O'Shields	8,123	18,277	5,735	47	—	32,182
____________
(1) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. Malmberg an airline program membership, and a $1,500 per month car allowance. The Bank provided Mr. Kazazian, Ms. Hunter, and Mr. O’Shields reimbursement for certain activities at business functions. The Bank provided Mr. Kazazian and Mr. O’Shields reimbursement for guest travel to certain business functions and an airline program membership. The Bank provided Ms. Hunter, and Mr. O’Shields matching contributions in the Bank’s Once For All charitable giving program.
(2) The tax gross-up amounts represent withholding taxes on the $100 employee appreciation bonus provided to all employees of the

Awards of Incentive Compensation in 2022

The following table provides information concerning each grant of an award to a named executive officer in 2022 under the ICP.

2022 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
Kirk R. Malmberg	$455,000	$682,500	$910,000
Haig H. Kazazian, III	154,000	264,000	374,000
Alp E. Can	164,500	282,000	399,500
K. Annette Hunter	107,681	179,469	251,257
Reginald O'Shields	154,000	264,000	374,000
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2022. The actual amounts earned pursuant to the ICP during 2022 are reported under column (e) of the 2022 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2022 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2022, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

Table of Content

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

Mr. Kazazian, Mr. Can, Mr. O’Shields and Ms. Hunter participate in the Pension Plan on these terms because they were hired before July 1, 2005. Each of them has attained eligibility for immediate early retirement. Mr. Malmberg also participates in the Pension Plan on these terms and at a level consistent with his original date of hire. (Mr. Malmberg received a distribution from the Pension Plan following his retirement in 2020; but he re-entered the Pension Plan when he was appointed CEO in 2021.)

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, and by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. These payments are not available for the named executive officers.

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

Table of Content

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

2022 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
Kirk R. Malmberg (2)	Pension Plan	25.58	$2,316,000	$154,594
	DBEP	N/A	—	—
Haig H. Kazazian, III	Pension Plan	30.00	1,976,000	—
	DBEP	30.00	2,658,000	—
Alp E. Can	Pension Plan	17.58	705,000	—
	DBEP	N/A	—	—
K. Annette Hunter	Pension Plan	20.25	1,435,000	—
	DBEP	20.25	1,312,000	—
Reginald T. O'Shields	Pension Plan	19.58	979,000	—
	DBEP	19.58	1,363,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2022, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 5.02 percent discount rate; a 4.93 percent discount rate was used to calculate benefits under the DBEP.
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

Table of Content

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

The board amended the BEP, effective April 1, 2021, to:

•define a new category of executives as eligible participants: those who were hired or promoted to chief executive officer on or after April 1, 2021 and regardless of participation in the Bank’s qualified pension plan but who are not eligible to accrue benefits under the Bank's non-qualified defined benefit equalization plan;

•provide eligible executives with a contribution equivalent to 14.0 percent of base pay offset by 6.0 percent matching contributions to the 401(k) Plan; and

•provide eligible executives with a contribution equivalent to 20.0 percent of any bonuses paid in the current year.

The board further amended the BEP, effective July 2, 2022 to:

•define a new category of executives as eligible participants: those who occupy the chief risk officer role as of July, 2022 and regardless of participation in the Bank’s qualified pension plan but who are not eligible to accrue benefits under the Bank's non-qualified defined benefit equalization plan;

•provide eligible executives with a contribution equivalent to 14.0 percent of base pay offset by 6.0 percent matching contributions to the 401(k) Plan; and

•provide eligible executives with a contribution equivalent to 20.0 percent of any bonuses paid in the current year.

The following table presents compensation earned and deferred in 2022, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2022 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
Kirk R. Malmberg	$27,600	$206,646	$(99,412)	$(463,497)	$467,436
Haig H. Kazazian, III	—	8,100	(14,235)	—	67,676
Alp E. Can	7,700	92,642	(52,586)	—	289,637
K. Annette Hunter	44,788	13,253	(68,504)	—	393,382
Reginald O'Shields	61,000	18,277	(254,909)	—	928,187
_________
(1) Amounts under column (b), if any, are included in salary reported for 2022 in column (c) of the 2022 Summary Compensation Table.
(2) Amounts under column (c), if any, are included in all other compensation amounts reported for 2022 in column (g) of the 2022 Summary Compensation Table.
(3) Amounts under column (d), if any, reflect actual market returns for mutual funds selected by participants and earnings on the Bank’s return on equity fund over 120% applicable long term federal rate.
(4) To the extent that a participant was a named executive officer in prior years, executive and Bank contributions included in the “Aggregate Balance at Last Fiscal Year End” column have been reported as compensation in the Summary Compensation Table for the applicable year.

Table of Content

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

•his refusal to comply with a lawful directive from the Chair of the board of directors or from the board of directors; or

•his material breach of the Employment Agreement.

The Employment Agreement defines “good reason” to include:

•a material diminution in Mr. Malmberg’s base salary or in his authority;

•the Bank requiring Mr. Malmberg to be based at any office or location other than in Atlanta, Georgia; or

•a material breach of the Employment Agreement by the Bank.

Table of Content

The following table presents information about potential payments to Mr. Malmberg under his Employment Agreement in the event his employment had terminated on December 31, 2022 and a change in control of the Bank had not occurred. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2022 ICP Award	Deferred Incentive for Prior Periods	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	843,136	73,852	910,000	47,688	—	—	1,874,676
Resignation For Good Reason	843,136	73,852	910,000	47,688	—	—	1,874,676
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
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board has designated Messrs. Malmberg, Kazazian, Can, O’Shields and Ms. Hunter as participants in the Severance Plan.
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

Table of Content

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

Table of Content

•the Bank’s liquidation or dissolution.

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Each of Messrs. Malmberg, Kazazian, Can, O’Shields, and Ms. Hunter have executed a participation agreement to become participants in the Severance Plan.

The following table presents information about potential payments under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on December 31, 2022. None of the participants would be entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Qualified Termination Following a Change in Control(1)

	2022 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance	Total
Kirk R. Malmberg	$843,136	$2,275,000	$47,688	$7,500	$3,173,324
Haig H. Kazazian, III	346,143	770,000	48,584	7,500	1,172,227
Alp E. Can	355,418	875,000	15,751	7,500	1,253,669
Reginald T. O'Shields	346,143	770,000	48,484	7,500	1,172,127
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control. Mr. Kazazian became a participant in the Severance Plan effective January 14, 2022 and Ms. Hunter was not a participant in the Severance Plan in 2022, but became a participant effective January 1, 2023.

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. Malmberg, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2022 by examining the 2022 base pay for all 317 individuals, excluding the CEO, who were employed by the Bank on December 1, 2022 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2022). The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2022 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2022, the Bank’s median employee total annual compensation was $156,926, the CEO’s total annual compensation was $2,003,932; and the ratio of CEO to median employee compensation was 12.77 to 1.
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

Table of Content

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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; in 2022, these expenses totaled $48,644 in the aggregate.
During 2022, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2022 Annual Director Compensation Limits

Title	Amount
Chair of the Board	$140,000
Vice Chair of the Board	120,000
Chair of the Audit Committee	115,000
Other Committee Chair (excluding Audit and Executive)	110,000
All Other Directors	100,000

Under the 2022 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 13, 2021 and ended January 28, 2022 (the last day of the first scheduled in-person board meeting for 2022). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 11, 2022 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviews the cumulative attendance and performance of each director during the year and, in consultation with the chair of the board, may recommended to the board a reduction, elimination or increase in the final payment opportunity for each director, provided that no increase may exceed the applicable annual compensation cap. No such adjustment was made for 2022.

Table of Content

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2022.

2022 Director Compensation
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)
Eduardo Arriola	$85,714	$7	*	$85,721
Suzanne S. DeFerie	115,000	—	*	115,000
R. Thornwell Dunlap, III	120,000	44	*	120,044
William C. Handorf	110,000	—	*	110,000
Scott C. Harvard	110,000	—	*	110,000
Jonathan Kislak	110,000	—	*	110,000
Kim C. Liddell	110,000	—	*	110,000
William L. Lusk, Jr	100,000	—	*	100,000
Brian P. McLaughlin	100,000	—	*	100,000
Edwina L. Payne	100,000	—	*	100,000
John B. Rucker	110,000	321	*	110,321
Kim D. Saunders	100,000	—	*	100,000
James M. Stubbs	100,000	—	*	100,000
Richard A. Whaley	140,000	845	*	140,845
____________
(1) Directors are eligible to participate in the Bank’s DCP. Directors Arriola, Dunlap and Whaley elected to defer compensation for 2022. The amounts in column (c) represent “above market” earnings on deferred amounts.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, guest travel, certain activities at business functions, and matching contributions under the Bank’s Once For All charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.
In January 2023, the board of directors approved the 2023 Directors’ Compensation Policy which determined new annual compensation limits applicable as of January 1, 2023.

Table of Content

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2022	$3,395	$1,114	$433	$452	$3	$—	$5,397
December 31, 2021	1,094	704	317	265	3	1	2,384
December 31, 2020	1,585	846	392	250	5	—	3,078
December 31, 2019	3,257	1,048	470	209	4	1	4,989
December 31, 2018	3,656	1,167	469	191	3	1	5,487

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock, including mandatorily redeemable capital stock, as of February 28, 2023.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Truist	14,685,852	25.83
214 N Tryon Street
Charlotte, NC 28202
Bank of America, National Association	7,491,885	13.18
100 North Tryon Street
Charlotte, NC 28255
TIAA, FSB	2,842,375	5.00
301 West Bay Street
Jacksonville, FL 32202

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2023.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Seacoast National Bank	Stuart, FL	179,080	0.32
First Bank	Southern Pines, NC	150,327	0.26
River Bank & Trust	Prattville, AL	52,354	0.09
IDB Global Federal Credit Union	Washington, DC	30,178	0.05
BayVanguard Bank	Baltimore, MD	18,268	0.03
First Bank	Strasburg, VA	7,956	0.01
Citizens Bank of Americus	Americus, GA	4,439	0.01
Community Bankers' Bank	Midlothian, VA	4,185	0.01
Countybank	Greenwood, SC	4,005	0.01

Table of Content

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

Director Independence

For a discussion of director independence, refer to Item 10. Directors, Executive Officers and Corporate Governance-Director Independence, Compensation Committee, Audit Committee and Audit Committee Financial Expert.

Table of Content

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate PwC fees billed to (or accrued by) the Bank (in thousands).

	For the Years Ended December 31,
	2022	2021
Audit fees(1)	$964	$869
Audit-related fees(2)	119	61
All other fees(3)	54	3
Total fees	$1,137	$933
____________
(1) Audit fees and expenses for the years ended December 31, 2022 and 2021 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2022 and 2021 were for certain FHLBank System assurance and related services, as well as fees related to PwC’s participation at conferences. Audit-related fees for the year ended December 31, 2022 also includes costs related to the Bank’s implementation of a new Human Resource and Finance system.
(3) All other fees for the year ended December 31, 2022 and 2021 relate to the annual license for PwC’s accounting research software and disclosure checklist. All other fees for the year ended December 31, 2022 also includes fees incurred related to pre-implementation work related to a new Human Resource and Finance system.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $67,785 and $58,430 in 2022 and 2021, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2022 and 2021.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the chair and the vice chair of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The chair or the vice chair must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. For the years ended December 31, 2022 and 2021, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

Table of Content

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238 )

Statements of Condition as of December 31, 2022 and 2021
Statements of Income for the Years Ended December 31, 2022, 2021, and 2020
Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
Statements of Capital Accounts for the Years Ended December 31, 2022, 2021, and 2020
Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
Notes to Financial Statements

Table of Content

(b)    Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/21
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	10/8/21
4.2	Description of the Bank’s Capital Stock.
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2018 restatement).*	10-K	3/8/18
10.2	Amendment One to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan.*	8-K	1/28/20
10.3	Amendment Two to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan. *	8-K/A	4/21/21
10.4	Amendment Three to the Federal Home Loan Bank of Atlanta Benefit Equalization Plan.	8-K	8/24/22
10.5	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	1/9/09
10.6	Form of Officer and Director Indemnification Agreement.*	10-12G	3/17/06
10.7	Federal Home Loan Bank of Atlanta 2023 Directors’ Compensation Policy.*
10.8	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (Amended and Restated as of January, 2022).*	10-Q	5/6/22
10.9	Employment Agreement effective as of May 28, 2021 between the Bank and Kirk R. Malmberg.*	8-K/A	4/21/21
10.10	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.*	10-K	3/9/17
10.11	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	3/9/17
10.12	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Table of Content

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 10, 2023	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 10, 2023	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: President and Chief Executive Officer

Date:	March 10, 2023	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III
Title: Executive Vice President and Chief Financial Officer

Date:	March 10, 2023	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 10, 2023	By /s/ R. Thornwell Dunlap, III
Name: R. Thornwell Dunlap, III
Title: Chair of the Board of Directors

Date:	March 10, 2023	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Vice Chair of the Board of Directors

Date:	March 10, 2023	By /s/ Eduardo J. Arriola
Name: Eduardo J. Arriola
Title: Director

Date:	March 10, 2023	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 10, 2023	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Table of Content

Date:	March 10, 2023	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 10, 2023	By /s/ William L. Lusk, Jr
Name: William L. Lusk, Jr
Title: Director

Date:	March 10, 2023	By _________________
Name: Kathleen C. McKinney*
Title: Director

Date:	March 10, 2023	By /s/ Brian P. McLaughlin
Name: Brian P. McLaughlin
Title: Director

Date:	March 10, 2023	By /s/ Edwina L. Payne
Name: Edwina L. Payne
Title: Director

Date:	March 10, 2023	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 10, 2023	By /s/ Kim D. Saunders
Name: Kim D. Saunders
Title: Director

Date:	March 10, 2023	By /s/ James M. Stubbs
Name: James M. Stubbs
Title: Director

Date:	March 10, 2023	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Director
*Ms. McKinney joined the board of directors effective January 1, 2023. Given the short time period between their election and the date of this report, the director was not asked to sign this report.