Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Atlanta
filed 2023-05-12
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2023 was 78,347,998.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of March 31, 2023	As of December 31, 2022
Assets
Cash and due from banks	$2,172	$141
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of March 31, 2023 and December 31, 2022)	2,241	1,277
Securities purchased under agreements to resell	10,500	6,250
Federal funds sold	14,055	8,036
Investment securities:
Available-for-sale securities (amortized cost of $2,748 and $2,747 as of March 31, 2023 and December 31, 2022, respectively)	2,731	2,713
Held-to-maturity securities (fair value of $25,889 and $22,140, includes $17 and $0 pledged as of March 31, 2023 and December 31, 2022, respectively)	26,237	22,626
Total investment securities	28,968	25,339
Advances	164,658	109,595
Mortgage loans held for portfolio, net	116	120
Accrued interest receivable	713	477
Derivative assets	420	279
Other assets, net	101	108
Total assets	$223,944	$151,622
Liabilities
Interest-bearing deposits	$2,362	$1,821
Consolidated obligations, net:
Discount notes	54,052	39,781
Bonds	156,588	101,729
Total consolidated obligations, net	210,640	141,510
Accrued interest payable	733	481
Affordable Housing Program payable	63	59
Derivative liabilities	10	25
Other liabilities	73	80
Total liabilities	213,881	143,976
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7,391,246 and 7,113,946 as of March 31, 2023 and December 31, 2022, respectively	739	711
Subclass B2 issued and outstanding shares: 70,037,570 and 46,760,652 as of March 31, 2023 and December 31, 2022, respectively	7,004	4,676
Subclass B3 issued and outstanding shares: 91,978 and 93,107 as of March 31, 2023 and December 31, 2022, respectively	9	10
Total capital stock Class B putable	7,752	5,397
Retained earnings:
Restricted	676	651
Unrestricted	1,652	1,632
Total retained earnings	2,328	2,283
Accumulated other comprehensive loss	(17)	(34)
Total capital	10,063	7,646
Total liabilities and capital	$223,944	$151,622

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Interest income
Advances	$1,507	$63
Interest-bearing deposits	50	1
Securities purchased under agreements to resell	83	1
Federal funds sold	147	3
Available-for-sale securities	14	2
Held-to-maturity securities	271	25
Mortgage loans	2	2
Total interest income	2,074	97
Interest expense
Consolidated obligations:
Discount notes	516	7
Bonds	1,360	22
Interest-bearing deposits	24	—
Total interest expense	1,900	29
Net interest income	174	68
Noninterest income (loss)
Net gains on derivatives	—	1
Standby letters of credit fees	2	2
Gain on litigation settlements, net	—	4
Other	(3)	(1)
Total noninterest (loss) income	(1)	6
Noninterest expense
Compensation and benefits	18	18
Other operating expenses	11	11
Federal Housing Finance Agency	3	2
Office of Finance	3	2
Other	1	1
Total noninterest expense	36	34
Income before assessment	137	40
Affordable Housing Program assessment	14	4
Net income	$123	$36

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Net income	$123	$36
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	17	(23)
Total comprehensive income	$140	$13

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	8	843	—	—	—	—	843
Repurchase/redemption of capital stock	(5)	(547)	—	—	—	—	(547)
Net shares reclassified to mandatorily redeemable capital stock	—	(23)	—	—	—	—	(23)
Comprehensive income (loss)	—	—	7	29	36	(23)	13
Cash dividends on capital stock	—	—	—	(22)	(22)	—	(22)
Balance, March 31, 2022	27	$2,656	$622	$1,620	$2,242	$(39)	$4,859

Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646
Issuance of capital stock	56	5,603	—	—	—	—	5,603
Repurchase/redemption of capital stock	(32)	(3,246)	—	—	—	—	(3,246)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income (loss)	—	—	25	98	123	17	140
Cash dividends on capital stock	—	—	—	(78)	(78)	—	(78)
Balance, March 31, 2023	78	$7,752	$676	$1,652	$2,328	$(17)	$10,063

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$123	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	40	(4)
Net change in derivative and hedging activities	(165)	567
Net change in:
Accrued interest receivable	(237)	1
Other assets	6	8
Affordable Housing Program payable	3	(1)
Accrued interest payable	252	8
Other liabilities	(7)	(11)
Total adjustments	(108)	568
Net cash provided by operating activities	15	604
Investing activities
Net change in:
Interest-bearing deposits	(735)	(838)
Securities purchased under agreements to resell	(4,250)	3,250
Federal funds sold	(6,019)	(2,316)
Held-to-maturity securities:
Proceeds from principal collected	450	1,031
Purchases of long-term	(4,060)	(1,164)
Advances:
Proceeds from principal collected	142,132	30,128
Originated	(196,963)	(36,965)
Mortgage loans:
Proceeds from principal collected	4	11
Purchases of premises, equipment, and software	(2)	(2)
Net cash used in investing activities	(69,443)	(6,865)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Three Months Ended March 31,
	2023	2022
Financing activities
Net change in interest-bearing deposits	549	105
Net payments on derivatives containing a financing element	—	(1)
Proceeds from issuance of consolidated obligations:
Discount notes	159,606	165,196
Bonds	85,627	10,768
Payments for debt issuance costs	(4)	(1)
Payments for maturing and retiring consolidated obligations:
Discount notes	(145,383)	(163,479)
Bonds	(30,963)	(6,518)
Bonds transferred to other FHLBanks	(250)	—
Proceeds from issuance of capital stock	5,603	843
Payments for repurchase/redemption of capital stock	(3,246)	(547)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	(24)
Cash dividends paid	(78)	(22)
Net cash provided by financing activities	71,459	6,320
Net increase in cash and due from banks	2,031	59
Cash and due from banks at beginning of the period	141	879
Cash and due from banks at end of the period	$2,172	$938
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,549	$16
Affordable Housing Program assessment, net	$10	$4
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$2	$23
Held-to-maturity securities acquired with accrued liabilities	$—	$572

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year 2023, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, which are contained in the Bank’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2023 (Form 10-K).

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of March 31, 2023 and December 31, 2022. No allowance for credit losses was recorded for these assets as of March 31, 2023 and December 31, 2022. The carrying values of these assets excludes accrued interest receivable that was not material as of March 31, 2023 and December 31, 2022.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of March 31, 2023 and December 31, 2022.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2022 audited financial statements for a description of all the Bank’s significant accounting policies. Effective January 1, 2023, the Bank adopted prospectively new accounting guidance which discontinued the recognition and measurement guidance on troubled debt restructurings for entities that have adopted the current expected credit loss methodology, enhanced disclosures requirements for certain loan modifications by creditors made to borrowers experiencing financial difficulty, and required the disclosure of current-period gross write-offs by year of origination for financing receivables. There have been no other changes to the Bank’s accounting policies as of March 31, 2023.
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

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2023	$2,748	$—	$(17)	$2,731
As of December 31, 2022	$2,747	$1	$(35)	$2,713
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $9 and $10 as of March 31, 2023 and December 31, 2022, respectively.
The following table presents available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2023	$1,050	$—	$1,582	$(17)	$2,632	$(17)
As of December 31, 2022	$—	$—	$1,564	$(35)	$1,564	$(35)
Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$2,649	$2,632	$2,649	$2,615
Due after one year through five years	99	99	98	98
Total	$2,748	$2,731	$2,747	$2,713
 ____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $9 and $10 as of March 31, 2023 and December 31, 2022, respectively.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of March 31, 2023 and December 31, 2022 because the securities carry an explicit government guarantee.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2023				As of December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,550	2	(28)	1,524	1,550	2	(34)	1,518
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,362	16	(23)	2,355	257	2	(23)	236
Government-sponsored enterprises residential	6,466	8	(143)	6,331	5,504	1	(166)	5,339
Government-sponsored enterprises commercial	15,858	18	(198)	15,678	15,314	—	(268)	15,046
Total	$26,237	$44	$(392)	$25,889	$22,626	$5	$(491)	$22,140
 ____________
(1) Excludes accrued interest receivable of $60 and $46 as of March 31, 2023 and December 31, 2022, respectively.

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

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$205	$205	$75	$75
Due after one year through five years	1,286	1,260	1,416	1,384
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	1,551	1,525	1,551	1,519
Mortgage-backed securities	24,686	24,364	21,075	20,621
Total	$26,237	$25,889	$22,626	$22,140
____________

(1) Excludes accrued interest receivable of $60 and $46 as of March 31, 2023 and December 31, 2022, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2023 and December 31, 2022, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2023	As of December 31, 2022
Due in one year or less	$97,574	$78,134
Due after one year through two years	45,252	12,981
Due after two years through three years	9,715	7,982
Due after three years through four years	3,920	4,033
Due after four years through five years	4,184	2,427
Due after five years	4,493	4,752
Total par value	165,138	110,309
Deferred prepayment fees	(1)	3
Discounts	(2)	(2)
Hedging adjustments	(477)	(715)
Total (1)	$164,658	$109,595
___________
(1) Carrying amounts exclude accrued interest receivable of $639 and $418 as of March 31, 2023 and December 31, 2022, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of March 31, 2023	As of December 31, 2022
Due or convertible in one year or less	$98,826	$79,317
Due or convertible after one year through two years	45,305	12,994
Due or convertible after two years through three years	9,684	8,033
Due or convertible after three years through four years	3,874	4,012
Due or convertible after four years through five years	3,740	2,110
Due or convertible after five years	3,709	3,843
Total par value	$165,138	$110,309

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2023	As of December 31, 2022
Fixed-rate:
Due in one year or less	$50,734	$36,379
Due after one year	17,670	13,786
Total fixed-rate	68,404	50,165
Variable-rate:
Due in one year or less	46,840	41,755
Due after one year	49,894	18,389
Total variable-rate	96,734	60,144
Total par value	$165,138	$110,309

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $126,400, or 76.5 percent of total advances, and $75,475, or 68.4 percent of total advances, as of March 31, 2023 and December 31, 2022, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2023 and December 31, 2022. No advance was past due, on nonaccrual status, or considered impaired as of March 31, 2023 and

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

December 31, 2022. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2023	As of December 31, 2022
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	115	119
Total unpaid principal balance	116	120
Total mortgage loans held for portfolio (1)	116	120
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$116	$120
____________
(1) Excludes accrued interest receivable of $1 as of March 31, 2023 and December 31, 2022.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2023	As of December 31, 2022
Conventional mortgage loans	$106	$109
Government-guaranteed or insured mortgage loans	10	11
Total unpaid principal balance	$116	$120

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

	As of March 31, 2023(2)	As of December 31, 2022(3)
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	5	4
Total past due mortgage loans	8	7
Current mortgage loans	98	102
Total conventional mortgage loans	$106	$109
____________
(1) Amortized cost excludes accrued interest receivable of $1 as of March 31, 2023 and December 31, 2022.
(2) Represents conventional mortgage loans originated prior to 2019.
(3) Represents conventional mortgage loans originated prior to 2018.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the other delinquency statistics for all mortgage loans.

	As of March 31, 2023
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.40%	4.43%	4.41%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$5	$—	$5

	As of December 31, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.01%	6.84%	4.26%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$4	$—	$4
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of March 31, 2023 and December 31, 2022, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The Bank offers loan modification program for its conventional mortgage loans programs. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts, or a combination of these types. There were no write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2023	As of December 31, 2022
Simple variable-rate	$92,832	$51,525
Fixed-rate	59,870	46,561
Step up/down	5,905	6,115
Total par value	$158,607	$104,201

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2023		As of December 31, 2022
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$110,405	4.66	$62,408	4.13
Due after one year through two years	22,608	2.76	14,210	1.43
Due after two years through three years	9,990	2.12	9,986	1.96
Due after three years through four years	9,166	1.49	8,701	1.20
Due after four years through five years	4,287	3.36	6,135	2.61
Due after five years	2,151	2.76	2,761	2.37
Total par value	158,607	3.98	104,201	3.17
Premiums	15		8
Discounts	(14)		(13)
Hedging adjustments	(2,020)		(2,467)
Total	$156,588		$101,729

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2023	As of December 31, 2022
Noncallable	$107,423	$62,050
Callable	51,184	42,151
Total par value	$158,607	$104,201

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2023	As of December 31, 2022
Due or callable in one year or less	$152,751	$98,320
Due or callable after one year through two years	1,719	2,610
Due or callable after two years through three years	1,987	1,330
Due or callable after three years through four years	445	587
Due or callable after four years through five years	474	133
Due or callable after five years	1,231	1,221
Total par value	$158,607	$104,201

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
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2023	$54,052	$54,667	4.79
As of December 31, 2022	$39,781	$40,005	4.00

Note 7—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2023		As of December 31, 2022
	Required	Actual	Required	Actual
Risk-based capital	$1,120	$10,081	$801	$7,680
Total regulatory capital ratio	4.00%	4.50%	4.00%	5.07%
Total regulatory capital (1)	$8,958	$10,081	$6,065	$7,680
Leverage capital ratio	5.00%	6.75%	5.00%	7.60%
Leverage capital	$11,197	$15,121	$7,581	$11,520
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2023 and 2022.

	2023		2022
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$78	6.37	$22	3.70

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(23)	—	(23)
Balance, March 31, 2022	$(32)	$(7)	$(39)

Balance, December 31, 2022	$(34)	$—	$(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	17	—	17
Balance, March 31, 2023	$(17)	$—	$(17)

e
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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 13—Derivatives and Hedging Activities to the 2022 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2023			As of December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$99,086	$51	$2,122	$77,673	$44	$2,506
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	1,138	3	1	63	3	1
Interest-rate caps or floors	4,000	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	5,138	3	1	4,063	3	1
Total derivatives before netting and collateral adjustments	$104,224	54	2,123	$81,736	47	2,507
Netting adjustments and cash collateral (2)		366	(2,113)		232	(2,482)
Derivative assets and derivative liabilities		$420	$10		$279	$25
___________
(1) Includes variation margin for daily settled contracts of negative $624 and negative $739 as of March 31, 2023 and December 31, 2022, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $2,486 and $2,714 as of March 31, 2023 and December 31, 2022, respectively. Cash collateral received including accrued interest, was $7 as of March 31, 2023. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2022.

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended March 31,
	2023				2022
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income	$1,507	$14	$(1,360)	$(516)	$63	$(22)
Changes in fair value:
Hedged items	$229	1	$(370)	$(18)	$(673)	$1,029
Derivatives	(237)	(1)	449	16	725	(1,018)
Net changes in fair value	(8)	—	79	(2)	52	11
Net interest settlements on derivatives (1) (2)	90	—	(285)	(2)	(59)	53
Amortization/accretion of active hedging relationships	2	—	(76)	—	(42)	—
Other	(1)	—	(1)	—	(11)	—
Total net interest income effect from fair value hedging relationships	$83	$—	$(283)	$(4)	$(60)	$64
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

	As of March 31, 2023				As of December 31, 2022
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$30,049	$(477)	$—	$(477)	$18,533	$(711)	$(4)	$(715)
Available-for-sale Securities	100	1	—	1	100	—	—	—
Consolidated obligations:
Bonds	60,887	(2,006)	(14)	(2,020)	48,521	(2,461)	(6)	(2,467)
Discount notes	8,750	8	—	8	11,475	(10)	—	(10)
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended March 31,
	2023	2022
Derivatives not designated as hedging instruments - Interest-rate caps or floors	$—	$1

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

	As of March 31, 2023		As of December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$45	$2,088	$21	$2,496
Cleared derivatives	9	35	26	11
Total gross recognized amount	54	2,123	47	2,507
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(28)	(2,078)	(19)	(2,471)
Cleared derivatives	394	(35)	251	(11)
Total gross amounts of netting adjustments and cash collateral	366	(2,113)	232	(2,482)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	17	10	2	25
Cleared derivatives	403	—	277	—
Total net amounts after netting adjustments and cash collateral	420	10	279	25
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	17	10	2	25
Cleared derivatives	403	—	277	—
Total net unsecured amount (1)	$420	$10	$279	$25
____________
(1) Any non-cash over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount. The Bank had additional net credit exposure of $17 and $0 as of March 31, 2023 and December 31, 2022, respectively, due to instances where the Bank’s non-cash collateral to a counterparty exceeds the Bank’s net derivative asset position. ___________  n.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2023 and December 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of March 31, 2023 and December 31, 2022.

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of March 31, 2023 and December 31, 2022.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2023 and December 31, 2022. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2023 and December 31, 2022. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$2,172	$2,172	$2,172	$—	$—
Interest-bearing deposits	2,241	2,241	—	2,241	—
Securities purchased under agreements to resell	10,500	10,500	—	10,500	—
Federal funds sold	14,055	14,055	—	14,055	—
Available-for-sale securities (1)	2,731	2,731	—	2,731	—
Held-to-maturity securities	26,237	25,889	—	25,889	—
Advances	164,658	164,476	—	164,476	—
Mortgage loans held for portfolio, net	116	111	—	111	—
Accrued interest receivable	713	713	—	713	—
Derivative assets (1)	420	420	—	54	366
Grantor trust assets (included in Other assets) (1)	25	25	25	—	—
Liabilities:
Interest-bearing deposits	2,362	2,362	—	2,362	—
Consolidated obligations, net:
Discount notes	54,052	54,050	—	54,050	—
Bonds	156,588	156,147	—	156,147	—
Accrued interest payable	733	733	—	733	—
Derivative liabilities (1)	10	10	—	2,123	(2,113)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,264,394 and $1,037,537 as of March 31, 2023 and December 31, 2022, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2023 and December 31, 2022. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2023 and December 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2023			As of December 31, 2022
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,443	$5,572	$9,015	$3,103	$5,943	$9,046
Commitments to fund additional advances	36	—	36	318	—	318
Unsettled consolidated obligation bonds, at par (2)	525	—	525	5,277	—	5,277
____________
(1)“Expire Within One Year” includes 22 standby letters of credit for a total of $54 and $49 as of March 31, 2023 and December 31, 2022, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $21 and $22 as of March 31, 2023 and December 31, 2022, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of March 31, 2023 and December 31, 2022.
The Bank may be subject to various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material effect on the Bank’s financial condition or results of operations.

Note 12—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments as declared by the Bank’s board of directors. All advances are issued to members and eligible housing associates under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio were purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loans purchased. Transactions in the ordinary course of business with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of March 31, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$2,425	31.28	$56,702	34.34	$—	—
Bank of America, National Association	1,185	15.28	27,505	16.66	1	0.03

	As of December 31, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,277	23.67	$29,702	26.93	$—	—

Note 13—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from other FHLBanks as of March 31, 2023 and December 31, 2022. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during the first three months of 2023 and 2022.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Three Months Ended March 31,
	2023	2022
Investing activities:
Loans to other FHLBanks	$(1,005)	$—
Principal collected on loans to other FHLBanks	1,005	—
Net change in loans to other FHLBanks	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$—	$520
Payments of short-term borrowings from other FHLBanks	—	(520)
Net change in borrowings from other FHLBanks	$—	$—

Transfer Consolidated Obligation Bonds to other FHLBanks. Occasionally, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the first three months of 2023, the Bank transferred to FHLBank Cincinnati consolidated obligation bonds with a par value and fair value of $250 on the day they were transferred. There were no such transfers during the first three months of 2022.

Note 14—Subsequent Events

On April 27, 2023, the Bank’s board of directors approved a first quarter 2023 cash dividend at an annualized rate of 6.50 percent. The Bank paid the first quarter 2023 dividend on May 2, 2023, in the amount of $99.

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

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital and financial markets and the U.S. economy; the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; future classification of securities; the impact of changes in product offerings; the impact of housing reform and other legislative or regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, the impact of the COVID-19 pandemic, as well as the risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 10, 2023, and in the Bank’s other filings with the SEC from time to time, and elsewhere in this Report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2023 and December 31, 2022, and results of operations for the first quarter of 2023 and 2022. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2022.

Executive Summary

Recent Market Conditions

The Bank’s overall results of operations are influenced by the economy and the financial markets. Market conditions impact members’ demand for advances, and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. The Federal Reserve Open Markets Committee (FOMC) continued to raise the target range for the federal funds rate as part of the FOMC’s efforts to manage inflation. The FOMC raised the target range for the federal funds rate twice during the first quarter, with the last increase during the quarter being on March 22, 2023, to 4.75 percent to 5 percent. On May 3, 2023 the FOMC announced a further increase to the target range for the federal funds rate to 5 percent to 5.25 percent.

In March 2023, several banks experienced financial difficulties creating significant stress for the banking industry and the financial markets. This stress in the banking industry prompted many of the Bank’s members to significantly increase their liquidity holdings, which led to a substantial increase in demand for the Bank’s advances. Despite significant increased demand, the Bank was able to continue issuing consolidated obligations during this period and to meet demand for advances from members.

In response to the liquidity issues experienced in the U.S. market environment, on March 12, 2023, the Federal Reserve Board of Governors (Federal Reserve) announced the creation and implementation of a new Bank Term Funding Program, which will be discussed in more detail in the Legislative and Regulatory Developments section.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions). These items are discussed in more detail below.

			Change
	As of March 31, 2023	As of December 31, 2022	Amount	Percent
Total assets	$223,944	$151,622	$72,322	47.70
Total liabilities	213,881	143,976	69,905	48.55
Total capital	10,063	7,646	2,417	31.61

•Total assets increased primarily due to a $55.1 billion, or 50.2 percent, increase in total advances, and a $14.9 billion, or 36.3 percent, increase in total investments. The increased liquidity concerns in the financial market led to an increased advance demand from the Bank’s members. Total investment increased in response to the increased advance demand.

•Total liabilities increased primarily due to a $69.1 billion, or 48.9 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital increased primarily due to an increase in advances which requires issuance of additional activity-based stock, pursuant to the Bank’s capital plan.

Results of Operations

The following table presents the Bank’s significant income items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Net interest income	$174	$68	$106	155.58
Noninterest income	(1)	6	(7)	(126.74)
Noninterest expense	36	34	2	7.98
Affordable Housing Program assessment	14	4	10	235.97
Net income	$123	$36	$87	236.25

•The increases in net interest income and net income were primarily due to an increase in advance balances, partially offset by an increase in interest rates which impacted interest bearing-liabilities more than interest-earning assets. The first quarter of 2023 saw increased liquidity concerns in the financial markets which led to increased advance demand from the Bank’s members.

•Average advance balances were $127.6 billion for the first quarter of 2023, compared to $46.8 billion for the same period in 2022.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended March 31,
	2023	2022	Change
Return on average equity (ROE)	5.92%	3.19%	2.73
Average daily SOFR	4.50	0.09	4.41
ROE spread to average daily SOFR	1.42	3.10	(1.68)
Interest-rate spread	0.12	0.33	(0.21)

•The increase in ROE was primarily due to the increase in net income during the quarter.

•The decrease in ROE spread to average daily SOFR was due to the increase in average daily SOFR was more than the increase in ROE during the period.

•The decrease in the Bank’s interest-rate spread for the first quarter of 2023, compared to the same period in 2022, was primarily due to increases in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

Business Outlook

The factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s 2022 Form 10-K.

External factors such as liquidity levels at member institutions, fiscal and monetary policies, interest rates, performance of global economies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

Liquidity concerns in the financial markets during the period led to significant increased demand for advances from the Bank. Higher interest rates resulting from the FOMC measures continue to be experienced. During periods of stressed market conditions, the Bank mitigates risk by maintaining and enforcing adequate collateral and credit policies. Instability and uncertainty in financial markets may impact the Bank’s access to capital markets and ability to meet advance demand. At this time, the Bank continued to have access to all consolidated obligation bond and discount note funding channels while experiencing heightened demand for advances. Importantly, the Bank has continued to execute on the Bank’s business model, as a reliable source of liquidity and funding for our members, while remaining adequately capitalized. The Bank cannot predict other extraordinary events causing uncertainty in demand which may have an impact on the Bank’s results of operations, nor the extent to which these events could continue to impact advance demand levels. The Bank expects to continue to offer funding at favorable conditions to its members.

As the financial industry continues to experience consolidation, the Bank’s membership base may decrease, and its advance balance and other business could increase or decrease significantly depending upon the size of the financial institutions involved in the merger. The Bank’s business could be affected by the ongoing financial sector merger activity, including as a result of a single event. For instance, the Bank may experience the loss of a member’s business due to acquisition by a non-member or increased businesses resulting from acquisitions by Bank members.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2023		As of December 31, 2022		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$164,658	73.53	$109,595	72.28	$55,063	50.24
Investment securities	28,968	12.93	25,339	16.71	3,629	14.32
Other investments	26,796	11.97	15,563	10.27	11,233	72.18
Mortgage loans, net	116	0.05	120	0.08	(4)	(3.54)
Other assets	3,406	1.52	1,005	0.66	2,401	239.33
Total assets	$223,944	100.00	$151,622	100.00	$72,322	47.70
Consolidated obligations, net:
Discount notes	$54,052	25.27	$39,781	27.63	$14,271	35.87
Bonds	156,588	73.21	101,729	70.66	54,859	53.93
Deposits	2,362	1.11	1,821	1.26	541	29.74
Other liabilities	879	0.41	645	0.45	234	36.24
Total liabilities	$213,881	100.00	$143,976	100.00	$69,905	48.55
Capital stock	$7,752	77.03	$5,397	70.58	$2,355	43.64
Retained earnings	2,328	23.14	2,283	29.86	45	1.97
Accumulated other comprehensive loss	(17)	(0.17)	(34)	(0.44)	17	(48.78)
Total capital	$10,063	100.00	$7,646	100.00	$2,417	31.61

Advances

Total advances increased by 50.2 percent as of March 31, 2023, compared to December 31, 2022, as a result of increased demand from the Bank’s members. A significant percentage of advances originated during the first three months of 2023 were short-term advances. Advances continued to increase during the first quarter of 2023, driven by continued demand by depository members for liquidity. In particular, during March 2023, member demand for advances accelerated in response to the stress placed on the banking industry and the corresponding increased demand from the Bank’s members for liquidity.

As of March 31, 2023, 41.4 percent of the Bank’s advances were fixed-rate, compared to 45.5 percent as of December 31, 2022. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2023 and December 31, 2022, 43.0 percent and 34.5 percent, respectively, of the Bank’s fixed-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to SOFR and OIS. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2023		As of December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$96,735	58.58	$60,144	54.52
Fixed rate (1)	66,720	40.40	48,533	44.00
Convertible	1,343	0.81	1,266	1.15
Principal reducing credit	340	0.21	366	0.33
Total par value	$165,138	100.00	$110,309	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of March 31, 2023	As of December 31, 2022	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$2,731	$2,713	$18	0.65
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,550	1,550	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,362	257	2,105	817.56
Government-sponsored enterprises residential	6,466	5,504	962	17.48
Government-sponsored enterprises commercial	15,858	15,314	544	3.55
Total mortgage-backed securities	24,686	21,075	3,611	17.13
Total held-to-maturity securities	26,237	22,626	3,611	15.96
Total investment securities	28,968	25,339	3,629	14.32
Interest-bearing deposits (1)	2,241	1,277	964	75.51
Securities purchased under agreements to resell	10,500	6,250	4,250	68.00
Federal funds sold (2)	14,055	8,036	6,019	74.90
Total other investments	26,796	15,563	11,233	72.18
Total investments	$55,764	$40,902	$14,862	36.33
____________
(1) Interest-bearing deposits includes a $50 million business money market account with United Bank, one of the Bank’s 10 largest borrowers, as of March 31, 2023.
(2) Federal funds sold includes $190 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers, as of December 31, 2022..

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of March 31, 2023 and December 31, 2022, as these investments amounted to 245 percent and 274 percent of the Bank’s regulatory capital, respectively. The increase in MBS as of March 31, 2023, compared to December 31, 2022, was due to the purchase of MBS during the first quarter 2023.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of March 31, 2023, compared to December 31, 2022, is primarily due to the need to fund the increased advance demand.

Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from member participating financial institutions and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2022 to March 31, 2023 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of March 31, 2023 and December 31, 2022. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2023	As of December 31, 2022
Florida	22.34	22.52
South Carolina	22.02	22.18
Virginia	11.49	11.28
Georgia	10.96	11.01
North Carolina	7.92	7.85
All other	25.27	25.16
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2022 to March 31, 2023 was primarily a result of an increase in advances outstanding and increased liquidity needs during the period. Consolidated obligation issuances financed 94.1 percent of the $223.9 billion in total assets as of March 31, 2023, a slight increase from the financing ratio of 93.3 percent as of December 31, 2022.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2023 and December 31, 2022, 92.2 percent and 91.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, 15.8 percent and 28.7, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On May 3, 2023, the Bank received notification from the Finance Agency that, based on March 31, 2023 data, it will recommend to the Director that the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of March 31, 2023, the Bank was in compliance with this ratio.

The Bank’s financial management policy is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the first quarter of 2023 and 2022.

Net Income

The following table presents the Bank’s significant income items (dollars in millions).

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Net interest income	$174	$68	$106	155.58
Noninterest (loss) income	(1)	6	(7)	(126.74)
Noninterest expense	36	34	2	7.98
Affordable Housing Program assessment	14	4	10	235.97
Net income	$123	$36	$87	236.25

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $204 million and an increase of $4 million for the first quarter of 2023 and 2022, respectively.

Below are the primary factors that impacted net interest income and net income for the first quarter of 2023, compared to the same period of 2022:

•During the latter part of the first quarter of 2023, there were increased liquidity concerns in the financial markets which led to increased advance demand. The increases in net interest income and net income were primarily due to an increase in advance balances, partially offset by an increase in interest rates which impacted interest bearing-liabilities more than the increase in interest-earning assets.

•Average advance balances were $127.6 billion for the first quarter of 2023, compared to $46.8 billion for the same period in 2022.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2023 and 2022 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net (losses) gains on derivatives.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 12 basis points for the first quarter of 2023, compared to 33 basis points for the same period in 2022. The decrease in the Bank’s interest rate spread for the first quarter of 2023, compared to the same period in 2022, was primarily due to an increase in interest rates that impacted the expense from interest-bearing liabilities more than the income from interest-earning assets.

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,246	$50	4.69	$1,693	$1	0.16
Securities purchased under agreements to resell	7,478	83	4.52	2,875	1	0.10
Federal funds sold	12,948	147	4.59	10,802	3	0.12
Investment securities (2)	26,452	285	4.37	17,250	27	0.63
Advances (3)	127,559	1,507	4.79	46,779	63	0.55
Mortgage loans (4)	118	2	5.22	144	2	5.20
Loans to other FHLBanks	34	—	4.64	—	—	0.07
Total interest-earning assets	178,835	2,074	4.70	79,543	97	0.49
Other assets	1,339			983
Total assets	$180,174			$80,526
Liabilities and Capital
Interest-bearing deposits (5)	$2,143	24	4.55	$2,234	—	0.04
Consolidated obligations, net:
Discount notes	45,387	516	4.61	26,034	7	0.11
Bonds	120,762	1,360	4.57	46,676	22	0.19
Other borrowings	—	—	20.87	10	—	1.58
Total interest-bearing liabilities	168,292	1,900	4.58	74,954	29	0.16
Other liabilities	3,470			939
Total capital	8,412			4,633
Total liabilities and capital	$180,174			$80,526
Net interest income and net yield on interest-earning assets		$174	0.39		$68	0.35
Interest-rate spread			0.12			0.33
Average interest-earning assets to interest-bearing liabilities			106.26			106.12
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances that were not material for the reported periods.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the first quarter of 2023, compared to the same periods in 2022, was primarily related to an increased in average advance balances, partially offset by an increase in interest rates which impacted interest-bearing liabilities more than the interest-earning assets.

	For the Three Months Ended March 31,
	2023 vs. 2022
	Volume (1)	Rate (1)	Net Change
Change in interest income:
Interest-bearing deposits	$3	$46	$49
Securities purchased under agreements to resell	2	80	82
Federal funds sold	1	143	144
Investment securities	21	237	258
Advances	265	1,179	1,444
Total	292	1,685	1,977
Change in interest expense:
Interest-bearing deposits	—	24	24
Consolidated obligations, net:
Discount notes	9	500	509
Bonds	84	1,254	1,338
Total	93	1,778	1,871
Change in net interest income	$199	$(93)	$106
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2023
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$2	$(76)	$—	$(74)
Net changes in fair value hedges	(8)	79	(2)	69
Net interest settlements on derivatives (1)	90	(285)	(2)	(197)
Other (2)	(1)	(1)	—	(2)
Total effect on net interest income	$83	$(283)	$(4)	$(204)
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
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest (Loss) Income

The following table presents the components of noninterest (loss) income (dollars in millions).

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Net gains on derivatives	$—	$1	$(1)	(63.67)
Standby letters of credit fees	2	2	—	29.79
Gain on litigation settlements, net	—	4	(4)	(100.00)
Other	(3)	(1)	(2)	(348.93)
Total noninterest (loss) income	$(1)	$6	$(7)	(126.74)
During the first quarter of 2022, the Bank received a $4 million net litigation settlement related to certain investments in London Interbank Offered Rate (LIBOR)-based financial instruments claim.

Noninterest Expense and Affordable Housing Program (AHP) Assessment

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Statements of Condition (at period end)
Total assets	$223,944	$151,622	$140,298	$118,191	$84,450
Advances	164,658	109,595	93,071	72,320	51,538
Investments (1)	55,764	40,902	45,172	43,861	31,405
Mortgage loans held for portfolio, net	116	120	124	131	139
Consolidated obligations, net (2)	210,640	141,510	130,788	109,247	76,635
Total Capital stock Class B putable	7,752	5,397	4,241	3,442	2,656
Retained earnings	2,328	2,283	2,260	2,246	2,242
Accumulated other comprehensive loss	(17)	(34)	(51)	(46)	(39)
Total capital	10,063	7,646	6,450	5,642	4,859
Statements of Income (for the period ended)
Net interest income	174	107	81	71	68
Standby letters of credit fees	2	3	2	1	2
Net income	123	74	47	27	36
Performance Ratios (%)
Return on equity (3)	5.92	4.20	3.06	1.96	3.19
Return on assets (4)	0.28	0.19	0.15	0.10	0.18
Net yield on interest-earning assets	0.39	0.28	0.26	0.27	0.35
Interest-rate spread	0.12	0.04	0.12	0.23	0.33
Regulatory capital ratio (at period end) (6)	4.50	5.07	4.63	4.81	5.80
Equity to assets ratio (7)	4.49	5.04	4.77	5.16	5.75
Dividend payout ratio (8)	63.36	68.95	71.22	84.19	60.82
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2023	$1,264,394
December 31, 2022	1,037,537
September 30, 2022	898,285
June 30, 2022	771,366
March 31, 2022	621,599
(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
(6) Calculated as average total equity, divided by average total assets.
(7) Calculated as dividends declared during the period divided by net income during the period.

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
The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balance and the funding balance between financial assets and financial liabilities.
Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance and extraordinary market events. Under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first quarter of 2023.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first quarter of 2023.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first quarter of 2023.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$15	$604
Investing activities	(69,443)	(6,865)
Financing activities	71,459	6,320
Net change in cash and due from banks	$2,031	$59

Two primary drivers that can impact net operating cash flows are fluctuations in net income and net change in derivatives and hedging activities.

•The Bank recorded net income of $123 million for the first quarter of 2023 compared to net income of $36 million for the same period in 2022.

•The Bank recorded a net negative change of $165 million in derivative and hedging activities for the first quarter of 2023 compared to a net positive change of $567 million in derivative and hedging activities for the first quarter in 2022. The change in derivative and hedging activities was primarily driven by the increase in interest rates.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated $197.0 billion of advances and collected $142.1 billion of advances principal for the first quarter of 2023 compared to $37.0 billion and $30.1 billion, respectively, for the first quarter in 2022.

•The Bank purchased investment securities of $4.1 billion and received proceeds from principal collected of $450 million for the first quarter 2023 compared to $1.2 billion and $1.0 billion, respectively, for the same period in 2022. For the first quarter of 2023, the Bank recorded a net change of negative $11.0 billion related to liquidity investments compared to a net change of positive $96 million for the first quarter of 2022. The increase in investing activities, was in response to the increased advance demand experienced during the first quarter of 2023 and the Bank’s corresponding increase in short-term liquidity to meet the advance demand.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.
•The Bank issued $245.2 billion in consolidated obligations and paid $176.6 billion for maturing and retiring consolidated obligations for the first quarter of 2023, compared to $176.0 billion and $170.0 billion, respectively, for the first quarter of 2022.

Anticipated Cash Expenditures

As of March 31, 2023, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2023 and December 31, 2022, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the

FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the FHLBanks had $1,477.7 billion in aggregate par value of consolidated obligations issued and outstanding, $213.3 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of March 31, 2023.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a Bank Term Funding Program (BTFP), as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until at least March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. The BTFP makes an alternative funding source with favorable terms available for the Bank’s depository institution members, which could reduce demand for advances from the Bank by some members during the term of the BTFP. The Bank cannot determine the impact of this new program on its business, financial condition or results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. The Bank is assessing to which extent the obligations will be triggered for the Bank and what operational changes will be necessary for compliance. While the Bank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on its financial condition or results of operations.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. The proposal is open for public comment through June 26, 2023, and the Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

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

Transition of LIBOR to SOFR

The Bank continues to implement the plan for the replacement of the LIBOR benchmark interest rate for certain of the Bank’s assets and liabilities, and certain collateral pledged to the Bank indexed to LIBOR, with exposure extending past June 30, 2023.

The LIBOR transition plan implementation is led by the Bank’s LIBOR Steering Committee. The plan outlines the Bank’s transition activities, including LIBOR exposure evaluation, risk management, legal, operational, systems and operations, shareholder and external communication and education, and other aspects of planning. The committee provides periodic reports to the Bank’s executive management committee and board of directors.

As part of the Bank’s risk LIBOR exposure evaluation and risk management, the Bank has developed an inventory of financial instruments impacted by the LIBOR transition and been identifying and updating contracts that may require adding or adjusting fallback language. The Bank added or adjusted fallback language in all outstanding LIBOR-linked advance confirmations and its credit and collateral policy to include fallback language addressing the discontinuation of LIBOR as a benchmark rate. During the first quarter of 2023, the Bank completed transition of its LIBOR-indexed interest rate swap assets with maturities beyond June 30, 2023.

The Bank holds a LIBOR-based agency MBS investment portfolio (i.e.: MBS securities with guaranteed principal and interest to be paid by Fannie Mae and Freddie Mac) which will transition to SOFR under rules established by the Federal Reserve that became effective on February 27, 2023 pursuant to the LIBOR transition legislation, as announced by Fannie Mae and Freddie Mac and consistent with ISDA-recommended LIBOR fallback criteria.

Background

Pursuant to the March 5, 2021 United Kingdom's Financial Conduct Authority (FCA) announcement, 1-week and 2-month U.S. dollar LIBOR ceased being provided by its administrator on December 31, 2021 and the remaining U.S. dollar LIBOR settings will cease being provided by an administrator or no longer be representative immediately after June 30, 2023. The Adjustable Interest Rate (LIBOR) Act was enacted in the U.S. in March 2022. On December 16, 2022, the Federal Reserve adopted a final rule that implements the LIBOR Act. The final rule, which went into effect on February 27, 2023, established the benchmark replacement rates based on SOFR for certain contracts, to apply after June 30, 2023. On April 3, 2023, the UK FCA announced that it will require publication of a non-representative “synthetic” U.S. dollar LIBOR for 1-month, 3-month and 6-month tenors starting on July 1, 2023, which will be calculated based on the 1-month, 3-month or 6-month CME Term SOFR reference rate plus the ISDA Spread Adjustment for the corresponding tenor, with intended use of synthetic LIBOR is for a narrow range of legacy contracts only. The FCA has indicated its intent to discontinue the publication of synthetic U.S. dollar LIBOR on September 30, 2024. The Bank does not expect the “synthetic” U.S. dollar LIBOR to have any impact to its LIBOR transition plan.

The Bank has LIBOR exposure related to advances, investment securities, and derivatives. The following tables present the Bank’s LIBOR-indexed variable-rate financial instruments and interest-rate swaps with LIBOR exposure as of March 31, 2023 and December 31, 2022, respectively, is set forth below (in millions).

	As of March 31, 2023
	Due/Terminates through	Due/Terminates
	June 30, 2023	thereafter	Total
Assets with LIBOR exposure
Advance by redemption term (principal amount) (1)	$—	$5	$5
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	—	465	465
Mortgage-backed securities	9	8,184	8,193
Total investment securities	9	8,649	8,658
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	54	—	54
Uncleared	1	5	6
Total interest-rate swaps	55	5	60
Total principal/notional amount	$64	$8,659	$8,723

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$71	$—	$71
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
Investment securities by contractual maturity (principal amount)
Non-mortgage-backed securities	—	465	465
Mortgage-backed securities	10	8,451	8,461
Total investment securities	10	8,916	8,926
LIBOR-indexed interest-rate swaps notional amount (receive leg)
Cleared	79	—	79
Uncleared	22	5	27
Total interest-rate swaps	101	5	106
Total principal/notional amount	$116	$8,926	$9,042

Liabilities with LIBOR exposure
LIBOR-indexed interest-rate swaps notional amount (pay leg)
Cleared	$71	$—	$71
____________
(1) Includes all fixed-rate advances that have cap/floor optionality and excludes convertible advances. The LIBOR exposure on the $5 million advance that matures after June 30, 2023, is related to a cap. The last reset date for this advance is prior to June 30, 2023.

In addition to LIBOR-indexed interest-rate swaps included in the above tables, the Bank has interest-rate caps and floors with LIBOR exposure. The estimated net fair value of these interest-rate caps and floors was not material as of March 31, 2023 and December 31, 2022. The following table presents the notional amount of caps and floors with LIBOR exposure (in millions).

	As of March 31, 2023	As of December 31, 2022
Terminates after June 30, 2023	$4,000	$4,000

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

	As of March 31, 2023		As of December 31, 2022
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	317	$155,675	300	$101,663
102	42	9,115	48	8,370
103	13	221	7	43
104	3	127	4	233
Total	375	$165,138	359	$110,309
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of March 31, 2023, and their total outstanding advance and standby letters of credit balance was $15.8 billion and $1.0 billion, respectively, as of March 31, 2023.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2023 and December 31, 2022. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2023	$165,138	$409,334	59.57	20.93	19.50
As of December 31, 2022	110,309	331,253	63.13	14.13	22.74
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2023 and December 31, 2022.

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

	As of March 31, 2023
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,425	$—	$—	$1,425
Canada	3,730	—	—	3,730
Finland	1,425	—	—	1,425
France	2,155	—	—	2,155
Germany	2,000	—	—	2,000
Netherlands	1,370	—	—	1,370
Norway	300	—	—	300
United States of America	1,650	2,241	1	3,892
Total	$14,055	$2,241	$1	$16,297
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
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $16.3 billion as of March 31, 2023 from $9.3 billion as of December 31, 2022. As of March 31, 2023, Royal Bank of Canada (Canada) and Toronto Dominion Bank (Canada) each represented greater than 10 percent and collectively represented 22.9 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties. As of March 31, 2023, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

The Bank’s RMP permits the Bank to invest in U.S. agency (i.e., Fannie Mae, Freddie Mac and Ginnie Mae) obligations including the following: (1) CMOs and REMICS that are backed by U.S. agencies; and (2) other MBS, CMOs, and REMICS that are of sufficient investment quality, which typically have the highest ratings issued by S&P or Moody’s at the time of purchase. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The following table presents information on the credit ratings of the Bank’s investments held as of March 31, 2023 (in millions), based on their credit ratings as of March 31, 2023. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of March 31, 2023
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$2,731	$—	$—	$2,731
Government-sponsored enterprises debt obligations	—	1,550	—	—	1,550
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,362	—	—	2,362
Government-sponsored enterprises residential	—	6,466	—	—	6,466
Government-sponsored enterprises commercial	543	15,315	—	—	15,858
Total mortgage-backed securities	543	24,143	—	—	24,686
Total investment securities	543	28,425	—	—	28,968
Other investments:
Interest-bearing deposits	—	3	2,188	50	2,241
Securities purchased under agreements to resell	—	9,500	1,000	—	10,500
Federal funds sold	—	5,455	8,600	—	14,055
Total other investments	—	14,958	11,788	50	26,796
Total investments	$543	$43,383	$11,788	$50	$55,764

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2023 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of March 31, 2023.

Uncleared derivative transactions executed on or after the dates specified in applicable regulations are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2023, the Bank was required to post $17 million of initial margin on its uncleared derivative transactions.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of March 31, 2023. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of March 31, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty		Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$465	$1	$(1)	$—		$—
Liability positions with credit exposure:
Single-A	28,113	(956)	969	17		30
Triple-B	11,136	(549)	553	—		4
Cleared derivatives	43,118	(26)	429	—		403
Total derivative positions with non-member counterparties to which the Bank had credit exposure	82,832	(1,530)	1,950	17	—	437
Member institutions (1)	11	—	—	—		—
Total	$82,843	$(1,530)	$1,950	$17	$—	$437
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Triple-B	$10	$—	$—	$—
Cleared derivatives	30,749	16	260	276
Liability positions with credit exposure:
Single-A	9,465	(592)	594	2
Cleared derivatives	591	—	1	1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	40,815	(576)	855	279
Member institutions (1)	11	—	—	—
Total	$40,826	$(576)	$855	$279
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
The allowance for credit losses on mortgage loans was not material as of March 31, 2023 and December 31, 2022.

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

			As of March 31, 2023	As of December 31, 2022
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$11,624	$3,855
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	16,708	13,418
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	1,092	333
		Total	29,424	17,606
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	100	100
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	9,473	6,246
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	51,694	42,412
		Total	61,167	48,658
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	8,396	11,309
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Non-qualifying hedges	1,075	—
			9,471	11,309
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	22	23
Total notional amount			$104,224	$81,736

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2023			As of December 31, 2022
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.14	0.14	0.17	0.17	0.17	0.19
Liabilities	0.15	0.13	0.11	0.17	0.15	0.13
Equity	(0.01)	0.46	1.59	0.15	0.63	1.42
Effective duration gap	(0.01)	0.01	0.06	—	0.02	0.06
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2023			As of December 31, 2022
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$225,891	$225,287	$224,555	$151,146	$150,644	$150,096
Liabilities	215,951	215,355	214,839	143,687	143,230	142,837
Equity	9,940	9,932	9,716	7,459	7,414	7,259
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

As of March 31, 2023, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Dated Filed

1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/2021
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	10/8/2021
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (Amended and Restated effective as of February 1, 2023)*
10.8	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (January 1, 2023)*
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

+ Furnished herewith
* Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	May 12, 2023	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	May 12, 2023	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer