Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Atlanta
filed 2023-08-11
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2023 was 52,435,456.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of June 30, 2023	As of December 31, 2022
Assets
Cash and due from banks	$1,890	$141
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of June 30, 2023 and December 31, 2022)	2,076	1,277
Securities purchased under agreements to resell	15,000	6,250
Federal funds sold	12,995	8,036
Investment securities:
Available-for-sale securities (amortized cost of $1,697 and $2,747 as of June 30, 2023 and December 31, 2022, respectively)	1,695	2,713
Held-to-maturity securities (fair value of $26,208 and $22,140, include $18 and $0 pledged as of June 30, 2023 and December 31, 2022, respectively)	26,663	22,626
Total investment securities	28,358	25,339
Advances	112,380	109,595
Mortgage loans held for portfolio, net	111	120
Accrued interest receivable	801	477
Derivative assets	534	279
Other assets, net	111	108
Total assets	$174,256	$151,622
Liabilities
Interest-bearing deposits	$2,120	$1,821
Consolidated obligations, net:
Discount notes	20,999	39,781
Bonds	141,994	101,729
Total consolidated obligations, net	162,993	141,510
Accrued interest payable	1,025	481
Affordable Housing Program payable	81	59
Derivative liabilities	13	25
Other liabilities	79	80
Total liabilities	166,311	143,976
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7,392,446 and 7,113,946 as of June 30, 2023 and December 31, 2022, respectively	739	711
Subclass B2 issued and outstanding shares: 47,946,021 and 46,760,652 as of June 30, 2023 and December 31, 2022, respectively	4,795	4,676
Subclass B3 issued and outstanding shares: 98,416 and 93,107 as of June 30, 2023 and December 31, 2022, respectively	10	10
Total capital stock Class B putable	5,544	5,397
Retained earnings:
Restricted	711	651
Unrestricted	1,692	1,632
Total retained earnings	2,403	2,283
Accumulated other comprehensive loss	(2)	(34)
Total capital	7,945	7,646
Total liabilities and capital	$174,256	$151,622

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Advances	$2,038	$172	$3,545	$235
Interest-bearing deposits	58	5	108	6
Securities purchased under agreements to resell	108	16	191	17
Federal funds sold	184	19	331	22
Available-for-sale securities	16	4	30	6
Held-to-maturity securities	335	43	606	68
Mortgage loans	1	1	3	3
Total interest income	2,740	260	4,814	357
Interest expense
Consolidated obligations:
Discount notes	523	80	1,039	87
Bonds	1,959	106	3,319	128
Interest-bearing deposits	24	3	48	3
Total interest expense	2,506	189	4,406	218
Net interest income	234	71	408	139
Noninterest income (loss)
Net gains on derivatives	2	—	2	1
Standby letters of credit fees	2	1	4	3
Gain on litigation settlements, net	—	—	—	4
Other	1	(1)	(2)	(2)
Total noninterest income	5	—	4	6
Noninterest expense
Compensation and benefits	21	20	39	38
Other operating expenses	12	11	23	22
Federal Housing Finance Agency	3	3	6	5
Office of Finance	2	2	5	4
Other	8	5	9	6
Total noninterest expense	46	41	82	75
Income before assessment	193	30	330	70
Affordable Housing Program assessment	19	3	33	7
Net income	$174	$27	$297	$63

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$174	$27	$297	$63
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	15	(8)	32	(31)
Pension and postretirement benefits	—	1	—	1
Total other comprehensive income (loss)	15	(7)	32	(30)
Total comprehensive income	$189	$20	$329	$33

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, March 31, 2022	27	$2,656	$622	$1,620	$2,242	$(39)	$4,859
Issuance of capital stock	27	2,680	—	—	—	—	2,680
Repurchase/redemption of capital stock	(20)	(1,894)	—	—	—	—	(1,894)
Comprehensive income (loss)	—	—	5	22	27	(7)	20
Cash dividends on capital stock	—	—	—	(23)	(23)	—	(23)
Balance, June 30, 2022	34	$3,442	$627	$1,619	$2,246	$(46)	$5,642

Balance, March 31, 2023	78	$7,752	$676	$1,652	$2,328	$(17)	$10,063
Issuance of capital stock	21	2,077	—	—	—	—	2,077
Repurchase/redemption of capital stock	(44)	(4,285)	—	—	—	—	(4,285)
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income	—	—	35	139	174	15	189
Cash dividends on capital stock	—	—	—	(99)	(99)	—	(99)
Balance, June 30, 2023	55	$5,544	$711	$1,692	$2,403	$(2)	$7,945

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	35	3,523	—	—	—	—	3,523
Repurchase/redemption of capital stock	(25)	(2,441)	—	—	—	—	(2,441)
Net shares reclassified to mandatorily redeemable capital stock	—	(23)	—	—	—	—	(23)
Comprehensive income (loss)	—	—	12	51	63	(30)	33
Cash dividends on capital stock	—	—	—	(45)	(45)	—	(45)
Balance, June 30, 2022	34	$3,442	$627	$1,619	$2,246	$(46)	$5,642

Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646
Issuance of capital stock	77	7,680	—	—	—	—	7,680
Repurchase/redemption of capital stock	(76)	(7,531)	—	—	—	—	(7,531)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	60	237	297	32	329
Cash dividends on capital stock	—	—	—	(177)	(177)	—	(177)
Balance, June 30, 2023	55	$5,544	$711	$1,692	$2,403	$(2)	$7,945

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$297	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	128	36
Net change in derivative and hedging activities	(80)	738
Net change in:
Accrued interest receivable	(325)	(32)
Other assets	(3)	7
Affordable Housing Program payable	22	(1)
Accrued interest payable	543	67
Other liabilities	(1)	(2)
Total adjustments	284	813
Net cash provided by operating activities	581	876
Investing activities
Net change in:
Interest-bearing deposits	(749)	(1,696)
Securities purchased under agreements to resell	(8,750)	(7,250)
Federal funds sold	(4,959)	(2,065)
Loans to other FHLBanks	—	(500)
Available-for-sale securities:
Proceeds from principal collected	1,050	—
Held-to-maturity securities:
Proceeds from principal collected	1,005	1,833
Purchases of long-term	(5,042)	(3,513)
Advances:
Proceeds from principal collected	304,785	111,795
Originated	(307,635)	(139,639)
Mortgage loans:
Proceeds from principal collected	9	19
Purchases of premises, equipment, and software	(5)	(5)
Net cash used in investing activities	(20,291)	(41,021)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Six Months Ended June 30,
	2023	2022
Financing activities
Net change in interest-bearing deposits	312	173
Net payments on derivatives containing a financing element	—	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	177,658	388,825
Bonds	121,636	25,942
Payments for debt issuance costs	(5)	(3)
Payments for maturing and retiring consolidated obligations:
Discount notes	(185,400)	(362,612)
Discount notes transferred to other FHLBanks	(11,158)	—
Bonds	(81,304)	(13,187)
Bonds transferred to other FHLBanks	(250)	—
Proceeds from issuance of capital stock	7,680	3,523
Payments for repurchase/redemption of capital stock	(7,531)	(2,441)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	(24)
Cash dividends paid	(177)	(45)
Net cash provided by financing activities	21,459	40,148
Net increase in cash and due from banks	1,749	3
Cash and due from banks at beginning of the period	141	879
Cash and due from banks at end of the period	$1,890	$882
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,558	$86
Affordable Housing Program assessment, net	$11	$8
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$2	$23
Held-to-maturity securities acquired with accrued liabilities	$—	$789

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of June 30, 2023 and December 31, 2022. No allowance for credit losses was recorded for these assets as of June 30, 2023 and December 31, 2022. The carrying values of these assets excludes accrued interest receivable that was not material as of June 30, 2023 and December 31, 2022.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of June 30, 2023 and December 31, 2022.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2022 audited financial statements for a description of all the Bank’s significant accounting policies. Effective January 1, 2023, the Bank adopted prospectively new accounting guidance which discontinued the recognition and measurement guidance on troubled debt restructurings for entities that have adopted the current expected credit loss methodology, enhanced disclosures requirements for certain loan modifications by creditors made to borrowers experiencing financial difficulty, and required the disclosure of current-period gross write-offs by year of origination for financing receivables. There have been no other changes to the Bank’s accounting policies as of June 30, 2023.
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

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2023	$1,697	$—	$(2)	$1,695
As of December 31, 2022	$2,747	$1	$(35)	$2,713
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable that was $11 and $10 as of June 30, 2023 and December 31, 2022, respectively.
The following table presents available-for-sale securities with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	12 Months or More
	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2023	$548	$(2)
As of December 31, 2022	$1,564	$(35)
Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$1,600	$1,598	$2,649	$2,615
Due after one year through five years	97	97	98	98
Total	$1,697	$1,695	$2,747	$2,713
 ____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and excludes accrued interest receivable that was $11 and $10 as of June 30, 2023 and December 31, 2022, respectively.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of June 30, 2023 and December 31, 2022 because the securities carry an explicit government guarantee.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2023				As of December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,550	4	(27)	1,527	1,550	2	(34)	1,518
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,325	1	(41)	2,285	257	2	(23)	236
Government-sponsored enterprises residential	6,430	2	(190)	6,242	5,504	1	(166)	5,339
Government-sponsored enterprises commercial	16,357	13	(217)	16,153	15,314	—	(268)	15,046
Total	$26,663	$20	$(475)	$26,208	$22,626	$5	$(491)	$22,140
 ____________
(1) Excludes accrued interest receivable of $62 and $46 as of June 30, 2023 and December 31, 2022, respectively.

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

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$755	$729	$75	$75
Due after one year through five years	736	739	1,416	1,384
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	1,551	1,528	1,551	1,519
Mortgage-backed securities	25,112	24,680	21,075	20,621
Total	$26,663	$26,208	$22,626	$22,140
____________

(1) Excludes accrued interest receivable of $62 and $46 as of June 30, 2023 and December 31, 2022, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2023 and December 31, 2022, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2023	As of December 31, 2022
Due in one year or less	$79,943	$78,134
Due after one year through two years	12,666	12,981
Due after two years through three years	7,789	7,982
Due after three years through four years	3,346	4,033
Due after four years through five years	5,391	2,427
Due after five years	4,021	4,752
Total par value	113,156	110,309
Deferred prepayment fees	1	3
Discounts	(1)	(2)
Hedging adjustments	(776)	(715)
Total (1)	$112,380	$109,595
___________
(1) Carrying amounts exclude accrued interest receivable of $718 and $418 as of June 30, 2023 and December 31, 2022, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of June 30, 2023	As of December 31, 2022
Due or convertible in one year or less	$81,425	$79,317
Due or convertible after one year through two years	12,714	12,994
Due or convertible after two years through three years	7,784	8,033
Due or convertible after three years through four years	3,230	4,012
Due or convertible after four years through five years	4,520	2,110
Due or convertible after five years	3,483	3,843
Total par value	$113,156	$110,309

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2023	As of December 31, 2022
Fixed-rate:
Due in one year or less	$34,893	$36,379
Due after one year	19,150	13,786
Total fixed-rate	54,043	50,165
Variable-rate:
Due in one year or less	45,050	41,755
Due after one year	14,063	18,389
Total variable-rate	59,113	60,144
Total par value	$113,156	$110,309

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $78,639, or 69.5 percent of total advances, and $75,475, or 68.4 percent of total advances, as of June 30, 2023 and December 31, 2022, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2023 and December 31, 2022. No advance was past due, on nonaccrual status, or considered impaired as of June 30, 2023 and

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

December 31, 2022. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulty during the six months ended June 30, 2023.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2023	As of December 31, 2022
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	110	119
Total unpaid principal balance	111	120
Total mortgage loans held for portfolio (1)	111	120
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$111	$120
____________
(1) Excludes accrued interest receivable that was not material for the reported periods.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2023	As of December 31, 2022
Conventional mortgage loans	$101	$109
Government-guaranteed or insured mortgage loans	10	11
Total unpaid principal balance	$111	$120

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of June 30, 2023	As of December 31, 2022
Payment status, at amortized cost:(1)
Past due 30-59 days	$3	$2
Past due 60-89 days	1	1
Past due 90 days or more	3	4
Total past due mortgage loans	7	7
Current mortgage loans	94	102
Total conventional mortgage loans	$101	$109
____________
(1) Amortized cost excludes accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the other delinquency statistics for all mortgage loans.

	As of June 30, 2023
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	3.21%	3.34%	3.23%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$3	$—	$3

	As of December 31, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.01%	6.84%	4.26%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$4	$—	$4
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of June 30, 2023 and December 31, 2022, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The Bank offers loan modification program for its conventional mortgage loans programs. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts, or a combination of these types. The write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty were not material during the six months ended June 30, 2023.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2023	As of December 31, 2022
Simple variable-rate	$74,505	$51,525
Fixed-rate	65,085	46,561
Step up/down	4,685	6,115
Total par value	$144,275	$104,201

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2023		As of December 31, 2022
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$106,594	4.84	$62,408	4.13
Due after one year through two years	15,377	1.47	14,210	1.43
Due after two years through three years	8,625	2.19	9,986	1.96
Due after three years through four years	8,791	1.91	8,701	1.20
Due after four years through five years	2,817	3.32	6,135	2.61
Due after five years	2,071	2.89	2,761	2.37
Total par value	144,275	4.09	104,201	3.17
Premiums	15		8
Discounts	(13)		(13)
Hedging adjustments	(2,283)		(2,467)
Total	$141,994		$101,729

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2023	As of December 31, 2022
Noncallable	$89,767	$62,050
Callable	54,508	42,151
Total par value	$144,275	$104,201

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2023	As of December 31, 2022
Due or callable in one year or less	$138,220	$98,320
Due or callable after one year through two years	2,803	2,610
Due or callable after two years through three years	1,191	1,330
Due or callable after three years through four years	370	587
Due or callable after four years through five years	510	133
Due or callable after five years	1,181	1,221
Total par value	$144,275	$104,201

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
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2023	$20,999	$21,210	4.96
As of December 31, 2022	$39,781	$40,005	4.00

Note 7—Capital

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2023		As of December 31, 2022
	Required	Actual	Required	Actual
Risk-based capital	$1,199	$7,947	$801	$7,680
Total regulatory capital ratio	4.00%	4.56%	4.00%	5.07%
Total regulatory capital (1)	$6,970	$7,947	$6,065	$7,680
Leverage capital ratio	5.00%	6.84%	5.00%	7.60%
Leverage capital	$8,713	$11,921	$7,581	$11,520
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2023 and 2022.

	2023		2022
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$78	6.37	$22	3.70
Second quarter	99	6.50	23	3.74
Total	$177	6.44	$45	3.72

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(32)	$(7)	$(39)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(8)	—	(8)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(8)	1	(7)
Balance, June 30, 2022	$(40)	$(6)	$(46)

Balance, March 31, 2023	$(17)	$—	$(17)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	15	—	15
Balance, June 30, 2023	$(2)	$—	$(2)

____________
(1) Included in Noninterest expense - Other on the Statements of Income.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(31)	—	(31)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(31)	1	(30)
Balance, June 30, 2022	$(40)	$(6)	$(46)

Balance, December 31, 2022	$(34)	$—	$(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	32	—	32
Balance, June 30, 2023	$(2)	$—	$(2)
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

	As of June 30, 2023			As of December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$106,837	$187	$2,320	$77,673	$44	$2,506
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	173	3	1	63	3	1
Interest-rate caps or floors	4,000	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	4,173	3	1	4,063	3	1
Total derivatives before netting and collateral adjustments	$111,010	190	2,321	$81,736	47	2,507
Netting adjustments and cash collateral (2)		344	(2,308)		232	(2,482)
Derivative assets and derivative liabilities		$534	$13		$279	$25
___________
(1) Includes variation margin for daily settled contracts of negative $923 and negative $739 as of June 30, 2023 and December 31, 2022, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $2,666 and $2,714 as of June 30, 2023 and December 31, 2022, respectively. Cash collateral received including accrued interest, was $13 as of June 30, 2023. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended June 30,
	2023				2022
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$2,038	$16	$(1,959)	$(523)	$172	$(106)	$(80)
Changes in fair value:
Hedged items	$(302)	(2)	$370	$15	$(69)	$414	$32
Derivatives	303	2	(265)	(15)	234	(411)	(31)
Net changes in fair value	1	—	105	—	165	3	1
Net interest settlements on derivatives (1) (2)	123	—	(328)	1	(24)	39	12
Amortization/accretion of active hedging relationships	4	—	(105)	—	(156)	—	—
Other	(7)	—	(2)	(1)	(25)	—	—
Total net interest income effect from fair value hedging relationships	$121	$—	$(330)	$—	$(40)	$42	$13

	For the Six Months Ended June 30,
	2023				2022
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$3,545	$30	$(3,319)	$(1,039)	$235	$(128)	$(87)
Changes in fair value:
Hedged items	$(73)	$(1)	$—	$(3)	$(742)	$1,443	$32
Derivatives	66	1	184	1	959	(1,429)	(31)
Net changes in fair value	(7)	—	184	(2)	217	14	1
Net interest settlements on derivatives (1) (2)	213	—	(613)	(1)	(83)	92	12
Amortization/accretion of active hedging relationships	6	—	(181)	—	(198)	—	—
Other	(8)	—	(3)	(1)	(36)	—	—
Total net interest income effect from fair value hedging relationships	$204	$—	$(613)	$(4)	$(100)	$106	$13
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

	As of June 30, 2023				As of December 31, 2022
Line Item in Statement of Conditions of Hedged Item	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments	Amortized Cost of Hedged Asset or Liability (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$31,458	$(775)	$(1)	$(776)	$18,533	$(711)	$(4)	$(715)
Available-for-sale Securities	97	(1)	—	(1)	100	—	—	—
Consolidated obligations:
Bonds	62,600	(2,271)	(12)	(2,283)	48,521	(2,461)	(6)	(2,467)
Discount notes	9,893	(7)	—	(7)	11,475	(10)	—	(10)
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net gains on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest-rate swaps	$2	$—	$2	$—
Interest-rate caps or floors	—	—	—	1
Net gains on derivatives	$2	$—	$2	$1

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

	As of June 30, 2023		As of December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$181	$2,307	$21	$2,496
Cleared derivatives	9	14	26	11
Total gross recognized amount	190	2,321	47	2,507
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(92)	(2,294)	(19)	(2,471)
Cleared derivatives	436	(14)	251	(11)
Total gross amounts of netting adjustments and cash collateral	344	(2,308)	232	(2,482)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	89	13	2	25
Cleared derivatives	445	—	277	—
Total net amounts after netting adjustments and cash collateral	534	13	279	25
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	89	13	2	25
Cleared derivatives	445	—	277	—
Total net unsecured amount (1)	$534	$13	$279	$25
____________
(1) Any non-cash over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount. The Bank pledged excess non-cash collateral with a fair value of $17 and $0 as of June 30, 2023 and December 31, 2022, respectively, due to instances where the Bank’s non-cash collateral to a counterparty exceeds the Bank’s derivative asset position. ___________  n.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2023 and December 31, 2022.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried available-for-sale securities and derivatives at fair value hierarchy Level 2 as of June 30, 2023 and December 31, 2022.

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of June 30, 2023 and December 31, 2022.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2023 and December 31, 2022. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2023 and December 31, 2022. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$1,890	$1,890	$1,890	$—	$—
Interest-bearing deposits	2,076	2,076	—	2,076	—
Securities purchased under agreements to resell	15,000	15,000	—	15,000	—
Federal funds sold	12,995	12,995	—	12,995	—
Available-for-sale securities (1)	1,695	1,695	—	1,695	—
Held-to-maturity securities	26,663	26,208	—	26,208	—
Advances	112,380	112,330	—	112,330	—
Mortgage loans held for portfolio, net	111	107	—	107	—
Accrued interest receivable	801	801	—	801	—
Derivative assets (1)	534	534	—	190	344
Grantor trust assets (included in Other assets) (1)	25	25	25	—	—
Liabilities:
Interest-bearing deposits	2,120	2,120	—	2,120	—
Consolidated obligations, net:
Discount notes	20,999	20,992	—	20,992	—
Bonds	141,994	141,524	—	141,524	—
Accrued interest payable	1,025	1,025	—	1,025	—
Derivative liabilities (1)	13	13	—	2,321	(2,308)
____________
(1) Financial instruments measured at fair value on a recurring basis.

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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,174,681 and $1,037,537 as of June 30, 2023 and December 31, 2022, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2023 and December 31, 2022. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2023 and December 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2023			As of December 31, 2022
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$2,361	$7,281	$9,642	$3,103	$5,943	$9,046
Commitments to fund additional advances	13	—	13	318	—	318
Unsettled consolidated obligation bonds, at par (2)	35	—	35	5,277	—	5,277
____________
(1)“Expire Within One Year” includes 23 standby letters of credit for a total of $54 and 22 standby letters of credit for a total of $49 as of June 30, 2023 and December 31, 2022, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $24 and $22 as of June 30, 2023 and December 31, 2022, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of June 30, 2023 and December 31, 2022.
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

	As of June 30, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,256	22.66	$29,202	25.81	$—	—
Bank of America, National Association	622	11.21	14,254	12.60	—	—

	As of December 31, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,277	23.67	$29,702	26.93	$—	—

Note 13—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from other FHLBanks as of June 30, 2023 and December 31, 2022. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during the first six months of 2023 and 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Six Months Ended June 30,
	2023	2022
Investing activities:
Loans to other FHLBanks	$(1,005)	$(2,000)
Principal collected on loans to other FHLBanks	1,005	1,500
Net change in loans to other FHLBanks	$—	$(500)

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$—	$4,070
Payments of short-term borrowings from other FHLBanks	—	(4,070)
Net change in borrowings from other FHLBanks	$—	$—

Transfer Consolidated Obligations to other FHLBanks. Occasionally, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. The following table presents the par value of consolidated obligations transferred to other FHLBanks during the three and six months ended June 30, 2023. There were no such transfers during the six months ended June 30, 2022. The aggregate gains (losses) on these debt transfers were not material for the three and six months ended June 30, 2023.

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
FHLBank New York	$6,080	$6,080
FHLBank Chicago	4,320	4,320
FHLBank Indianapolis	960	960
FHLBank Cincinnati	—	250
Total	$11,360	$11,610

Note 14—Subsequent Events

On July 27, 2023, the Bank’s board of directors approved a second quarter 2023 cash dividend at an annualized rate of 6.97 percent. The Bank paid the second quarter 2023 dividend on August 2, 2023, in the amount of $127.

On July 27, 2023, the Bank’s board of directors approved an increase to the B1 membership stock requirement and dollar cap, and B2 advances activity-based stock requirement. The B1 membership stock requirement was increased from 0.05 percent (five basis points) to 0.07 percent (seven basis points) of a member’s total assets and the dollar cap was increased from $15 to $18. The B2 advances activity-based stock requirement was increased from 4.25 percent to 4.75 percent of the member’s outstanding par value of advances. It is expected that these increases will be effective August 25, 2023 and the estimated impact of these changes would be a $794 increase in total capital stock.

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

Forward-looking statements may include statements related to, among others, the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital and financial markets and the U.S. economy; the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; plans to make changes to minimum capital requirements from members, future classification of securities; the impact of changes in product offerings; the impact changes in Nationally Recognized Statistical Rating Organization (NRSRO) ratings may have on the Bank’s investments, product offerings and pricing; the impact of housing reform and other legislative or regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and market factors, the impact of the COVID-19 pandemic, as well as the risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 10, 2023 (Form 10-K), and in the Bank’s other filings with the SEC from time to time, and elsewhere in this Report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2023 and December 31, 2022, and results of operations for the second quarter and first six months of 2023 and 2022. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2022.

Executive Summary

Recent Market Conditions

Market conditions impact members’ demand for advances and the Bank’s ability to maintain sufficient access to sources of funding at favorable costs. As part of the Federal Reserve Open Markets Committee (FOMC) efforts to manage inflation, the FOMC raised the target range for the federal funds rate on May 3, 2023 to 5 percent to 5.25 percent and maintained the same target on June 3, 2023. On July 26, 2023, the FOMC raised the target to 5.25 percent to 5.5 percent.

Several bank failures created significant stress for the banking industry and the financial markets in March 2023, which prompted many of the Bank’s members to significantly increase their liquidity holdings, leading to significant volatility in advance levels in the second quarter. During the period of increased volatility, the Bank maintained access to the capital markets and met members’ advance demand, while diligently managing capital requirements and secured exposure.

In August 2023, Fitch Ratings downgraded the long-term credit ratings of the United States and, in turn, the Bank, which is one of two FHLBanks rated individually by Fitch Ratings, was also downgraded from AAA to AA+. Fitch Ratings does not rate the consolidated obligations of the FHLBanks. No changes to external credit ratings by Standard and Poor's Ratings Services (S&P) or Moody's Investors Service (Moody’s) have occurred to the FHLBanks or their consolidated obligations which are rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s, with outlook stable. S&P, Moody’s, or other rating organizations could downgrade or upgrade the credit ratings of the U.S. government and GSEs, including the FHLBanks and their consolidated obligations. Rating agency actions could result in disruptions in the capital markets and increase cost of funds, which could have an adverse impact on the Bank’s cost of funding, letters of credit, overall impacting the Bank’s liquidity. Although, the full impact of Fitch’s recent downgrade decisions cannot be determined as of the date of the report, this change does not impact any current obligations of the Bank or its members. Further discussion of these risks is contained in the Bank’s Form 10-K.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions). These items are discussed in more detail below.

			Change
	As of June 30, 2023	As of December 31, 2022	Amount	Percent
Total assets	$174,256	$151,622	$22,634	14.93
Total liabilities	166,311	143,976	22,335	15.51
Total capital	7,945	7,646	299	3.91

•Total assets increased primarily due to a $17.5 billion, or 42.9 percent, increase in total investments.

•Total liabilities increased primarily due to a $21.5 billion, or 15.2 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital increased primarily due to an increase in advances which requires issuance of additional activity-based stock, pursuant to the Bank’s capital plan.

Results of Operations

The following table presents the Bank’s significant income items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net interest income	$234	$71	$163	232.59	$408	$139	$269	194.75
Noninterest income	5	—	5	*	4	6	(2)	(36.01)
Noninterest expense	46	41	5	13.42	82	75	7	10.98
Affordable Housing Program assessment	19	3	16	554.52	33	7	26	370.08
Net income	$174	$27	$147	554.54	$297	$63	$234	370.32
__________
* Not meaningful

•For the second quarter of 2023, the increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, as well as an increase in average advance balances.

•For the six months ended June 30, 2023, the increases in net interest income and net income were primarily due to an increase in average advance balances, as well as an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities.

•Average advance balances were $154.5 billion for the second quarter of 2023, compared to $67.2 billion for the same period in 2022, and $141.1 billion for the six months ended June 30, 2023, compared to $57.0 billion for the same period in 2022. The increase in average balances was primarily due to market liquidity concerns that began in mid-March and continued in the beginning of the second quarter of 2023, which increased advance demand from the Bank’s members.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Return on average equity (ROE)	7.23%	1.96%	5.27	6.62%	2.52%	4.10
Average daily SOFR	4.97	0.71	4.26	4.73	0.40	4.33
ROE spread to average daily SOFR	2.26	1.25	1.01	1.89	2.12	(0.23)
Interest-rate spread	0.18	0.23	(0.05)	0.15	0.27	(0.12)

•The increase in ROE was primarily due to the increase in net income during the periods.

•For the second quarter of 2023, compared to the same period in 2022, ROE increased more than the increase in average daily SOFR. However, for the six months ended June 30, 2023, compared to the same period in 2022, average daily SOFR increased more than ROE.

Business Outlook

The material factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s Form 10-K.

The Bank considers macroeconomic drivers in its strategic planning process and business models. External factors such as liquidity levels at member institutions, fiscal and monetary policies, interest rates, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

Higher interest rates during the period impacted the Bank and its return on assets and cost of liabilities. Additionally, liquidity concerns in the financial markets resulted in increased advance volatility which significantly increased in mid-March and returned to pre-March levels by the end of June. Despite the high volatility, the Bank continued to execute on its business model as a reliable source of liquidity and funding for its members, while remaining adequately capitalized. The Bank expects to continue to meet advance demand while diligently managing capital requirements and secured exposure.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class (dollars in millions). These items are discussed in more detail below.

	As of June 30, 2023		As of December 31, 2022		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$112,380	64.49	$109,595	72.28	$2,785	2.54
Investment securities	28,358	16.28	25,339	16.71	3,019	11.91
Other investments	30,071	17.26	15,563	10.27	14,508	93.22
Mortgage loans, net	111	0.06	120	0.08	(9)	(7.30)
Other assets	3,336	1.91	1,005	0.66	2,331	232.27
Total assets	$174,256	100.00	$151,622	100.00	$22,634	14.93
Consolidated obligations, net:
Discount notes	$20,999	12.63	$39,781	27.63	(18,782)	(47.21)
Bonds	141,994	85.38	101,729	70.66	40,265	39.58
Deposits	2,120	1.27	1,821	1.26	299	16.43
Other liabilities	1,198	0.72	645	0.45	553	85.58
Total liabilities	$166,311	100.00	$143,976	100.00	$22,335	15.51
Capital stock	$5,544	69.77	$5,397	70.58	$147	2.72
Retained earnings	2,403	30.25	2,283	29.86	120	5.26
Accumulated other comprehensive loss	(2)	(0.02)	(34)	(0.44)	32	(95.73)
Total capital	$7,945	100.00	$7,646	100.00	$299	3.91

Advances

Total advances increased by 2.54 percent as of June 30, 2023, compared to December 31, 2022. A significant percentage of advances originated during the first six months of 2023 were short-term advances.

As of June 30, 2023, 47.8 percent of the Bank’s advances were fixed-rate, compared to 45.5 percent as of December 31, 2022. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of June 30, 2023 and December 31, 2022, 59.6 percent and 34.5 percent, respectively, of the Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 84.7 percent and 12.7 percent, respectively of the Bank’s variable-rate advances as of June 30, 2023. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2023		As of December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$59,113	52.24	$60,144	54.52
Fixed rate (1)	52,065	46.01	48,533	44.00
Convertible	1,647	1.46	1,266	1.15
Principal reducing credit	331	0.29	366	0.33
Total par value	$113,156	100.00	$110,309	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of June 30, 2023	As of December 31, 2022	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$1,695	$2,713	$(1,018)	(37.51)
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,550	1,550	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,325	257	2,068	803.42
Government-sponsored enterprises residential	6,430	5,504	926	16.83
Government-sponsored enterprises commercial	16,357	15,314	1,043	6.81
Total mortgage-backed securities	25,112	21,075	4,037	19.15
Total held-to-maturity securities	26,663	22,626	4,037	17.84
Total investment securities	28,358	25,339	3,019	11.91
Interest-bearing deposits	2,076	1,277	799	62.57
Securities purchased under agreements to resell	15,000	6,250	8,750	140.00
Federal funds sold (1)	12,995	8,036	4,959	61.71
Total other investments	30,071	15,563	14,508	93.22
Total investments	$58,429	$40,902	$17,527	42.85
____________
(1) Federal funds sold includes $190 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers, as of December 31, 2022.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2023, these investments were 316 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in the amount of regulatory capital that resulted from a decrease in advances as of June 30, 2023. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and was not required to sell any previously purchased MBS. However, the Bank was precluded from purchasing additional MBS until its MBS to regulatory capital declined below 300 percent. The Bank was in compliance with this regulatory requirement as of December 31, 2022, as these investments amounted to 274 percent of the Bank’s regulatory capital. The increase in MBS as of June 30, 2023, compared to December 31, 2022, was due to the purchase of MBS during the first six months of 2023.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of June 30, 2023, compared to December 31, 2022, primarily relates to an increase in liquidity investments.

Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from member participating financial institutions and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2022 to June 30, 2023 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of June 30, 2023 and December 31, 2022. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2023	As of December 31, 2022
Florida	22.42	22.52
South Carolina	21.74	22.18
Virginia	11.55	11.28
Georgia	10.83	11.01
North Carolina	7.81	7.85
All other	25.65	25.16
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2022 to June 30, 2023 was primarily a result of an increase in advances outstanding and increased liquidity needs during the period. Consolidated obligation issuances financed 93.5 percent of the $174.3 billion in total assets as of June 30, 2023, remaining relatively stable compared to the financing ratio of 93.3 percent as of December 31, 2022.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of June 30, 2023 and December 31, 2022, 92.7 percent and 91.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, 47.2 percent and 28.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.
During the three and six months ended June 30, 2023, the Bank transferred $11.4 billion and $11.6 billion of consolidated obligations to other FHLBanks as the Bank managed it liability position. The aggregate gains (losses) on these debt transfers were not material for the three and six months ended June 30, 2023.

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

The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On August 7, 2023, the Bank received notification from the Finance Agency that, based on June 30, 2023 data, it will recommend to the Director that the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of June 30, 2023, the Bank was in compliance with this ratio.

During the quarter, the Bank experienced increased volatility in advance demand coupled with higher advance prepayments, negatively impacting its capital levels. Management has implemented several capital management strategies, including transfers of consolidated obligations to other FHLBanks, to sustain capital levels and on July 27, 2023, the Bank’s board of directors approved an increase to the B1 membership stock requirement factor and dollar cap, and the B2 activity-based stock requirement factor. The B1 membership stock requirement factor was increased from 0.05 percent (five basis points) to 0.07 percent (seven basis points) of a member’s total assets and the dollar cap was increased from $15 million to $18 million. The B2 advances activity-based stock requirement factor was increased from 4.25 percent to 4.75 percent of the member’s outstanding par value of advances. It is expected that these increases will be effective August 25, 2023 and the estimated impact of these changes would be a $794 million increase in total capital stock.

The Bank’s financial management policy and capital plan are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital and in Note 10 - Capital of the Bank to the Bank’s audited financial statements for the year ended on December 31, 2022, respectively, both included in the Bank’s Form 10-K.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the second quarter and first six months of 2023 and 2022.

Net Income

The following table presents the Bank’s significant income items (dollars in millions).

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net interest income	$234	$71	$163	232.59	$408	$139	$269	194.75
Noninterest income	5	—	5	*	4	6	(2)	(36.01)
Noninterest expense	46	41	5	13.42	82	75	7	10.98
Affordable Housing Program assessment	19	3	16	554.52	33	7	26	370.08
Net income	$174	$27	$147	554.54	$297	$63	$234	370.32
__________
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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $209 million and an increase of $15 million for the second quarter of 2023 and 2022, respectively, and an decrease of $413 million and an increase of $19 million for the six months ended June 30, 2023 and 2022, respectively.

Below are the primary factors that impacted net interest income and net income for the second quarter of 2023 and first six months of 2023 and 2022:

•For the second quarter of 2023, the increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, as well as an increase in average advance balances.

•For the first six months of 2023, the increases in net interest income and net income were primarily due to an increase in average advance balances, as well as an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities.

•Average advance balances were $154.5 billion for the second quarter of 2023, compared to $67.2 billion for the same period in 2022, and $141.1 billion for the six months ended June 30, 2023, compared to $57.0 billion for the same period in 2022. The increase in average balances was primarily due to market liquidity concerns that began in mid-March and continued in the beginning of the second quarter of 2023, which increased advance demand from the Bank’s members.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2023 and 2022 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net gains on derivatives.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 18 basis points and 15 basis points for the second quarter and first six months of 2023, respectively, compared to 23 basis points and 27 basis points for the same periods in 2022.

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,610	$58	5.15	$2,607	$5	0.84
Securities purchased under agreements to resell	8,511	108	5.05	6,997	16	0.92
Federal funds sold	14,592	184	5.07	9,766	19	0.77
Investment securities (2)	28,873	351	4.89	18,138	47	1.03
Advances (3)	154,455	2,038	5.29	67,166	172	1.02
Mortgage loans (4)	113	1	5.52	134	1	5.17
Loans to other FHLBanks	—	—	—	38	—	0.88
Total interest-earning assets	211,154	2,740	5.21	104,846	260	1.00
Other assets	1,795			775
Total assets	$212,949			$105,621
Liabilities and Capital
Interest-bearing deposits (5)	$1,968	24	4.90	$1,963	3	0.67
Consolidated obligations, net:
Discount notes	41,700	523	5.03	43,917	80	0.72
Bonds	156,009	1,959	5.04	52,504	106	0.82
Other borrowings	—	—	7.86	39	—	0.70
Total interest-bearing liabilities	199,677	2,506	5.03	98,423	189	0.77
Other liabilities	3,627			1,751
Total capital	9,645			5,447
Total liabilities and capital	$212,949			$105,621
Net interest income and net yield on interest-earning assets		$234	0.45		$71	0.27
Interest-rate spread			0.18			0.23
Average interest-earning assets to interest-bearing liabilities			105.75			106.53
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes available-for-sale securities at amortized cost.
(3) Interest income and average yield include net prepayment fees on advances that were not material for the reported periods.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,429	$108	4.93	$2,152	$6	0.57
Securities purchased under agreements to resell	7,997	191	4.80	4,948	17	0.68
Federal funds sold	13,774	331	4.84	10,281	22	0.43
Investment securities (2)	27,669	636	4.64	17,696	74	0.84
Advances (3)	141,081	3,545	5.07	57,029	235	0.83
Mortgage loans (4)	116	3	5.37	139	3	5.18
Loans to other FHLBanks	17	—	4.64	19	—	0.88
Total interest-earning assets	195,083	4,814	4.98	92,264	357	0.78
Other assets	1,569			879
Total assets	$196,652			$93,143
Liabilities and Capital
Interest-bearing deposits (5)	$2,055	48	4.72	$2,098	3	0.34
Consolidated obligations, net:
Discount notes	43,533	1,039	4.81	35,025	87	0.50
Bonds	138,483	3,319	4.83	49,606	128	0.52
Other borrowings	—	—	16.23	24	—	0.87
Total interest-bearing liabilities	184,071	4,406	4.83	86,753	218	0.51
Other liabilities	3,549			1,347
Total capital	9,032			5,043
Total liabilities and capital	$196,652			$93,143
Net interest income and net yield on interest-earning assets		$408	0.42		$139	0.30
Interest-rate spread			0.15			0.27
Average interest-earning assets to interest-bearing liabilities			105.98			106.35
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

Net interest income for the periods presented was affected by changes in average balances (volume changes) and in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the second quarter of 2023, compared to the same period in 2022, was primarily rate related. The overall changes in net interest income during the first six months of 2023, compared to the same period in 2022, was primarily related to an increase in average advances balances.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Volume (1)	Rate (1)	Net Change	Volume (1)	Rate (1)	Net Change
Change in interest income:
Interest-bearing deposits	$7	$46	$53	$12	$90	$102
Securities purchased under agreements to resell	5	87	92	16	158	174
Federal funds sold	13	152	165	10	299	309
Investment securities	41	263	304	61	501	562
Advances	444	1,422	1,866	743	2,567	3,310
Total	510	1,970	2,480	842	3,615	4,457
Change in interest expense:
Interest-bearing deposits	—	21	21	—	45	45
Consolidated obligations, net:
Discount notes	(4)	447	443	26	926	952
Bonds	512	1,341	1,853	568	2,623	3,191
Total	508	1,809	2,317	594	3,594	4,188
Change in net interest income	$2	$161	$163	$248	$21	$269
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2023
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$4	$(105)	$—	$(101)
Net changes in fair value hedges	1	105	—	106
Net interest settlements on derivatives (1)	123	(328)	1	(204)
Other (2)	(7)	(2)	(1)	(10)
Total effect on net interest income	$121	$(330)	$—	$(209)
Effect on Noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$1	$—	$1	$2
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
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Six Months Ended June 30, 2023
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$6	$(181)	$—	$(175)
Net changes in fair value hedges	(7)	184	(2)	175
Net interest settlements on derivatives (1)	213	(613)	(1)	(401)
Other (2)	(8)	(3)	(1)	(12)
Total effect on net interest income	$204	$(613)	$(4)	$(413)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$—	$1	$2
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
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest Income (Loss)

The following table presents the components of noninterest (loss) income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net gains on derivatives	2	—	2	*	$2	$1	$1	114.59
Standby letters of credit fees	2	1	1	34.27	4	3	1	32.01
Gain on litigation settlements, net	—	—	—	—	—	4	(4)	(99.96)
Other	1	(1)	2	176.13	(2)	(2)	—	(4.89)
Total noninterest income	$5	$—	$5	*	$4	$6	$(2)	(36.01)
__________
* Not meaningful

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

During the second quarter of 2023, the Bank made a $7.2 million voluntary contribution to its AHP Homeownership Set-aside Program funding to assist eligible borrowers purchase or rehabilitate a home through the Bank's member financial institutions.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Statements of Condition (at period end)
Total assets	$174,256	$223,944	$151,622	$140,298	$118,191
Advances	112,380	164,658	109,595	93,071	72,320
Investments (1)	58,429	55,764	40,902	45,172	43,861
Mortgage loans held for portfolio, net	111	116	120	124	131
Consolidated obligations, net (2)	162,993	210,640	141,510	130,788	109,247
Total Capital stock Class B putable	5,544	7,752	5,397	4,241	3,442
Retained earnings	2,403	2,328	2,283	2,260	2,246
Accumulated other comprehensive loss	(2)	(17)	(34)	(51)	(46)
Total capital	7,945	10,063	7,646	6,450	5,642
Statements of Income (for the period ended)
Net interest income	234	174	107	81	71
Standby letters of credit fees	2	2	3	2	1
Net income	174	123	74	47	27
Performance Ratios (%)
Return on equity (3)	7.23	5.92	4.20	3.06	1.96
Return on assets (4)	0.33	0.28	0.19	0.15	0.10
Net yield on interest-earning assets	0.45	0.39	0.28	0.26	0.27
Interest-rate spread	0.18	0.12	0.04	0.12	0.23
Regulatory capital ratio (at period end) (5)	4.56	4.50	5.07	4.63	4.81
Total average equity to average assets	4.53	4.67	4.64	4.77	5.16
Dividend payout ratio (6)	56.82	63.36	68.95	71.22	84.19
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2023	$1,174,681
March 31, 2023	1,264,394
December 31, 2022	1,037,537
September 30, 2022	898,285
June 30, 2022	771,366
(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
(6) Calculated as dividends declared during the period divided by net income during the period.

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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the second quarter of 2023.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the second quarter of 2023.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the second quarter of 2023.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$581	$876
Investing activities	(20,291)	(41,021)
Financing activities	21,459	40,148
Net change in cash and due from banks	$1,749	$3

Two primary drivers that can impact net operating cash flows are fluctuations in net income and net change in derivatives and hedging activities.

•The Bank recorded net income of $297 million for the first six months of 2023 compared to net income of $63 million for the same period in 2022.

•The Bank recorded a net negative change of $80 million in derivative and hedging activities for the first six months of 2023 compared to a net positive change of $738 million in derivative and hedging activities for the same period in 2022. The change in derivative and hedging activities was primarily driven by the increase in interest rates.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated $307.6 billion of advances and collected $304.8 billion of advances principal for the first six months of 2023 compared to $139.6 billion and $111.8 billion, respectively, for the same period in 2022.

•The Bank purchased investment securities of $5.0 billion and received proceeds from principal collected of $2.1 billion for the first six months of 2023 compared to $3.5 billion and $1.8 billion, respectively, for the same period in 2022. For the first six months of 2023, the Bank recorded a net change of negative $14.5 billion related to liquidity investments compared to a net change of negative $11.0 billion for the same period in 2022.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.
•The Bank issued $299.3 billion in consolidated obligations and paid $278.1.billion for maturing and retiring consolidated obligations for the first six months of 2023, compared to $414.8 billion and $375.8 billion, respectively, for the same period in 2022.
Anticipated Cash Expenditures

As of June 30, 2023, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2023 and December 31, 2022, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the FHLBanks had $1,340.2 billion in aggregate par value of consolidated obligations issued and outstanding, $165.5 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of June 30, 2023.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Finance Agency’s Review and Analysis of the FHLBank System. Beginning in the fall of 2022, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comment from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Finance Agency has stated that its review and analysis will culminate in a written report issued no later than September 30, 2023. The report is expected to (i) summarize the feedback received, (ii) identify actions the Finance Agency plans to take, and (iii) outline any recommendations for consideration by Congress.

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

Discussion of the Bank’s management of its transition of LIBOR to SOFR risk, credit risk and market risk is provided below. Further discussion of these risks, as well as the Bank’s management of its liquidity, operational, and business risks, is contained in the Bank’s Form 10-K.

Transition of LIBOR to SOFR

Pursuant to the March 5, 2021 United Kingdom's Financial Conduct Authority announcement, 1-week and 2-month U.S. dollar LIBOR ceased being provided by its administrator on December 31, 2021 and the remaining U.S. dollar LIBOR settings ceased being supported or published immediately after June 30, 2023. In keeping with the Bank’s regulator and the Alternative Reference Rates Committee's recommendations and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. As of June 30, 2023, the Bank has transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fall back effective either immediately following June 30, 2023, or at the beginning of the instrument’s next reset period following LIBOR cessation. The Bank continues to monitor risks related to LIBOR-linked collateral, including any shareholders with concentrations in LIBOR-linked pledged collateral. The Bank ceased accepting newly originated LIBOR-linked collateral on January 1, 2022.

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

	As of June 30, 2023		As of December 31, 2022
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	324	$100,935	300	$101,663
102	47	11,924	48	8,370
103	10	163	7	43
104	4	134	4	233
Total	385	$113,156	359	$110,309
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of June 30, 2023, and their total outstanding advance and standby letters of credit balance was $15.1 billion and $1.0 billion, respectively, as of June 30, 2023.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of June 30, 2023 and December 31, 2022. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2023	$133,156	$399,819	60.48	18.55	20.97
As of December 31, 2022	110,309	331,253	63.13	14.13	22.74
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2023 and December 31, 2022.

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

	As of June 30, 2023
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	3,870	—	—	3,870
Finland	1,770	—	—	1,770
France	1,125	—	—	1,125
Germany	1,300	—	—	1,300
Netherlands	500	—	—	500
Norway	1,765	—	—	1,765
United States of America	1,765	2,076	3	3,844
Total	$12,995	$2,076	$3	$15,074
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $15.1 billion as of June 30, 2023 from $9.3 billion as of December 31, 2022. As of June 30, 2023 DnB Bank ASA (Norway), Nordea Bank Abp (Finland), Northern Trust Company (United States), Royal Bank of Canada (Canada), and Toronto Dominion Bank (Canada) each represented greater than 10 percent and collectively represented 60.9 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2023, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of June 30, 2023 (in millions), based on their credit ratings as of June 30, 2023. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of June 30, 2023
	Investment Grade
	AAA	AA	A	Total
Investment securities:
U.S. Treasury obligations	$—	$1,695	$—	$1,695
Government-sponsored enterprises debt obligations	—	1,550	—	1,550
State or local housing agency debt obligations	—	1	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,325	—	2,325
Government-sponsored enterprises residential	—	6,430	—	6,430
Government-sponsored enterprises commercial	542	15,815	—	16,357
Total mortgage-backed securities	542	24,570	—	25,112
Total investment securities	542	27,816	—	28,358
Other investments:
Interest-bearing deposits	—	3	2,073	2,076
Securities purchased under agreements to resell	—	15,000	—	15,000
Federal funds sold	—	5,410	7,585	12,995
Total other investments	—	20,413	9,658	30,071
Total investments	$542	$48,229	$9,658	$58,429

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2023 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of June 30, 2023.

Uncleared derivative transactions executed on or after the dates specified in applicable regulations are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2023, the Bank was required to post $17 million of initial margin on its uncleared derivative transactions.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of June 30, 2023. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of June 30, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty		Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$415	$3	$(3)	$—		$—
Cleared derivatives	229	—	1	—		1
Liability positions with credit exposure:
Single-A	27,897	(941)	1,028	17		104
Triple-B	2,255	(90)	92	—		2
Cleared derivatives	44,643	(5)	449	—		444
Total derivative positions with non-member counterparties to which the Bank had credit exposure	75,439	(1,033)	1,567	17	—	551
Member institutions (1)	11	—	—	—		—
Total	$75,450	$(1,033)	$1,567	$17	$—	$551
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
The allowance for credit losses on mortgage loans was not material as of June 30, 2023 and December 31, 2022.

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

			As of June 30, 2023	As of December 31, 2022
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$10,611	$3,855
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	20,712	13,418
		Non-qualifying hedges	111	—
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	942	333
		Total	32,376	17,606
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	100	100
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	10,697	6,246
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	53,976	42,412
		Total	64,673	48,658
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	9,799	11,309
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	22	23
Total notional amount			$111,010	$81,736

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2023			As of December 31, 2022
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.15	0.17	0.21	0.17	0.17	0.19
Liabilities	0.11	0.10	0.08	0.17	0.15	0.13
Equity	0.96	1.76	3.22	0.15	0.63	1.42
Effective duration gap	0.04	0.07	0.13	—	0.02	0.06
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2023			As of December 31, 2022
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$176,265	$175,720	$175,030	$151,146	$150,644	$150,096
Liabilities	168,562	168,204	167,874	143,687	143,230	142,837
Equity	7,703	7,516	7,156	7,459	7,414	7,259
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

As of June 30, 2023, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, should be carefully considered as they could materially affect the Bank’s business, financial condition, and operating results. The risks described in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial may also materially adversely affect the Bank’s business, financial condition, and operating results.

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

Federal Home Loan Bank of Atlanta

Date:	August 11, 2023	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	August 11, 2023	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer