Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Atlanta
filed 2023-11-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2023 was 67,087,901.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of September 30, 2023	As of December 31, 2022
Assets
Cash and due from banks	$43	$141
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of September 30, 2023 and December 31, 2022)	1,855	1,277
Securities purchased under agreements to resell	7,100	6,250
Federal funds sold	15,293	8,036
Investment securities:
Available-for-sale securities (amortized cost of $1,893 and $2,747 as of September 30, 2023 and December 31, 2022, respectively)	1,893	2,713
Held-to-maturity securities (fair value of $27,130 and $22,140, including $10 and $0 pledged as of September 30, 2023 and December 31, 2022, respectively)	27,698	22,626
Total investment securities	29,591	25,339
Advances	108,091	109,595
Mortgage loans held for portfolio, net	107	120
Accrued interest receivable	749	477
Derivative assets	442	279
Other assets, net	110	108
Total assets	$163,381	$151,622
Liabilities
Interest-bearing deposits	$2,106	$1,821
Consolidated obligations, net:
Discount notes	34,443	39,781
Bonds	117,092	101,729
Total consolidated obligations, net	151,535	141,510
Accrued interest payable	793	481
Affordable Housing Program payable	91	59
Derivative liabilities	8	25
Other liabilities	229	80
Total liabilities	154,762	143,976
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9,901,570 and 7,113,946 as of September 30, 2023 and December 31, 2022, respectively	990	711
Subclass B2 issued and outstanding shares: 51,593,993 and 46,760,652 as of September 30, 2023 and December 31, 2022, respectively	5,160	4,676
Subclass B3 issued and outstanding shares: 151,113 and 93,107 as of September 30, 2023 and December 31, 2022, respectively	15	10
Total capital stock Class B putable	6,165	5,397
Retained earnings:
Restricted	746	651
Unrestricted	1,708	1,632
Total retained earnings	2,454	2,283
Accumulated other comprehensive loss	—	(34)
Total capital	8,619	7,646
Total liabilities and capital	$163,381	$151,622

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Advances	$1,546	$488	$5,091	$723
Interest-bearing deposits	58	18	166	24
Securities purchased under agreements to resell	85	55	276	72
Federal funds sold	193	52	524	74
Available-for-sale securities	19	8	49	14
Held-to-maturity securities	355	97	961	165
Mortgage loans	2	2	5	5
Total interest income	2,258	720	7,072	1,077
Interest expense
Consolidated obligations:
Discount notes	323	283	1,362	370
Bonds	1,667	345	4,986	473
Interest-bearing deposits	28	11	76	14
Total interest expense	2,018	639	6,424	857
Net interest income	240	81	648	220
Noninterest income (loss)
Net losses on derivatives	(4)	(1)	(2)	—
Standby letters of credit fees	2	2	6	5
Gain on litigation settlements, net	—	—	—	4
Other	—	—	(2)	(2)
Total noninterest (loss) income	(2)	1	2	7
Noninterest expense
Compensation and benefits	22	14	61	52
Other operating expenses	13	11	36	33
Federal Housing Finance Agency	3	2	9	7
Office of Finance	1	2	6	6
Voluntary affordable housing contributions	—	—	7	5
Other	1	1	3	2
Total noninterest expense	40	30	122	105
Income before assessment	198	52	528	122
Affordable Housing Program assessment	20	5	53	12
Net income	$178	$47	$475	$110

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$178	$47	$475	$110
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	2	(5)	34	(36)
Pension and postretirement benefits	—	—	—	1
Total other comprehensive income (loss)	2	(5)	34	(35)
Total comprehensive income	$180	$42	$509	$75

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2022	34	$3,442	$627	$1,619	$2,246	$(46)	$5,642
Issuance of capital stock	24	2,454	—	—	—	—	2,454
Repurchase/redemption of capital stock	(16)	(1,654)	—	—	—	—	(1,654)
Net stock reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income (loss)	—	—	9	38	47	(5)	42
Cash dividends on capital stock	—	—	—	(33)	(33)	—	(33)
Balance, September 30, 2022	42	$4,241	$636	$1,624	$2,260	$(51)	$6,450

Balance, June 30, 2023	55	$5,544	$711	$1,692	$2,403	$(2)	$7,945
Issuance of capital stock	27	2,718	—	—	—	—	2,718
Repurchase/redemption of capital stock	(20)	(2,097)	—	—	—	—	(2,097)
Comprehensive income	—	—	35	143	178	2	180
Cash dividends on capital stock	—	—	—	(127)	(127)	—	(127)
Balance, September 30, 2023	62	$6,165	$746	$1,708	$2,454	$—	$8,619

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	59	5,977	—	—	—	—	5,977
Repurchase/redemption of capital stock	(41)	(4,095)	—	—	—	—	(4,095)
Net stock reclassified to mandatorily redeemable capital stock	—	(24)	—	—	—	—	(24)
Comprehensive income (loss)	—	—	21	89	110	(35)	75
Cash dividends on capital stock	—	—	—	(78)	(78)	—	(78)
Balance, September 30, 2022	42	$4,241	$636	$1,624	$2,260	$(51)	$6,450

Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646
Issuance of capital stock	104	10,398	—	—	—	—	10,398
Repurchase/redemption of capital stock	(96)	(9,628)	—	—	—	—	(9,628)
Net stock reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	95	380	475	34	509
Cash dividends on capital stock	—	—	—	(304)	(304)	—	(304)
Balance, September 30, 2023	62	$6,165	$746	$1,708	$2,454	$—	$8,619

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$475	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(22)	214
Net change in derivative and hedging activities	109	987
Net change in:
Accrued interest receivable	(273)	(137)
Other assets	—	(4)
Affordable Housing Program payable	31	(3)
Accrued interest payable	312	150
Other liabilities	8	12
Total adjustments	165	1,219
Net cash provided by operating activities	640	1,329
Investing activities
Net change in:
Interest-bearing deposits	(294)	(2,531)
Securities purchased under agreements to resell	(850)	(4,000)
Federal funds sold	(7,257)	(4,250)
Loans to other FHLBanks	—	(1,300)
Available-for-sale securities:
Proceeds from principal collected	1,600	—
Purchases of long-term	(749)	—
Held-to-maturity securities:
Proceeds from principal collected	1,868	2,841
Purchases of long-term	(6,799)	(7,292)
Advances:
Proceeds from principal collected	391,582	199,695
Originated	(390,352)	(248,666)
Mortgage loans:
Proceeds from principal collected	13	25
Purchases of premises, equipment, and software	(6)	(9)
Net cash used in investing activities	(11,244)	(65,487)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Nine Months Ended September 30,
	2023	2022
Financing activities
Net change in interest-bearing deposits	291	308
Net payments on derivatives containing a financing element	—	(3)
Proceeds from issuance of consolidated obligations:
Discount notes	207,172	649,151
Bonds	154,366	55,628
Payments for debt issuance costs	(7)	(5)
Payments for maturing and retiring consolidated obligations:
Discount notes	(201,321)	(619,021)
Discount notes transferred to other FHLBanks	(11,158)	—
Bonds	(139,051)	(24,489)
Bonds transferred to other FHLBanks	(250)	—
Proceeds from issuance of capital stock	10,398	5,977
Payments for repurchase/redemption of capital stock	(9,628)	(4,095)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	(25)
Cash dividends paid	(304)	(78)
Net cash provided by financing activities	10,506	63,348
Net decrease in cash and due from banks	(98)	(810)
Cash and due from banks at beginning of the period	141	879
Cash and due from banks at end of the period	$43	$69
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,828	$504
Affordable Housing Program assessment, net	$21	$14
Noncash investing and financing activities:
Net stock reclassified to mandatorily redeemable capital stock	$2	$24
Held-to-maturity securities acquired with accrued liabilities	$140	$275

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of September 30, 2023 and December 31, 2022. No allowance for credit losses was recorded for these assets as of September 30, 2023 and December 31, 2022. The carrying values of these assets excludes accrued interest receivable that was not material as of September 30, 2023 and December 31, 2022.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of September 30, 2023 and December 31, 2022.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2022 audited financial statements for a description of all the Bank’s significant accounting policies. Effective January 1, 2023, the Bank adopted prospectively new accounting guidance which discontinued the recognition and measurement guidance on troubled debt restructurings for entities that have adopted the current expected credit loss methodology, enhanced disclosures requirements for certain loan modifications by creditors made to borrowers experiencing financial difficulty, and required the disclosure of current-period gross write-offs by year of origination for financing receivables. There have been no other changes to the Bank’s accounting policies as of September 30, 2023.
Note 2—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Investments in Debt Securities

Available-for-sale Securities

Major Security Type. The following table presents available-for-sale securities.

	As of September 30, 2023				As of December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$1,837	$—	$—	$1,837	$2,747	$1	$(35)	$2,713
Mortgage-backed securities:
Government-sponsored enterprises commercial	56	—	—	56	—	—	—	—
Total	$1,893	$—	$—	$1,893	$2,747	$1	$(35)	$2,713
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable that was $16 and $10 as of September 30, 2023 and December 31, 2022, respectively.
The following table presents available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2022
	12 Months or More
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,564	$(35)

Redemption Terms: The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,050	$1,050	$2,649	$2,615
Due after one year through five years	787	787	98	98
Total non-mortgage-backed securities	1,837	1,837	2,747	2,713
Mortgage-backed securities	56	56	—	—
Total	$1,893	$1,893	$2,747	$2,713
 ____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable that was $16 and $10 as of September 30, 2023 and December 31, 2022, respectively.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of September 30, 2023 and December 31, 2022 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2023				As of December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,550	4	(20)	1,534	1,550	2	(34)	1,518
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,638	—	(81)	2,557	257	2	(23)	236
Government-sponsored enterprises residential	7,749	1	(250)	7,500	5,504	1	(166)	5,339
Government-sponsored enterprises commercial	15,760	7	(229)	15,538	15,314	—	(268)	15,046
Total	$27,698	$12	$(580)	$27,130	$22,626	$5	$(491)	$22,140
 ____________
(1) Excludes accrued interest receivable of $66 and $46 as of September 30, 2023 and December 31, 2022, respectively.

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

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$755	$736	$75	$75
Due after one year through five years	736	739	1,416	1,384
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	1,551	1,535	1,551	1,519
Mortgage-backed securities	26,147	25,595	21,075	20,621
Total	$27,698	$27,130	$22,626	$22,140
____________

(1) Excludes accrued interest receivable of $66 and $46 as of September 30, 2023 and December 31, 2022, respectively.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2023 and December 31, 2022, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2023	As of December 31, 2022
Overdrawn demand deposit accounts	$57	$—
Due in one year or less	80,431	78,134
Due after one year through two years	9,054	12,981
Due after two years through three years	5,995	7,982
Due after three years through four years	3,411	4,033
Due after four years through five years	5,641	2,427
Due after five years	4,482	4,752
Total par value	109,071	110,309
Deferred prepayment fees	4	3
Discounts	(1)	(2)
Hedging adjustments	(983)	(715)
Total (1)	$108,091	$109,595
___________
(1) Carrying amounts exclude accrued interest receivable of $647 and $418 as of September 30, 2023 and December 31, 2022, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of September 30, 2023	As of December 31, 2022
Overdrawn demand deposit accounts	$57	$—
Due or convertible in one year or less	82,173	79,317
Due or convertible after one year through two years	9,209	12,994
Due or convertible after two years through three years	5,871	8,033
Due or convertible after three years through four years	3,295	4,012
Due or convertible after four years through five years	4,407	2,110
Due or convertible after five years	4,059	3,843
Total par value	$109,071	$110,309

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2023	As of December 31, 2022
Fixed-rate:
Due in one year or less	$25,349	$36,379
Due after one year	20,566	13,786
Total fixed-rate	45,915	50,165
Variable-rate:
Due in one year or less	55,139	41,755
Due after one year	8,017	18,389
Total variable-rate	63,156	60,144
Total par value	$109,071	$110,309

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $80,291, or 73.6 percent of total advances, and $75,475, or 68.4 percent of total advances, as of September 30, 2023 and December 31, 2022, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2023 and December 31, 2022. No advance was past due, on nonaccrual status, or considered impaired as of September 30, 2023 and December 31, 2022. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2023	As of December 31, 2022
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	106	119
Total unpaid principal balance	107	120
Total mortgage loans held for portfolio (1)	107	120
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$107	$120
____________
(1) Excludes accrued interest receivable that was not material for the reported periods.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2023	As of December 31, 2022
Conventional mortgage loans	$98	$109
Government-guaranteed or insured mortgage loans	9	11
Total unpaid principal balance	$107	$120

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of September 30, 2023	As of December 31, 2022
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	3	4
Total past due mortgage loans	6	7
Current mortgage loans	92	102
Total conventional mortgage loans	$98	$109
____________
(1) Amortized cost excludes accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the other delinquency statistics for all mortgage loans.

	As of September 30, 2023
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.99%	2.40%	2.94%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$3	$—	$3

	As of December 31, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.01%	6.84%	4.26%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$4	$—	$4
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of September 30, 2023 and December 31, 2022, none of conventional mortgage loans on non-accrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The Bank offers loan modification programs for its conventional mortgage loans programs. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts, or a combination of these types. The write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty were not material during the nine months ended September 30, 2023.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2023	As of December 31, 2022
Fixed-rate	$66,661	$46,561
Simple variable-rate	48,329	51,525
Step up/down	4,270	6,115
Total par value	$119,260	$104,201

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2023		As of December 31, 2022
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$83,390	4.84	$62,408	4.13
Due after one year through two years	15,712	2.22	14,210	1.43
Due after two years through three years	8,015	1.75	9,986	1.96
Due after three years through four years	8,005	2.28	8,701	1.20
Due after four years through five years	2,132	3.06	6,135	2.61
Due after five years	2,006	3.12	2,761	2.37
Total par value	119,260	4.04	104,201	3.17
Premiums	14		8
Discounts	(14)		(13)
Hedging adjustments	(2,168)		(2,467)
Total	$117,092		$101,729

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2023	As of December 31, 2022
Noncallable	$60,597	$62,050
Callable	58,663	42,151
Total par value	$119,260	$104,201

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2023	As of December 31, 2022
Due or callable in one year or less	$112,760	$98,320
Due or callable after one year through two years	2,913	2,610
Due or callable after two years through three years	1,368	1,330
Due or callable after three years through four years	409	587
Due or callable after four years through five years	524	133
Due or callable after five years	1,286	1,221
Total par value	$119,260	$104,201

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
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2023	$34,443	$34,859	5.21
As of December 31, 2022	$39,781	$40,005	4.00

Note 7—Capital

On July 27, 2023, the Bank’s board of directors approved an increase to the B1 membership stock requirement and dollar cap, and the B2 advances activity-based stock requirement. The B1 membership stock requirement was increased from 0.05 percent (five basis points) to 0.07 percent (seven basis points) of a member’s total assets and the dollar cap was increased from $15 to $18. The B2 advances activity-based stock requirement was increased from 4.25 percent to 4.75 percent of the member’s outstanding par value of advances. There were no changes to the B3 standby letters of credit activity-based stock requirement.

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2023		As of December 31, 2022
	Required	Actual	Required	Actual
Risk-based capital	$1,349	$8,620	$801	$7,680
Total regulatory capital ratio	4.00%	5.28%	4.00%	5.07%
Total regulatory capital (1)	$6,535	$8,620	$6,065	$7,680
Leverage capital ratio	5.00%	7.91%	5.00%	7.60%
Leverage capital	$8,169	$12,929	$7,581	$11,520
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2023 and 2022.

	2023		2022
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$78	6.37	$22	3.70
Second quarter	99	6.50	23	3.74
Third quarter	127	6.97	33	4.11
Total	$304	6.65	$78	3.88

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Loss

The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2022	$(40)	$(6)	$(46)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(5)	—	(5)
Balance, September 30, 2022	$(45)	$(6)	$(51)

Balance, June 30, 2023	$(2)	$—	$(2)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	2	—	2
Balance, September 30, 2023	$—	$—	$—

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(36)	—	(36)
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(36)	1	(35)
Balance, September 30, 2022	$(45)	$(6)	$(51)

Balance, December 31, 2022	$(34)	$—	$(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	34	—	34
Balance, September 30, 2023	$—	$—	$—
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

	As of September 30, 2023			As of December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$108,314	$280	$2,274	$77,673	$44	$2,506
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	121	3	1	63	3	1
Interest-rate caps or floors	4,000	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	4,121	3	1	4,063	3	1
Total derivatives before netting and collateral adjustments	$112,435	283	2,275	$81,736	47	2,507
Netting adjustments and cash collateral (2)		159	(2,267)		232	(2,482)
Derivative assets and derivative liabilities		$442	$8		$279	$25
___________
(1) Includes variation margin for daily settled contracts of negative $1,167 and negative $739 as of September 30, 2023 and December 31, 2022, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $2,432 and $2,714 as of September 30, 2023 and December 31, 2022, respectively. Cash collateral received including accrued interest, was $5 as of September 30, 2023. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30,
	2023				2022
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,546	$19	$(1,667)	$(323)	$488	$(345)	$(283)
Changes in fair value:
Hedged items	$(211)	$(4)	$15	$(2)	$(393)	$888	$8
Derivatives	222	4	113	2	387	(894)	(8)
Net changes in fair value	11	—	128	—	(6)	(6)	—
Net interest settlements on derivatives (1) (2)	144	1	(352)	(3)	10	(70)	(11)
Amortization/accretion of active hedging relationships	2	—	(129)	—	14	—	—
Other	(11)	—	(1)	(1)	38	—	—
Total net interest income effect from fair value hedging relationships	$146	$1	$(354)	$(4)	$56	$(76)	$(11)

	For the Nine Months Ended September 30,
	2023				2022
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$5,091	$49	$(4,986)	$(1,362)	$723	$(473)	$(370)
Changes in fair value:
Hedged items	$(284)	$(5)	$15	$(5)	$(1,135)	$2,331	$40
Derivatives	288	5	297	3	1,346	(2,323)	(39)
Net changes in fair value	4	—	312	(2)	211	8	1
Net interest settlements on derivatives (1) (2)	357	1	(965)	(4)	(73)	22	1
Amortization/accretion of active hedging relationships	8	—	(310)	—	(184)	—	—
Other	(19)	—	(4)	(2)	2	—	—
Total net interest income effect from fair value hedging relationships	$350	$1	$(967)	$(8)	$(44)	$30	$2
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

	As of September 30, 2023
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$29,394	$843	$63,780	$11,458
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(979)	$(5)	$(2,150)	$(5)
Basis adjustments for discontinued hedging relationships included in amortized cost	(4)	—	(18)	—
Total amounts of fair value hedging basis adjustments	$(983)	$(5)	$(2,168)	$(5)

	As of December 31, 2022
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$18,533	$100	$48,521	$11,475
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(711)	$—	$(2,461)	$(10)
Basis adjustments for discontinued hedging relationships included in amortized cost	(4)	—	(6)	—
Total amounts of fair value hedging basis adjustments	$(715)	$—	$(2,467)	$(10)
___________
(1) Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table presents net losses on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(4)	$—	$(2)	$—
Interest-rate caps or floors	—	(1)	—	—
Net losses on derivatives	$(4)	$(1)	$(2)	$—

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

	As of September 30, 2023		As of December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$276	$2,248	$21	$2,496
Cleared derivatives	7	27	26	11
Total gross recognized amount	283	2,275	47	2,507
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(250)	(2,240)	(19)	(2,471)
Cleared derivatives	409	(27)	251	(11)
Total gross amounts of netting adjustments and cash collateral	159	(2,267)	232	(2,482)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	26	8	2	25
Cleared derivatives	416	—	277	—
Total net amounts after netting adjustments and cash collateral	442	8	279	25
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	2	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	2	—	—
Net unsecured amounts:
Uncleared derivatives	26	6	2	25
Cleared derivatives	416	—	277	—
Total net unsecured amount (1)	$442	$6	$279	$25
____________
(1) Any non-cash over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount. The Bank pledged excess non-cash collateral with a fair value of $8 and $0 as of September 30, 2023 and December 31, 2022, respectively, due to instances where the Bank’s non-cash collateral to a counterparty exceeds the Bank’s derivative asset position. ___________  n.

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

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of September 30, 2023 and December 31, 2022.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2023 and December 31, 2022. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2023 and December 31, 2022. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$43	$43	$43	$—	$—
Interest-bearing deposits	1,855	1,855	—	1,855	—
Securities purchased under agreements to resell	7,100	7,100	—	7,100	—
Federal funds sold	15,293	15,293	—	15,293	—
Available-for-sale securities (1)	1,893	1,893	—	1,893	—
Held-to-maturity securities	27,698	27,130	—	27,130	—
Advances	108,091	108,046	—	108,046	—
Mortgage loans held for portfolio, net	107	100	—	100	—
Accrued interest receivable	749	749	—	749	—
Derivative assets (1)	442	442	—	283	159
Grantor trust assets (included in Other assets) (1)	25	25	25	—	—
Liabilities:
Interest-bearing deposits	2,106	2,106	—	2,106	—
Consolidated obligations, net:
Discount notes	34,443	34,434	—	34,434	—
Bonds	117,092	116,621	—	116,621	—
Accrued interest payable	793	793	—	793	—
Derivative liabilities (1)	8	8	—	2,275	(2,267)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,075,756 and $1,037,537 as of September 30, 2023 and December 31, 2022, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2023 and December 31, 2022. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2023 and December 31, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2023			As of December 31, 2022
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,985	$6,780	$14,765	$3,103	$5,943	$9,046
Commitments to fund additional advances	10	—	10	318	—	318
Unsettled consolidated obligation bonds, at par (2)	1,015	—	1,015	5,277	—	5,277
____________
(1)“Expire Within One Year” includes 21 standby letters of credit for a total of $29 and 22 standby letters of credit for a total of $49 as of September 30, 2023 and December 31, 2022, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $27 and $22 as of September 30, 2023 and December 31, 2022, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of September 30, 2023 and December 31, 2022.
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

	As of September 30, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,282	20.80	$26,502	24.30	$—	—
Bank of America, National Association	1,111	18.03	23,004	21.09	—	—

	As of December 31, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,277	23.67	$29,702	26.93	$—	—

Note 13—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from other FHLBanks as of September 30, 2023 and December 31, 2022. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during the first nine months of 2023 and 2022.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Nine Months Ended September 30,
	2023	2022
Investing activities:
Loans to other FHLBanks	$(1,005)	$(3,300)
Principal collected on loans to other FHLBanks	1,005	2,000
Net change in loans to other FHLBanks	$—	$(1,300)

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$—	$4,070
Payments of short-term borrowings from other FHLBanks	—	(4,070)
Net change in borrowings from other FHLBanks	$—	$—

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Transfer Consolidated Obligations to other FHLBanks. Occasionally, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. The transfers of consolidated obligations between FHLBanks are at market terms and help facilitate the balance sheet management by the individual FHLBanks. The Bank transferred consolidated obligations to other FHLBanks during the first and second quarter of 2023. There were no such transfers during the three months ended September 30, 2023 or during the nine months ended September 30, 2022. The following table presents the par value of consolidated obligations transferred to other FHLBanks during the nine months ended September 30, 2023. The aggregate gains (losses) on these debt transfers were not material.

For the Nine Months Ended September 30, 2023
FHLBank New York	$6,080
FHLBank Chicago	4,320
FHLBank Indianapolis	960
FHLBank Cincinnati	250
Total	$11,610

Note 14—Subsequent Events

On October 26, 2023, the Bank’s board of directors approved a third quarter 2023 cash dividend at an annualized rate of 7.25 percent. The Bank paid the third quarter 2023 dividend on November 2, 2023, in the amount of $104.

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

Forward-looking statements may include statements related to, among others, the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; changes to minimum capital requirements from members; the impact of changes in product offerings and demand; the impact changes in Nationally Recognized Statistical Rating Organization (NRSRO) ratings may have on the Bank’s investments, product offerings and pricing; the impact of housing reform and other legislative or regulatory changes, the impact of prospective regulatory changes on the Bank or its members, and the impact of the COVID-19 pandemic on the Bank, its employees, members and counterparties, or on the capital and financial markets and the U.S. economy. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological, housing reform, regulatory and market factors, as well as the risk factors provided under Item 1A of the Bank’s most recent Form 10-K filed on March 10, 2023 (Form 10-K), and in the Bank’s other filings with the SEC from time to time, and elsewhere in this Report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2023 and December 31, 2022, and results of operations for the third quarter and first nine months of 2023 and 2022. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2022.

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

On November 7, 2023, the Finance Agency released its FHLBank System at 100: Focusing on the Future report. In the report, the Finance Agency presented their review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of their vision for the future of the FHLBank System, some of which may be enacted by the Finance Agency by way of regulatory guidance or proposed rulemaking, some of which call for further study, and some of which would require legislative action. The Bank is reviewing the report and will continue to monitor for implementation of such proposed actions to determine the impact the Finance Agency expected actions may have on our financial condition and results of operations.

In August 2023, Fitch Ratings downgraded the long-term credit ratings of the United States and in turn, the Bank, which is one of two FHLBanks rated individually by Fitch Ratings, from AAA to AA+. Fitch Ratings does not rate the consolidated obligations of the FHLBanks. No changes to external credit ratings by Standard and Poor's Ratings Services (S&P) or Moody's Investors Service (Moody’s) have occurred to the FHLBanks or their consolidated obligations which are rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s, with outlook stable. As discussed in the Bank’s Form 10-K, rating agency actions could result in disruptions in the capital markets and increase cost of funds, which could have an adverse impact on the Bank’s cost of funding, letters of credit, overall impacting liquidity. The downgrade by Fitch Ratings did not impact any current obligations of the Bank or its members, nor did it have an impact on the Bank’s cost of funding, access to liquidity or the Bank’s financial condition and results of operations.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions). These items are discussed in more detail below.

			Change
	As of September 30, 2023	As of December 31, 2022	Amount	Percent
Total assets	$163,381	$151,622	$11,759	7.76
Total liabilities	154,762	143,976	10,786	7.49
Total capital	8,619	7,646	973	12.73

•Total assets increased primarily due to a $12.9 billion, or 31.6 percent, increase in total investments.

•Total liabilities increased primarily due to a $10.0 billion, or 7.08 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital increased primarily due to increases in the membership stock requirement and in the advances activity-based stock requirement which became effective on August 25, 2023.

Results of Operations

The following table presents the Bank’s significant income items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net interest income	$240	$81	$159	194.30	$648	$220	$428	194.58
Noninterest (loss) income	(2)	1	(3)	(194.51)	2	7	(5)	(62.78)
Noninterest expense	40	30	10	29.19	122	105	17	16.28
Affordable Housing Program assessment	20	5	15	282.58	53	12	41	332.85
Net income	$178	$47	$131	282.59	$475	$110	$365	332.98

•For the third quarter and first nine months of 2023, the increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, as well as an increase in average advance balances.

•Many of the Bank's assets and liabilities are indexed to the SOFR. Average daily SOFR during the third quarter of 2023 was 5.24 percent compared to 2.15 percent for the same period in 2022. Average daily SOFR for the nine months ended September 30, 2023 was 4.90 percent, compared to 0.99 percent for the same period in 2023.

•Average advance balances were $108.5 billion for the third quarter of 2023, compared to $83.4 billion for the same period in 2022, and $130.1 billion for the first nine months ended September 30, 2023, compared to $65.9 billion for the same period in 2022. The increase in average balances was primarily due to market liquidity concerns that began in mid-March and continued through the beginning of the third quarter of 2023, which increased advance demand from the Bank’s members.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Return on average equity (ROE)	8.76%	3.06%	5.70	7.29%	2.73%	4.56
Average daily SOFR	5.24	2.15	3.09	4.90	0.99	3.91
ROE spread to average daily SOFR	3.52	0.91	2.61	2.39	1.74	0.65
Interest-rate spread	0.26	0.12	0.14	0.19	0.21	(0.02)

•The increase in ROE was primarily due to the increase in net income during the periods.

•For the third quarter and the first nine months of 2023, compared to the same periods in 2022, ROE increased more than the increase in average daily SOFR.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2023		As of December 31, 2022		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$108,091	66.16	$109,595	72.28	$(1,504)	(1.37)
Investment securities	29,591	18.11	25,339	16.71	4,252	16.78
Other investments	24,248	14.84	15,563	10.27	8,685	55.81
Mortgage loans, net	107	0.07	120	0.08	(13)	(11.04)
Other assets	1,344	0.82	1,005	0.66	339	33.92
Total assets	$163,381	100.00	$151,622	100.00	$11,759	7.76
Consolidated obligations, net:
Discount notes	$34,443	22.26	$39,781	27.63	$(5,338)	(13.42)
Bonds	117,092	75.66	101,729	70.66	15,363	15.10
Deposits	2,106	1.36	1,821	1.26	285	15.69
Other liabilities	1,121	0.72	645	0.45	476	73.68
Total liabilities	$154,762	100.00	$143,976	100.00	$10,786	7.49
Capital stock	$6,165	71.52	$5,397	70.58	$768	14.23
Retained earnings	2,454	28.48	2,283	29.86	171	7.51
Accumulated other comprehensive loss	—	—	(34)	(0.44)	34	101.05
Total capital	$8,619	100.00	$7,646	100.00	$973	12.73

Advances

Total advances decreased by 1.37 percent as of September 30, 2023, compared to December 31, 2022. A significant percentage of advances originated during the first nine months of 2023 were short-term advances.

As of September 30, 2023, 42.1 percent of the Bank’s advances were fixed-rate, compared to 45.5 percent as of December 31, 2022. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2023 and December 31, 2022, 66.2 percent and 34.5 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 87.8 percent and 9.89 percent, respectively of the Bank’s variable-rate advances as of September 30, 2023. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2023		As of December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$63,156	57.90	$60,144	54.52
Fixed rate (1)	43,583	39.96	48,533	44.00
Convertible	1,981	1.82	1,266	1.15
Principal reducing credit	351	0.32	366	0.33
Total par value	$109,071	100.00	$110,309	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of September 30, 2023	As of December 31, 2022	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$1,837	$2,713	$(876)	(32.30)
Mortgage-backed securities:
Government-sponsored enterprises commercial	56	—	56	100.00
Total available-for-sale securities	1,893	2,713	(820)	(30.22)
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,550	1,550	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,638	257	2,381	924.81
Government-sponsored enterprises residential	7,749	5,504	2,245	40.80
Government-sponsored enterprises commercial	15,760	15,314	446	2.91
Total held-to-maturity mortgage-backed securities:	26,147	21,075	5,072	24.06
Total held-to-maturity securities	27,698	22,626	5,072	22.41
Total investment securities	29,591	25,339	4,252	16.78
Other investments:
Interest-bearing deposits	1,855	1,277	578	45.27
Securities purchased under agreements to resell	7,100	6,250	850	13.60
Federal funds sold (1)	15,293	8,036	7,257	90.31
Total other investments	24,248	15,563	8,685	55.81
Total investments	$53,839	$40,902	$12,937	31.63
____________
(1) Federal funds sold includes $190 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers, as of December 31, 2022.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of September 30, 2023, these investments were 304 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in the amount of regulatory capital that resulted from a decrease in advances as of September 30, 2023. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank will be precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. The Bank was in compliance with this regulatory requirement as of December 31, 2022, as these investments amounted to 274 percent of the Bank’s regulatory capital. The increase in MBS as of September 30, 2023, compared to December 31, 2022, was due to the purchase of MBS during the first nine months of 2023.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of September 30, 2023, compared to December 31, 2022, primarily relates to an increase in liquidity investments and was in anticipation of potential increased advance activity.

Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from member participating financial institutions and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2022 to September 30, 2023 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of September 30, 2023 and December 31, 2022. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2023	As of December 31, 2022
Florida	22.21	22.52
South Carolina	21.45	22.18
Virginia	11.63	11.28
Georgia	10.88	11.01
North Carolina	7.81	7.85
All other	26.02	25.16
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2022 to September 30, 2023 was primarily a result of an increased liquidity needs during the period. Consolidated obligation issuances financed 92.8 percent of the $163.4 billion in total assets as of September 30, 2023, a slight decrease from the financing ratio of 93.3 percent as of December 31, 2022.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2023 and December 31, 2022, 92.6 percent and 91.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, 33.6 percent and 28.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On November 1, 2023, the Bank received notification from the Finance Agency that, based on September 30, 2023 data, it will recommend to the Director that the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of September 30, 2023, the Bank was in compliance with this ratio.

On July 27, 2023, the Bank’s board of directors approved an increase to the B1 membership stock requirement and dollar cap, and the B2 advances activity-based stock requirement. The B1 membership stock requirement was increased from 0.05 percent to 0.07 percent of a member’s total assets and the dollar cap was increased from $15 million to $18 million. The B2 advances activity-based stock requirement was increased from 4.25 percent to 4.75 percent of the member’s outstanding par value of advances. The capital stock requirement changes were effective August 25, 2023 and resulted in an increase of $805 million in total capital stock. There were no changes to the B3 standby letters of credit activity-based stock requirement.

The Bank’s financial management policy and capital plan are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital and in Note 10 - Capital of the Bank to the Bank’s audited financial statements for the year ended on December 31, 2022, respectively, both included in the Bank’s Form 10-K.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the third quarter and first nine months of 2023 and 2022.

Net Income

The following table presents the Bank’s significant income items (dollars in millions).

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net interest income	$240	$81	$159	194.30	$648	$220	$428	194.58
Noninterest (loss) income	(2)	1	(3)	(194.51)	2	7	(5)	(62.78)
Noninterest expense	40	30	10	29.19	122	105	17	16.28
Affordable Housing Program assessment	20	5	15	282.58	53	12	41	332.85
Net income	$178	$47	$131	282.59	$475	$110	$365	332.98

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $211 million and a decrease of $31 million for the third quarter of 2023 and 2022, respectively, and a decrease of $624 million and a decrease of $12 million for the first nine months of September 30, 2023 and 2022, respectively.

Below are the primary factors that impacted net interest income and net income for the third quarter of 2023 and first nine months of 2023 and 2022:

•For the third quarter and first nine months of 2023, the increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, as well as an increase in average advance balances.

•Many of the Bank's assets and liabilities are indexed to the SOFR. Average daily SOFR during the third quarter of 2023 was 5.24 percent compared to 2.15 percent for the same period in 2022. Average daily SOFR for the nine months ended September 30, 2023 was 4.90 percent, compared to 0.99 percent for the same period in 2023.

•Average advance balances were $108.5 billion for the third quarter of 2023, compared to $83.4 billion for the same period in 2022, and $130.1 billion for the first nine months ended September 30, 2023, compared to $65.9 billion for the same period in 2022. The increase in average balances was primarily due to market liquidity concerns that began in mid-March and continued through the beginning of the third quarter of 2023, which increased advance demand from the Bank’s members.

The following tables present the change in interest income and expense due to volume or rate variance for the third quarter and first nine months of 2023 and 2022 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income” as “Net losses on derivatives.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 26 basis points and 19 basis points for the third quarter and first nine months of 2023, respectively, compared to 12 basis points and 21 basis points for the same periods in 2022. The overall changes in net interest income during the third quarter and first nine months of 2023, compared to the same periods in 2022, was primarily rate related.

	For the Three Months Ended September 30,						Change due to
	2023			2022
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$4,270	$58	5.42	$3,184	$18	2.30	$8	$32	$40
Securities purchased under agreements to resell	6,374	85	5.29	10,085	55	2.17	(26)	56	30
Federal funds sold	14,395	193	5.32	9,223	52	2.22	40	101	141
Investment securities (2)	27,631	374	5.35	20,081	105	2.08	52	217	269
Advances (3)	108,485	1,546	5.66	83,380	488	2.32	183	875	1,058
Mortgage loans (4)	109	2	5.41	127	2	5.03	—	—	—
Loans to other FHLBanks	—	—	—	14	—	0.62	—	—	—
Total interest-earning assets	161,264	2,258	5.55	126,094	720	2.26	257	1,281	1,538
Noninterest-earning assets	2,022			630
Total assets	$163,286			$126,724
Liabilities and Capital
Interest-bearing deposits (5)	$2,099	28	5.19	$2,043	11	2.12	—	17	17
Consolidated obligations, net:
Discount notes	24,199	323	5.30	55,489	283	2.03	(227)	267	40
Bonds	124,961	1,667	5.29	60,981	345	2.24	575	747	1,322
Other borrowings	—	—	7.91	—	—	4.29	—	—	—
Total interest-bearing liabilities	151,259	2,018	5.29	118,513	639	2.14	348	1,031	1,379
Noninterest-bearing liabilities	3,929			2,162
Total capital	8,098			6,049
Total liabilities and capital	$163,286			$126,724
Interest-rate spread			0.26			0.12
Average interest-earning assets to interest-bearing liabilities			106.62			106.40
Net yield on interest-earning assets (7)	$161,264	$240	0.59	$126,094	$81	0.26
Changes in net interest income							$(91)	$250	$159

	For the Nine Months Ended September 30,						Change due to
	2023			2022
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$4,375	$166	5.09	$2,500	$24	1.31	$29	$113	$142
Securities purchased under agreements to resell	7,451	276	4.94	6,679	72	1.44	9	195	204
Federal funds sold	13,984	524	5.01	9,925	74	0.99	41	409	450
Investment securities (2)	27,656	1,010	4.88	18,500	179	1.29	126	705	831
Advances (3)	130,096	5,091	5.23	65,909	723	1.47	1,201	3,167	4,368
Mortgage loans (4)	113	5	5.38	135	5	5.13	—	—	—
Loans to other FHLBanks	11	—	4.64	17	—	0.81	—	—	—
Total interest-earning assets	183,686	7,072	5.15	103,665	1,077	1.39	1,406	4,589	5,995
Noninterest-earning assets	1,722			795
Total assets	$185,408			$104,460
Liabilities and Capital
Interest-bearing deposits (5)	$2,070	76	4.88	$2,079	14	0.93	—	62	62
Consolidated obligations, net:
Discount notes	37,018	1,362	4.92	41,921	370	1.18	(48)	1,040	992
Bonds	133,926	4,986	4.98	53,440	473	1.18	1,441	3,072	4,513
Other borrowings	—	—	14.95	16	—	0.89	—	—	—
Total interest-bearing liabilities	173,014	6,424	4.96	97,456	857	1.18	1,393	4,174	5,567
Noninterest -bearing liabilities	3,677			1,622
Total capital	8,717			5,382
Total liabilities and capital	$185,408			$104,460
Interest-rate spread			0.19			0.21
Average interest-earning assets to interest-bearing liabilities			106.17			106.37
Net yield on interest-earning assets (7)	$183,686	$648	0.47	$103,665	$220	0.28
Changes in net interest income							$13	$415	$428
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes available-for-sale securities at amortized cost basis.
(3) Interest income and average yield include net prepayment fees on advances that were not material for the reported periods.
(4) Nonperforming mortgage loans are included in average balances used to determine average rate.
(5) Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.
(6) Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is calculated as the change in rate multiplied by the previous volume. The rate/volume change, calculated as the change in rate multiplied by the change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.
(7) Calculated as interest earnings divided by total-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid.

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$2	$—	$(129)	$—	$(127)
Net changes in fair value hedges	11	—	128	—	139
Net interest settlements on derivatives (1)	144	1	(352)	(3)	(210)
Other (2)	(11)	—	(1)	(1)	(13)
Total effect on net interest income	$146	$1	$(354)	$(4)	$(211)
Effect on Noninterest income:
Losses on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$(4)	$—	$—	$—	$(4)
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
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Nine Months Ended September 30, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$8	$—	$(310)	$—	$(302)
Net changes in fair value hedges	4	—	312	(2)	314
Net interest settlements on derivatives (1)	357	1	(965)	(4)	(611)
Other (2)	(19)	—	(4)	(2)	(25)
Total effect on net interest income	$350	$1	$(967)	$(8)	$(624)
Effect on noninterest income:
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$(3)	$—	$—	$1	$(2)
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
(2)Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

Noninterest (Loss) Income

The following table presents the components of noninterest (loss) income (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net losses on derivatives	$(4)	$(1)	$(3)	(580.55)	$(2)	$—	$(2)	(569.64)
Standby letters of credit fees	2	2	—	20.73	6	5	1	27.80
Gain on litigation settlements, net	—	—	—	—	—	4	(4)	(99.96)
Other	—	—	—	—	(2)	(2)	—	15.33
Total noninterest (loss) income	$(2)	$1	$(3)	(194.51)	$2	$7	$(5)	(62.78)
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

The Bank made a voluntary contribution $7 million and $5 million, to its AHP Homeownership Set-aside Program funding to assist eligible borrowers purchase or rehabilitate a home through the Bank's member financial institutions during the second quarters of 2023 and 2022, respectively.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Statements of Condition (at period end)
Total assets	$163,381	$174,256	$223,944	$151,622	$140,298
Advances	108,091	112,380	164,658	109,595	93,071
Investments (1)	53,839	58,429	55,764	40,902	45,172
Mortgage loans held for portfolio, net	107	111	116	120	124
Consolidated obligations, net (2)	151,535	162,993	210,640	141,510	130,788
Total Capital stock Class B putable	6,165	5,544	7,752	5,397	4,241
Retained earnings	2,454	2,403	2,328	2,283	2,260
Accumulated other comprehensive loss	—	(2)	(17)	(34)	(51)
Total capital	8,619	7,945	10,063	7,646	6,450
Statements of Income (for the period ended)
Net interest income	240	234	174	107	81
Standby letters of credit fees	2	2	2	3	2
Net income	178	174	123	74	47
Performance Ratios (%)
Return on equity (3)	8.76	7.23	5.92	4.20	3.06
Return on assets (4)	0.43	0.33	0.28	0.19	0.15
Net yield on interest-earning assets	0.59	0.45	0.39	0.28	0.26
Interest-rate spread	0.26	0.18	0.12	0.04	0.12
Regulatory capital ratio (at period end) (5)	5.28	4.56	4.50	5.07	4.63
Total average equity to average assets	4.96	4.53	4.67	4.64	4.77
Dividend payout ratio (6)	71.16	56.82	63.36	68.95	71.22
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2023	$1,075,756
June 30, 2023	1,174,681
March 31, 2023	1,264,394
December 31, 2022	1,037,537
September 30, 2022	898,285
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the third quarter of 2023.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the third quarter of 2023.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the third quarter of 2023.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$640	$1,329
Investing activities	(11,244)	(65,487)
Financing activities	10,506	63,348
Net change in cash and due from banks	$(98)	$(810)

Two primary drivers that can impact net operating cash flows are fluctuations in net income and net change in derivatives and hedging activities.

•The Bank recorded net income of $475 million for the first nine months of 2023 compared to net income of $110 million for the same period in 2022.

•The Bank recorded a net positive change of $109 million in derivative and hedging activities for the first nine months of 2023 compared to a net positive change of $987 million in derivative and hedging activities for the same period in 2022. The change in derivative and hedging activities was primarily driven by the increase in interest rates.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated a total of $390.4 billion of advances and collected $391.6 billion of advances principal for the first nine months of 2023 compared to $248.7 billion and $199.7 billion, respectively, for the same period in 2022.

•The Bank purchased investment securities of $7.5 billion and received proceeds from principal collected of $3.5 billion for the first nine months of 2023 compared to $7.3 billion and $2.8 billion, respectively, for the same period in 2022. For the first nine months of 2023, the Bank recorded a net change of negative $8.4 billion related to liquidity investments compared to a net change of negative $10.8 billion for the same period in 2022.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.
•The Bank issued $361.5 billion in consolidated obligations and paid $351.8 billion for maturing and retiring consolidated obligations for the first nine months of 2023, compared to $704.8 billion and $643.5 billion, respectively, for the same period in 2022.

Anticipated Cash Expenditures

As of September 30, 2023, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2023 and December 31, 2022, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the FHLBanks had $1,229.9 billion in aggregate par value of consolidated obligations issued and outstanding, $154.1 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of September 30, 2023.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Finance Agency’s Review and Analysis of the FHLBank System. Beginning in the Fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The review culminated in the Finance Agency’s “FHLBank System at 100: Focusing on the Future” report, released on November 7, 2023. The Bank is evaluating the report. To the extent the report’s recommendations or Finance Agency’s actions result in changes to supervisory expectations, stakeholder perceptions, or the Bank’s business model that impact its ability to execute on its mission of providing liquidity to Bank members and support for affordable housing and community development, then the Bank’s business, results of operations, reputation, financial condition, and the value of membership in the Bank may be negatively impacted. For a further discussion of related risks, see “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	As of September 30, 2023		As of December 31, 2022
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	321	$95,751	300	$101,663
102	55	12,977	48	8,370
103	14	200	7	43
104	4	143	4	233
Total	394	$109,071	359	$110,309
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of September 30, 2023, and their total outstanding advance and standby letters of credit balance was $13.3 billion and $810 million, respectively, as of September 30, 2023.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2023 and December 31, 2022. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2023	$109,071	$390,564	59.98	17.88	22.14
As of December 31, 2022	110,309	331,253	63.13	14.13	22.74
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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law. Most members provide the Bank with a blanket lien covering substantially all of the member’s real estate-related assets and their consent for the Bank to file a financing statement evidencing the blanket lien. The Bank requires delivery of cash and securities pledged to the Bank as collateral. Delivery of loan collateral is also required when pledged by insurance company, community development financial institutions, or housing associate members. For most bank and credit union members, delivery of loan collateral is not required.

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2023 and December 31, 2022.

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

	As of September 30, 2023
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$900	$—	$900
Canada	3,840	—	3,840
Finland	1,253	—	1,253
France	1,905	—	1,905
Germany	2,130	—	2,130
Netherlands	995	—	995
Norway	875	—	875
Sweden	1,380	—	1,380
United States of America	2,015	1,855	3,870
Total	$15,293	$1,855	$17,148

	As of December 31, 2022
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,295	$—	$—	$1,295
Canada	2,405	—	—	2,405
Finland	796	—	—	796
France	975	—	—	975
Germany	700	—	—	700
Netherlands	300	—	—	300
United States of America	1,565	1,277	16	2,858
Total	$8,036	$1,277	$16	$9,329
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $17.1 billion as of September 30, 2023 from $9.3 billion as of December 31, 2022. As of September 30, 2023 Royal Bank of Canada (Canada) and Toronto Dominion Bank (Canada) each represented greater than 10 percent and collectively represented 22.4 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of September 30, 2023, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of September 30, 2023 (in millions), based on their credit ratings as of September 30, 2023. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of September 30, 2023
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$1,837	$—	$—	$1,837
Government-sponsored enterprises debt obligations	—	1,550	—	—	1,550
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,638	—	—	2,638
Government-sponsored enterprises residential	—	7,749	—	—	7,749
Government-sponsored enterprises commercial	496	15,320	—	—	15,816
Total mortgage-backed securities	496	25,707	—	—	26,203
Total investment securities	496	29,095	—	—	29,591
Other investments:
Interest-bearing deposits	—	3	1,852	—	1,855
Securities purchased under agreements to resell	—	7,100	—	—	7,100
Federal funds sold	—	7,488	7,310	495	15,293
Total other investments	—	14,591	9,162	495	24,248
Total investments	$496	$43,686	$9,162	$495	$53,839

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale sale securities as of September 30, 2023.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2023 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of September 30, 2023.

Uncleared derivative transactions executed on or after the dates specified in applicable regulations are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2023, the Bank was required to post $8 million of initial margin on its uncleared derivative transactions.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of September 30, 2023. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of September 30, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure:
Single-A	$51,086	$(1,474)	$1,489	$9	$24
Triple-B	13,610	(452)	462	—	10
Cleared derivatives	43,908	(21)	437	—	416
Total derivative positions with non-member counterparties to which the Bank had credit exposure	108,604	(1,947)	2,388	9	450
Member institutions (1)	11	—	—	—	—
Total	$108,615	$(1,947)	$2,388	$9	$450
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
The allowance for credit losses on mortgage loans was not material as of September 30, 2023 and December 31, 2022.

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

			As of September 30, 2023	As of December 31, 2022
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$7,060	$3,855
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	21,883	13,418
		Non-qualifying hedges	59	—
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	1,443	333
		Total	30,445	17,606
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	850	100
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	60	—
		Total	910	100
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	10,567	6,246
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	55,096	42,412
		Total	65,663	48,658
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	11,355	11,309
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	22	23
Total notional amount			$112,435	$81,736

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2023			As of December 31, 2022
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	0.16	0.20	0.24	0.17	0.17	0.19
Liabilities	0.09	0.09	0.08	0.17	0.15	0.13
Equity	1.46	2.36	3.56	0.15	0.63	1.42
Effective duration gap	0.07	0.11	0.16	—	0.02	0.06
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2023			As of December 31, 2022
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points (1)	Current	Up 200 Basis Points
Assets	$165,146	$164,572	$163,837	$151,146	$150,644	$150,096
Liabilities	156,956	156,677	156,399	143,687	143,230	142,837
Equity	8,190	7,895	7,438	7,459	7,414	7,259
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

As of September 30, 2023, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2023, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Federal Home Loan Bank of Atlanta

Date:	November 9, 2023	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	November 9, 2023	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer