Form 10-K
period 2023-12-31
Federal Home Loan Bank of Atlanta
filed 2024-03-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2023, the aggregate par value of the stock held by current and former members of the registrant was $5,543,796,700. As of February 29, 2024, 59,108,272 total shares were outstanding, including mandatorily redeemable capital stock.

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
The information contained in this Report is accurate only as of the date of this Report or as of the dates specified herein.
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

•repurchases of stock in excess of a shareholder’s total stock investment requirement (excess stock);

•credit losses on advances and investments in mortgage loans and mortgage-backed securities (MBS);

•balance sheet changes and components thereof, such as changes in advances balances and the size of the Bank’s portfolio of investments in mortgage assets;

•the Bank’s liquidity and minimum retained earnings target;

•the interest rate environment in which the Bank does business;

•forward-looking accounting and financial statement effects; and

•other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

Actual results may differ from forward-looking statements for many reasons including, but not limited to:

•future economic and market conditions, including, for example, inflation and deflation, the timing and volume of market activity; general consumer confidence and spending habits; the strength of local economies in which the Bank or its members conducts its business; housing prices, employment rates, and interest-rate changes;

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

•the risk of changes in market interest rates on the Bank’s interest-rate sensitive assets and liabilities;

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

•the Bank’s ability to develop, implement, promote the efficient performance of, and support and safeguard, technology and information systems, including those provided by third-parties, sufficient to measure and effectively manage the cybersecurity risks and risks of the Bank’s business without significant interruption;

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

•changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks, including those that may result from the Finance Agency’s comprehensive review and analysis of the FHLBank System that began in 2022; and

•adverse developments or events affecting or involving one or more other FHLBanks or the FHLBank System in general.
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

Cooperative. The Bank is a cooperative owned by member institutions that are required to meet certain eligibility criteria and purchase capital stock in the Bank in order to become members of the Bank. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) with principal place of business located in the Bank’s defined geographic district and engaged in residential housing finance can be eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 795 financial institutions, comprised of 426 commercial banks, 246 credit unions, 60 insurance companies, 50 savings institutions, and 13 CDFIs as of December 31, 2023.

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

The Bank’s core mission activities primarily include the issuance of advances. The Bank’s core mission asset ratio was 75.8 percent and 72.2 percent as of December 31, 2023 and 2022, respectively.

The Bank’s mission activities also include the Bank’s Affordable Housing Program (AHP) which provides low to no cost funding to finance rental and for-sale housing for very low-, low-, and moderate-income households. Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. In addition to the required AHP assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary housing contributions to further the Bank’s affordable housing mission. These programs will be discussed in more detail in Item 1. Business—Community Investment Services.

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

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $96.6 billion and $109.6 billion as of December 31, 2023 and 2022, respectively, and advances represented 63.4 percent and 72.3 percent of total assets as of December 31, 2023 and 2022, respectively. Advances generated 71.0 percent, 69.6 percent, and 68.3 percent of total interest income for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Pursuant to statutory and regulatory requirements, if a Bank makes a long-term advance (other than a Community Investment Cash Advance (CICA) advance), it must be for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets. The Bank uses the proxy test authorized by Finance Agency regulations to make this determination, by confirming, in connection with each long-term advance, that the principal amount of all long-term advances currently held by the member does not exceed the total book value of residential housing finance assets held by such member.
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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law. Most members provide the Bank with a blanket lien covering substantially all of the member’s real estate-related assets and their consent for the Bank to file a financing statement evidencing the blanket lien. The Bank requires delivery of cash and securities pledged to the Bank as collateral. Delivery of loan collateral is also required when pledged by insurance companies, CDFIs, and housing associates. For most commercial bank and credit union members, delivery of loan collateral is not required. The Bank periodically works with commercial bank and credit union members to release collateral from the Bank’s lien to permit such members to pledge those assets to support borrowings, or potential borrowings, from the Federal Reserve Banks’ discount window.

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

Adjustable- or variable-rate indexed advances. Adjustable- or variable-rate indexed advances include the following:

•Daily Rate Credit Advance (DRC Advance). The DRC Advance provides overnight or short-term funding with rate resets on a daily basis, similar to federal funds lines. The DRC Advance is available generally from one day to 12 months.

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

Forward starting advances. With the forward starting advance, the borrower may enter into the terms of any structured advance, including the FRC Advance, ARC Advance, Expander Advance, or Floating-to-Fixed Advance, with a future settlement date. Interest begins to accrue on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 6—Advances to the Bank’s 2023 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$57,686	59.50	$60,144	54.52
Fixed rate (1)	36,187	37.33	48,533	44.00
Convertible	2,693	2.78	1,266	1.15
Principal reducing credit	382	0.39	366	0.33
Total par value	$96,948	100.00	$110,309	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2023
Institution	State of Membership	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Truist Bank	North Carolina	$24,701	25.48	5.65
Bank of America, National Association	North Carolina	17,504	18.05	5.63
Navy Federal Credit Union	Virginia	7,165	7.39	4.79
BankUnited, National Association	Florida	5,115	5.27	5.56
Brighthouse Life Insurance Company	North Carolina	4,350	4.49	3.82
EverBank, N.A.	Florida	4,085	4.21	5.58
Fidelity & Guaranty Life Insurance Co.	Maryland	2,528	2.61	3.95
Pentagon Federal Credit Union	Virginia	1,916	1.98	5.67
City National Bank of Florida	Florida	1,625	1.68	5.53
United Bank	Virginia	1,510	1.56	5.50
Subtotal (10 largest borrowers)		70,499	72.72	5.37
Subtotal (all other borrowers)		26,449	27.28	4.52
Total par value		$96,948	100.00	5.14
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

The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $15.6 billion and $9.0 billion of outstanding standby letters of credit as of December 31, 2023 and 2022, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2023
Institution	State of Membership	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Truist Bank	North Carolina	$30,201	26.82
Bank of America, National Association	North Carolina	18,184	16.15
Navy Federal Credit Union	Virginia	7,167	6.37
BankUnited, National Association	Florida	6,015	5.34
Brighthouse Life Insurance Company	North Carolina	4,350	3.86
EverBank, N.A.	Florida	4,085	3.63
Pentagon Federal Credit Union	Virginia	2,724	2.42
Fidelity & Guaranty Life Insurance Co.	Maryland	2,528	2.25
City National Bank of Florida	Florida	2,188	1.94
United Bank	Virginia	2,009	1.79
Subtotal (10 largest borrowers)		79,451	70.57
Subtotal (all other borrowers)		33,140	29.43
Total advances par value and standby letters of credit		$112,591	100.00

Community Investment Services

The Bank’s AHP provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income households. The Bank offers the AHP General Fund and AHP Homeownership Set-aside programs. Additionally, the CICA program is offered to members in the form of a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. The Bank also funds voluntary housing programs such as the Multifamily Housing Bridge Fund (Bridge Fund). A description of each program is as follows:

•the AHP General Fund is offered annually through a competitive application process and provides funds for either new construction or rehabilitation rental or ownership real estate projects submitted through member financial institutions;

•the AHP Homeownership Set-aside program provides funds that can be used by homebuyers for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for households at or below 80 percent of the area median income. The funds are available to eligible parties through member financial institutions and through the following distinct products: First-time Homebuyer, Community Partners, and Community Rebuild and Restore;

•the CICA program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods; and

•the board approved the Bridge Fund which was first launched in November 2023 to help close funding gaps for affordable multifamily rental housing projects caused by the steep rise in interest rates and construction costs. The Bridge Fund offers up to $500,000 per project to the Bank’s member financial institutions and their community housing partners in a competitive application process. Eligible projects for the Bridge Fund will include multifamily and mixed-use rental housing targeted to households earning up to 120 percent of the area median income. Projects must be at least fifty percent complete at the time of application and demonstrate a financing gap related to an increase in construction hard costs, such as construction materials and labor. Projects also must be located in the Bank’s district, which includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2023, 2022, and 2021. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $72 million, $21 million, and $15 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In addition to the required AHP assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary housing contributions. In 2023, the Bank’s board of directors authorized $19 million of additional voluntary housing contributions. This included $11 million in voluntary contributions to the Bank’s AHP Homeownership Set-aside program and $8 million to its new Bridge Fund. In 2022, the Bank made a $5 million voluntary housing contribution to its AHP Homeownership Set-aside Program.

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

One of the Bank’s PFIs under the traditional MPF products, Truist Bank, was among the Bank’s top 10 borrowers as of December 31, 2023.

MPP

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. Therefore, the Bank had greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2023.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2023, the Bank’s investment securities consist of MBS issued by GSEs or U.S. government agencies; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The investment securities portfolio generally provides the Bank with higher returns than those available in other permissible investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. Treasury obligations, U.S. agency, and GSE securities were 57.5 percent and 61.9 percent of the Bank’s total investments as of December 31, 2023 and 2022, respectively, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 28.9 percent, 30.1 percent, and 29.5 percent of total interest income for the years ended December 31, 2023, 2022, and 2021, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS balance did not include any investments that were issued by the Bank’s members or an affiliate of a member as of December 31, 2023 and 2022.

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

Funding Sources

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.6 billion and $1.8 billion as of December 31, 2023 and 2022, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $104.0 billion and $115.9 billion as of December 31, 2023 and 2022, respectively.

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2023 and 2022.

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

Consolidated Obligation Bonds. Consolidated obligation bonds satisfy longer-term funding requirements. Typically, the maturity of these securities ranges from one year to 10 years, but the maturity is not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also use the TAP Issue Program for fixed-rate, noncallable bonds. Under this program, the FHLBanks offer debt obligations at specific maturities that may be reopened daily, generally during a three-month period through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

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

As of December 31, 2023, the membership stock requirement was 0.07 percent (seven basis points) of the member’s total assets, subject to a cap of $18 million.

As of December 31, 2023, the activity-based stock requirement was the sum of the following:

•4.75 percent of the member’s outstanding par value of advances;

•8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004; and

•0.10 percent (ten basis points) of members’ outstanding standby letters of credit.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), which was set at zero as of December 31, 2023. Since the Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding, the targeted debt or equity investment stock requirement was inapplicable as of December 31, 2023.

Although applicable regulations allow the Bank to issue Class A stock, Class B stock, or both in any combination, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5. Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 10—Capital to the Bank’s 2023 audited financial statements.

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

The total notional amount of the Bank’s outstanding derivatives was $111.6 billion and $81.7 billion as of December 31, 2023 and 2022, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authority and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. In addition, the Bank must submit monthly financial information on the condition and results of operations of the Bank to the Finance Agency. The Bank is also subject to regulation by the SEC, the Financial Crimes Enforcement Network, and the Commodity Futures Trading Commission.

The Government Corporation Control Act provides that, before a government corporation (which includes each of the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the FHLBank Act, the Secretary of the Treasury has the authority, at their discretion, to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, they must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct their own audit of any financial statements of the Bank. The Bank was not reviewed or audited by the Comptroller General in 2023.

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

Human Capital Resources

The Bank’s human capital is a significant contributor to the achievement of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2023, the Bank had 337 full-time and two part-time employees. As of December 31, 2023, approximately 45 percent of the Bank’s workforce is female, 55 percent male, 48 percent non-minority and 52 percent minority. The Bank’s workforce is sufficiently staffed, and historically has included a number of longer-tenured employees. As of December 31, 2023, the average tenure of the Bank’s employees was 9.9 years. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. There are no collective bargaining agreements with the Bank’s employees.

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

Diversity, Equity, and Inclusion Program

Diversity, equity and inclusion (DE&I) is a strategic priority for the Bank. The Bank recognizes that diversity of perspective increases capacity for innovation and creativity and that equity and inclusion allow the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts. The Bank’s DE&I officer is a member of the senior management team reporting to the president and chief executive officer acting as a liaison to the board of directors. The Bank operationalizes its commitment to DE&I through the development and execution of a three-year DE&I strategic plan that includes quantifiable metrics to measure its success. The plan is annually reviewed and approved by the board and performance is monitored via regular reporting. DE&I is also a key component of the Bank’s incentive plan framework, which includes measures of success for each pillar of the Bank’s DE&I program. The Bank offers a range of educational opportunities and supports connection and belonging as well as personal and professional growth through the Bank’s DE&I initiatives such as employee resource groups and garners input into the program through the DE&I council, employee resource groups and DE&I ambassadors.

Corporate Social Responsibility

The Bank is committed to implementing a governance and risk management framework related to its Corporate Social Responsibility (CSR) program. The CSR program is overseen by the Bank’s CSR committee, which is composed of representatives from various areas within the Bank. The CSR program is focused on the development of processes and reporting mechanisms to identify risks and opportunities, and measure the Bank’s impact on social, governance, and environmental issues related to the Bank’s mission, members, stakeholders, and communities. The Bank recognizes that identifying, assessing and measuring its impact on social concerns and the effectiveness of its governance structure, are conducive to the Bank’s short- and long-term success. The Bank’s CSR program continues to focus on diversity, equity and inclusion, affordable housing, community and economic development, climate risk in the Bank’s region, and strong corporate governance.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2023, 2022, and 2021. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $72 million, $21 million, and $15 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Business and Regulatory Risk

High inflation, tightening monetary and fiscal policies, and broadening geopolitical conflicts could have a significant impact on the economy and to the Bank

In 2023, persistently high levels of inflation, tightening monetary and fiscal policies, and the ongoing geopolitical conflicts posed risks to the global economy and to the Bank, its members, and counterparties. In addition, in early 2023, a volatile and uncertain economic environment created stress in the banking industry and financial markets. Those factors, if continued, could increase certain risks faced by the Bank and adversely affect the Bank’s results of operations and financial condition. The Bank continues to monitor the impact of these increased risks and take appropriate actions.

A prolonged downturn in the economy, including the U.S. housing market and related U.S. government monetary policies, could adversely affect the Bank’s business activities and results of operations.

The Bank’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing market could adversely affect the Bank’s members, particularly those whose businesses are concentrated in the mortgage industry. Deterioration in the residential or commercial mortgage markets could also affect the value of collateral securing the Bank’s assets.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political climate can influence, among other business activities, member borrowing activity and the Bank’s lending and investments patterns. Additionally, natural disasters, pandemics, and other widespread health emergencies, terrorist attacks, cyberattacks, civil unrest, geopolitical instability, or conflicts, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which could adversely impact the Bank’s business activities, ability to pay dividends, results of operations, as well as lead to operational difficulties.

The Bank’s business and results of operations are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates on the Bank’s assets and liabilities and could adversely affect the demand for advances and consolidated obligations, as well as the financial condition and results of operations of the Bank’s members. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, and disruption in the federal funds market or any related regulatory or policy change may adversely affect the Bank’s cash management activities, results of operations, and reputation.

The Bank is subject to a complex body of laws and regulations, which could change or be applied in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. Finance Agency, within its statutory authority, may issue regulations that impact FHLBanks securities, businesses and/or operations. New or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency or other financial services regulators could have a negative effect on the Bank’s debt securities, ability to conduct business or on the cost of doing business. Reform of the federal support of U.S. housing finance, additional requirements for FHLBank membership, including capital requirements, asset composition tests and collateralization of advances, may, if implemented, directly and indirectly impact FHLBanks and other GSEs that support the U.S. housing market. Legislation and regulations affecting the Bank’s members, including related to capital, liquidity and asset requirements may also impact the extent to which they engage in business with the Bank, potentially impacting the Bank’s advances and earnings ability. Additional requirements for FHLBanks members, including capital requirements, measures that impact the valuation of the Bank issued debt securities and its collateralization, and other measures targeting Fannie Mae and Freddie Mac may, if implemented, directly and indirectly impact FHLBanks and other GSEs that support the U.S.

Changes or inconsistency in statutory or regulatory requirements, or their application, could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance; a change in membership or permissible business activities; FHLBanks’ or member additional liquidity and capital requirements (including whether a member meets required tangible capital levels to access advances, or maintains certain asset levels in residential mortgage loans); a decrease in the size, scope, or nature of the FHLBanks’ lending or investment activities, any of which could negatively impact the Bank’s financial condition and results of operations.

Following a comprehensive review that began in the fall of 2022, in late 2023, the Finance Agency issued the “FHLBank System at a 100 – Focusing on the Future” report presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the Finance Agency through ongoing supervision, guidance or rulemaking within its existing statutory authority, while other recommendations may require legislative action or further study.

The Bank cannot predict what actions will ultimately result from the Finance Agency’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. Potential changes resulting from the Finance Agency’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions and support for community investment, or operations, structure, and governance) could increase Bank’s operational costs and expenses, result in heightened scrutiny of the Bank and its mission and activities, and impact the Bank’s business, which may affect the Bank’s financial condition, or results of operations, or the value of membership in the Bank. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of Bank’s advances by members or the Bank’s ability to lend to members may have a significant negative impact on the Bank’s financial condition or results of operations.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

The Bank operates in a highly competitive environment. Advances are the Bank’s primary product offering and represented 63.4 percent of the Bank’s total assets for the year ended December 31, 2023. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. Changes made by the Bank to lower pricing of its advances to compete with these alternative funding sources may decrease the

Bank’s profitability on advances, while pricing increases used to help sustain income may render the Bank less competitive. A failure by the Bank to adequately manage pricing could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The Bank is exposed to risks because of member concentration.

The Bank is subject to member concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank may only accept members within the Bank’s regulatory district that meet regulatory eligibility criteria, which restricts its ability to expand its membership. The Bank’s largest borrower as of December 31, 2023, was Truist Bank, which accounted for $24.7 billion, or 25.5 percent of the Bank’s total advances then outstanding. In addition, as of December 31, 2023, 10 of the Bank’s member institutions (which includes Truist Bank) collectively accounted for $70.5 billion, or 72.7 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, which may impact Bank’s members. If one or more of the Bank’s largest borrowers ceased membership, or if the Bank were to experience a decrease in the amount of business with one or more of its largest borrowers, whether as the result of a merger or other transaction that displaces advance demand, or as a result of other market conditions, competition or otherwise, the Bank’s financial condition and results of operations could be negatively affected.

Liquidity Risk

The Bank’s funding depends upon its ability to regularly access the capital markets.

The Bank’s primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank competes with Fannie Mae, Freddie Mac, other GSEs, and the U.S. Treasury, as well as corporate and supranational entities for funds raised through the issuance of consolidated obligations. The Bank’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. The failure to obtain such funds on terms and conditions favorable to the Bank could adversely impact the Bank’s ability to manage its liquidity.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact net interest income.

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. Additionally, the Finance Agency increased liquidity requirements aimed at enabling the Bank to provide advances and letters of credit for members during a sustained capital markets disruption and which therefore may require the Bank to hold an increased amount of liquid assets, which could hinder the Bank’s ability to meet its core mission asset ratio, and could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income. Refer to Item 1. Business. Overview. for further discussion of the Bank’s core mission asset ratio.
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

The Bank’s businesses and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-

earning assets and the cost of interest-bearing liabilities, which could affect the success of the Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income for further discussion of the Bank’s yield on assets and interest-rate spread.

The Bank relies upon derivative instruments to reduce its interest-rate risk associated with certain assets and liabilities on the Bank's balance sheet, including MBS and advances, and the Bank may be required to change its investment strategies and advance product offerings if it is not able to enter into effective derivative instruments on acceptable terms.

The Bank uses derivative instruments to attempt to reduce its interest-rate risk. The Bank determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends on the ability of the Bank to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding financial instruments.

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

The Bank faces credit risk on advances, standby letters of credit, investments, derivatives, and mortgage loan assets. The Bank requires advances and standby letters of credit to be fully secured with collateral. The Bank evaluates the types of collateral pledged by the member and assigns a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If the Bank has insufficient collateral or is unable to liquidate the collateral for the value assigned to it upon payment default or failure of a member, the Bank could experience a credit loss on advances or standby letters of credit, which could adversely affect its financial condition and results of operations.

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

The Bank is jointly and severally liable for payment of principal and interest on the consolidated obligations issued by the other FHLBanks and for jointly maintaining a minimum aggregate amount of AHP contributions

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all the FHLBanks, backed only by the collective financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance.

The Finance Agency may at any time, pursuant to regulation, order an FHLBank to make principal or interest payments due on any consolidated obligation, including of another FHLBank. Pursuant to other arrangements to which the Bank is bound by, an FHLBank may be required to make payment of principal or interest payments due on any consolidated obligation of any other FHLBank upon failure of such FHLBank to meet an obligation. Although the Bank would be entitled to reimbursement from a non-complying FHLBank, the Bank could incur significant liability beyond its primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their obligations, which could negatively impact the Bank’s financial condition and results of operations.

If the aggregate AHP contributions of all FHLBanks were to fall below $100 million, the Finance Agency would prorate the remaining sums among the FHLBanks, subject to certain conditions, as may be required to meet the minimum $100 million annual contribution.

Changes in the Bank’s credit ratings may adversely affect the Bank’s ability to issue consolidated obligations on acceptable terms, and such changes may be outside the Bank’s control due to changes in the U.S. sovereign ratings.

As of December 31, 2023, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. On November 14, 2023, Moody’s affirmed the Aaa ratings of FHLBanks and changed the outlook on these ratings to negative from stable, reflecting the change in outlook of the sovereign credit of the U.S., the S&P rating remains with a stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades or changes in outlook to the U.S. sovereign credit rating would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States. A potential failure by the U.S. to address its statutory debt ceiling in a timely manner and continued uncertainty relating to the debt limit, increase the possibility of potential credit-rating downgrades to the U.S. sovereign credit.

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

Operational Risk

The financial models and the underlying assumptions used to value financial instruments and manage risk may materially differ from actual results.

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

The Bank employs various strategies to attempt to manage the risks associated with the use of models. If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions which could result in a materially adverse financial impact for the Bank.

The Bank relies heavily upon information systems and other technology. Any disruption, failure, cybersecurity incident or threat of the Bank’s information systems or other technology or those of critical vendors and third parties, such as the Federal Reserve Banks, could adversely impact the Bank’s business, reputation, financial condition, or results of operations.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of those systems and technology. The Bank’s information systems rely on certain critical vendors to provide technology solutions. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cybersecurity threats or incidents (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events) or other breaches of technology security, that may derive from human error or malfeasance on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives, or accidental technological failure. At times, there may be an increased risk of cyberattacks as a result of geopolitical conflicts. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, result in fraudulent wire transfers, or otherwise interrupt the Bank’s ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities, and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption, or cybersecurity threats or incidents.

Like many financial institutions, the Bank has seen an increase in cybersecurity risk. For the Bank, cybersecurity threats have predominantly occurred through phishing, social engineering scams, and ransomware. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank devotes substantial resources and deploys preventive measures to secure the Bank’s systems, including firewalls, email security, and anti-virus solutions. These measures, or the Bank’s system redundancies and other business continuity measures, may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure or interruption in the Bank’s business continuity, disaster recovery or certain information systems, or a cybersecurity event, could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. While the Bank maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance may be insufficient to cover all losses or types of claims that may arise. As cybersecurity threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense, to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

Additionally, the Bank relies on the Office of Finance to facilitate the issuance and servicing of its consolidated obligations. A failure or interruption of the Office of Finance's operating systems as a result of cybersecurity incidents or threats could disrupt the Bank’s access to funds, and could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. Refer to Item 1C. Cybersecurity for further discussion of the Bank’s cybersecurity risk management and strategy and governance.

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

Portions of the Bank’s region or collateral locations also are subject to risks from hurricanes, tornadoes, floods, wildfires and other natural disasters. The Bank’s region includes areas designated as Special Flood Hazard Areas (SFHAs) which are deemed particularly vulnerable. Climate change contributes to the increasing unpredictability of major natural disasters, which could negatively affect the Bank’s ability to predict losses from such events.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Bank has implemented processes for assessing, identifying, and managing risks from cybersecurity threats or incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition. Please refer to Item 1A. Risk Factors for a description of cybersecurity incident and threat risk.

The Bank’s cybersecurity risk management framework for assessing, identifying, and managing risks from cybersecurity threats is designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data and include specific controls for the monitoring, mitigation, and reporting on cybersecurity risk management. Those processes include information security policies, incident response and business continuity plans focusing on the Bank’s appropriate response to threats and incidents and operations and business continuance.

The Bank’s board annually reviews and approves the Bank’s risk management policies. The Bank develops mitigation plans, monitors tactical implementation, and engages in detailed gap analysis, risk assessments and monitors remediation plans to close any outstanding gaps, all of which are overseen by the Bank’s Security Governance Committee, and reported to the board. Cybersecurity risk management is integrated with the Bank’s overall risk management framework overseen by the Bank’s board. Bank policies establish administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with Finance Agency regulations and applicable laws. The Bank’s cyber incident response plan determines how cybersecurity threats and incidents are identified, classified, escalated, and reported to senior management and the board. The cyber incident response plan also stipulates management’s materiality assessment of the threat or incident for the purposes of public disclosure. The Bank’s cyber incident response plan includes third party cybersecurity incidents and threats.

The business continuity management program is designed to oversee and implement resilience, continuity, and response capabilities to safeguard employees, products and services, minimize financial losses, and minimize the impact to service to members during a disruption event, which includes the unavailability of information technology assets due to cybersecurity threats or incidents and other unintentional events like fire, power loss, and other technical incidents such as hardware failures. The business continuity management program provides planning for the restoration of facilities, communications, information technology systems, personnel, and other components necessary for the continuity of critical Bank processes. The business continuity management policy is overseen by the board.

The Bank retains external consultants to assist in the development and monitoring processes for assessing, identifying, and managing cybersecurity incident and threat risk. The Bank engages third-party services to conduct evaluations of security controls, whether through penetration testing, independent audits or consulting on practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. The Bank also requires subcontractors to report on cybersecurity incidents so the Bank can assess their impact. As part of the Bank’s vendor management process, the Bank undertakes due diligence of third-party systems with whom the Bank will interact with, including risk profiling and classification, in addition to requiring data protection covenants in its vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of all service providers in accordance with a risk profile classification. The Bank reviews vendor performance, relevant technologies utilized by vendors and promotes escalation of any unsatisfactory reviews, as part of Bank’s continuous assessment of its vendors.

During the period covered by this report, risks from cybersecurity incidents or threats did not have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced minor cybersecurity incidents and threats in the past, none of which have had a material effect on the Bank’s financial condition or results of operations. Cybersecurity incidents may occur in the future and any such cybersecurity incident could result in significant adverse impact to the Bank, the Bank’s members, and their customers. The Bank is prepared to assess materiality of any such cybersecurity incident from several perspectives including, but not limited to, the Bank’s ability to continue to service the Bank’s members and protect the privacy of their data entrusted to us, lost revenue, disruption of business operations, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

The Bank’s board of directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. The board’s Enterprise Risk and Operations Committee oversees the Bank’s information security program through setting of policies and the Bank’s risk management framework and has oversight of the cybersecurity risk management efforts which include risks from cybersecurity threats and has assigned specific controls for the mitigation, monitoring and reporting associated with those risks. The board also oversees management’s approach to staffing, and processes and practices to gauge and address cybersecurity and information security risk. The board receives reports on management of cybersecurity risk and implementation of cybersecurity risk management as well presentations and reports on cybersecurity effectiveness assessments and monitoring updates, along with management’s recommendations regarding Bank’s information security policies.

The Bank’s Security Governance Committee is led by the chief information security officer and has a cross-functional membership comprised of representatives from the Bank’s operational risk, information security, information technology, legal, operations, and other departments that provide both specific, technical and multidisciplinary expertise to the committee. The committee has integrated oversight of the information security program, the physical security program, and is responsible for reviewing security policies and procedures, security exceptions and violations, the processes and standards to implement the policies and procedures defined in the cybersecurity risk management program, the Bank’s cyber incident response plan, the security awareness program and implementation reports, and for providing guidance and monitor progress on major information security projects, and regulatory changes and requirements.

The Bank has a dedicated Information Security Department comprised of specialized professionals responsible for the day-to-day, hands-on management of cybersecurity risk and that handle the processes and procedures to mitigate and implement protective, proactive and reactive measures to protect the Bank against those risks, responsible for developing, documenting, and approving the Bank’s technical information security control standards, guidelines, and procedures designed to preserve the confidentiality, integrity, and availability of the Bank’s information technology assets and data under the Bank’s control.

The combined expertise of the Bank’s chief information officer and the chief information security officer in cybersecurity include graduation in Computer Science, Certification in Risk and Information Systems Control (CRISC), Certification in Information Systems Security Professional (CISSP), and Certification in Information Systems Auditor (CISA), along with decades of experience in computer science, information and records security, business continuity, technology governance and compliance, technology risk services, cyber risk assessments, security operations monitoring and response, incident response, security strategy and architecture, awareness training, threat intelligence, identity and access management, vulnerability and penetration testing, maturity assessment, impact analysis, disaster events, recovery response, business resiliency, third party systems due diligence, deep knowledge of software systems and platforms, implementation methodologies, and various technology systems servicing internal and external customers.

The Security Governance Committee meets regularly and receives prompt and periodic information, as needed or applicable pursuant to Bank policies and plans, from the Information Security Department which in turn provides periodic, regular and prompt reporting to senior management. Reports include topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, project development and implementation, any cybersecurity incidents or threats occurred, as well risk assessment, management and monitoring updates, as applicable and as needed.

Bank policies and processes are designed such that the board would receive prompt and periodic information from management or the Security Governance Committee on any cybersecurity or information security incident or threat that may pose significant risk to the Bank and would continue to receive regular reports on any incident or threat until its conclusion. The Bank’s Enterprise Risk and Operations Committee also receives regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to potential gaps, internal and external incidents and critical threats. At least quarterly, or more often, as necessary, the Enterprise Risk and Operations Committee discusses cybersecurity and information security risks with the Bank’s chief information officer and chief information security officer.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 220,017 square feet of this space and leases the remaining space to tenants. The Bank leases 2,993 square feet of office space located in Washington, D.C., which is shared with two other FHLBanks. The Bank also leases off-site backup facilities for the Bank’s disaster recovery office space. The Bank’s management believes these facilities are well maintained and are adequate for the Bank’s operations.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five-year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 29, 2024, the Bank had 797 member and non-member shareholders and 59 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2023, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to activity-based stock requirements related to new advances or standby letters of credit, as applicable.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $11.6 billion, $11.4 billion, and $19.9 billion in standby letters of credit in 2023, 2022, and 2021, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2023 and 2022, and results of operations for the years ended December 31, 2023 and 2022. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2022 and 2021, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2022 Annual Report on Form 10-K, as filed with the SEC on March 10, 2023.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2023 included in Item 8. Financial Statements and Supplementary Data of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A. Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Business Overview

The Bank’s business model is focused on enhancing the total value of the cooperative for its members by serving as their trusted advisor. The Bank is focused on providing value to members by delivering solutions that meet their needs and the communities they serve and enhancing the availability of residential mortgage and community investment credit. The Bank focuses these efforts on offering readily available, competitively priced advances, a potential return on investment, support for community investment activities, and other credit and noncredit products and services. As part of the Bank’s cooperative structure, the Bank has chosen to operate with narrow margins, passing on its low funding costs to members, which causes the Bank’s profitability to be sensitive to changes in market conditions.

The state of the economy and the Bank’s regulatory environment are significant components in determining the Bank’s overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank’s operations. External factors such as liquidity levels at member institutions, fiscal and monetary policies, performance of global economies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

Interest rates are also a significant factor on the Bank’s business outlook. Changes in interest rates can impact the Bank’s interest rate risk management, profitability, and return on equity (ROE). It can also impact member advance demand, as rate uncertainty can impact deposit levels at the Bank’s members.

Merger activity involving the Bank’s members can impact the Bank’s business outlook. As the financial industry continues to experience consolidation, the Bank’s membership base may decrease, and the Bank’s advance balance and other business could increase or decrease significantly depending upon the size of the financial institutions involved in the merger. While the Bank’s balance sheet is designed to expand and contract based upon advance demand, the Bank’s business could be affected by this merger activity, including as a result of a single event, such as the loss of a member’s business due to acquisition by a non-member.

Financial Condition
The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions). These items are discussed in more detail below.

	As of December 31,		Change
	2023	2022	Amount	Percent
Total assets	$152,370	$151,622	$748	0.49
Total liabilities	144,254	143,976	278	0.19
Total capital	8,116	7,646	470	6.14
•Total assets increased primarily due to a $13.3 billion, or 32.5 percent, increase in total investments, partially offset by a $13.0 billion, or 11.9 percent, decrease in advances. The increase in total investments includes a $6.2 billion increase in held-to-maturity mortgage-backed securities and $7.5 billion in liquidity investments. The decrease in advances was primarily due to member demand moderating during the latter part of 2023.
•Total liabilities increased primarily due to a $421 million, or 87.6 percent, increase in accrued interest payable, partially offset by a $253 million, or 13.9 percent, decrease in deposits.
•The increase in capital was primarily due to the increase in capital stock and retained earnings. The increase in capital stock was primarily due to increases in the membership stock requirement and in the advances activity-based stock requirement which became effective August 25, 2023. Retained earnings increased to $2.5 billion as of December 31, 2023, compared to $2.3 billion as of December 31, 2022.
Results of Operations
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Amount	Percent	Amount	Percent
Net interest income	$889	$327	$281	$562	172.41	$46	16.17
Reversal of provision for credit losses	—	—	(1)	—	—	1	65.16
Noninterest income	5	16	15	(11)	(68.84)	1	10.51
Noninterest expense	173	138	149	35	25.61	(11)	(6.86)
Affordable Housing Program assessment	72	21	15	51	251.68	6	38.55
Net income	$649	$184	$133	$465	251.80	$51	38.54

•Increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, as well as an increase in average advance balances. The positive impact to net interest income and net income related to the higher average advance balances was offset by a corresponding increase in average consolidated obligation balances.

•Average advance balances were $125.4 billion for the year ended December 31, 2023, compared to $75.8 billion for 2022.

•Average consolidated obligation balances were $166.3 billion for the year ended December 31, 2023, compared to $106.5 billion for 2022.

The following table presents the Bank’s significant income ratios for the years presented. These items are discussed in more detail below.

	For the Years Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
ROE	7.43%	3.18%	2.79%	4.25	0.39
Average daily SOFR	5.01	1.64	0.04	3.37	1.60
ROE spread to average daily SOFR	2.42	1.54	2.75	0.88	(1.21)
Net yield on interest-earning assets	0.50	0.28	0.34	0.22	(0.06)

•The increase in ROE for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the increase in net income.

•The ROE spread to average daily SOFR for the years ended December 31, 2023 and 2022, was impacted by the explanation provided above related to the change in ROE, offset by an increase in average daily SOFR.

•The increase in the Bank’s net yield on interest-earnings assets for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to increases in interest rates that impacted the income from interest-earning assets more than the expense from interest-bearing liabilities.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2023		2022		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$96,608	63.40	$109,595	72.28	$(12,987)	(11.85)
Investment securities	31,164	20.45	25,339	16.71	5,825	22.99
Other investments	23,043	15.12	15,563	10.27	7,480	48.06
Mortgage loans, net	103	0.07	120	0.08	(17)	(14.18)
Other assets	1,452	0.96	1,005	0.66	447	44.74
Total assets	$152,370	100.00	$151,622	100.00	$748	0.49
Consolidated obligations, net:
Discount notes	$25,972	18.00	$39,781	27.63	$(13,809)	(34.71)
Bonds	115,600	80.14	101,729	70.66	13,871	13.64
Deposits	1,568	1.09	1,821	1.26	(253)	(13.87)
Other liabilities	1,114	0.77	645	0.45	469	72.82
Total liabilities	$144,254	100.00	$143,976	100.00	$278	0.19
Capital stock	$5,597	68.96	$5,397	70.58	$200	3.70
Retained earnings	2,524	31.10	2,283	29.86	241	10.55
Accumulated other comprehensive loss	(5)	(0.06)	(34)	(0.44)	29	85.79
Total capital	$8,116	100.00	$7,646	100.00	$470	6.14

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2023		2022
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$70,501	5.53	$78,134	4.35
Due after one year through two years	6,038	4.24	12,981	4.25
Due after two years through three years	5,375	4.36	7,982	3.79
Due after three years through four years	3,075	4.08	4,033	3.86
Due after four years through five years	7,544	3.92	2,427	3.31
Due after five years through 15 years	4,411	3.88	4,750	3.07
Thereafter	4	2.73	2	2.47
Total par value	96,948	5.14	110,309	4.20
Deferred prepayment fees	10		3
Discounts	(1)		(2)
Fair value hedging adjustments	(349)		(715)
Total	$96,608		$109,595

Total advances decreased by 11.9 percent as of December 31, 2023, compared to December 31, 2022 primarily due to lower member demand towards the end of 2023. A significant percentage of advances originated during 2023 and 2022 were short-term advances.
As of December 31, 2023 and 2022, 40.5 percent and 45.5 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2023 and 2022, 64.9 percent and 34.5 percent, respectively, of the Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 91.3 percent and 6.24 percent, respectively of the Bank’s variable-rate advances as of December 31, 2023. The Bank also offers variable-rate advances that may be tied to indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 72.7 percent of the Bank’s total advances outstanding as of December 31, 2023. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2023 is contained in Item 1. Business—Credit Products—Advances. The Bank monitors concentration risk and believes it holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,
	2023						2022	Change
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years		Total		Amount	Percent
Investment securities:
Available-for-sale securities:
U.S. Treasury obligations	$—	$2,203	$—	$—		$2,203	$2,713	$(510)	(18.79)
Mortgage-backed securities:
Government-sponsored enterprises commercial	—	59	188	—		247	—	247	100.00
Total available-for-sale securities	—	2,262	188		—	2,450	2,713	(263)	(9.68)
Held-to-maturity securities:
State or local housing agency debt obligations	—	1	—	—		1	1	—	—
Government-sponsored enterprises debt obligations	680	735	60	—		1,475	1,550	(75)	(4.84)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1	1	2,713		2,715	257	2,458	954.86
Government-sponsored enterprises residential	—	15	128	8,168		8,311	5,504	2,807	51.01
Government-sponsored enterprises commercial	139	3,519	12,133	421		16,212	15,314	898	5.86
Total mortgage-backed securities	139	3,535	12,262	11,302		27,238	21,075	6,163	29.24
Total held-to-maturity securities	819	4,271	12,322	11,302		28,714	22,626	6,088	26.90
Total investment securities	819	6,533	12,510	11,302		31,164	25,339	5,825	22.99
Interest-bearing deposits	1,833	—	—	—		1,833	1,277	556	43.52
Securities purchased under agreements to resell	12,500	—	—	—		12,500	6,250	6,250	100.00
Federal funds sold (1)	8,710	—	—	—		8,710	8,036	674	8.39
Total other investments	23,043	—	—	—		23,043	15,563	7,480	48.06
Total investments	$23,862	$6,533	$12,510	$11,302		$54,207	$40,902	$13,305	32.53
Weighted-average yields on (2):
Available-for-sale securities	0.00%	4.77%	5.00%	0.00%
Held-to-maturity securities	1.59%	5.00%	5.74%	5.46%
_________
(1)Federal funds sold includes $190 million with BankUnited, National Association, one of the Bank’s 10 largest borrowers as of December 31, 2022.
(2) The weighted-average yields on available-for-sale securities and held-to-maturity securities are calculated as the sum of each debt security using the period- end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable available-for-sale securities and held-to-maturity securities portfolio.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of December 31, 2023, these investments were 338 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in the amount of regulatory capital that resulted from a decrease in advances as of December 31, 2023. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank will be precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent. The Bank was in compliance with this regulatory requirement as of December 31, 2022, as these investments amounted to 274 percent of the Bank’s regulatory capital. The increase in MBS as of December 31, 2023, compared to December 31, 2022, was due to the purchase of MBS during 2023.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of December 31, 2023, compared to December 31, 2022, primarily relates to an increase in securities purchased under agreements to resell as the Bank retained additional liquidity at year-end 2023.

Mortgage Loans Held for Portfolio
The Bank purchased fixed-rate residential mortgage loans directly from PFIs and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2022 to December 31, 2023 was primarily due to the maturity and prepayments of these assets during the year.
The following table presents the Bank’s mortgage loans outstanding by redemption terms (dollars in millions).

	As of December 31,
	2023	2022
Due in one year or less	$8	$8
Due in one year through five years	36	40
Due after five years through 15 years	52	64
Thereafter	7	8
Total unpaid principal balance	103	120
Other adjustment, net (1)	—	—
Total mortgage loans held for portfolio	103	120
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$103	$120
____________
(1) Consists of premiums, discounts, and hedging adjustments.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2023 and 2022. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2023	2022
	Percent of Total	Percent of Total
Florida	22.24	22.52
South Carolina	21.12	22.18
Virginia	11.55	11.28
Georgia	10.92	11.01
North Carolina	7.83	7.85
All other	26.34	25.16
Total	100.00	100.00

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

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2022 to December 31, 2023 was primarily a result of increased liquidity needs during the year. Consolidated obligation issuances financed 92.9 percent of the $152.4 billion in total assets as of December 31, 2023, a slight decrease from the financing ratio of 93.3 percent as of December 31, 2022.

The Bank often simultaneously entered into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2023 and 2022, 92.4 percent and 91.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, 26.6 percent and 28.7 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 10—Capital to the Bank’s 2023 audited financial statements.
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
The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary reclassifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 13, 2023, the Bank received notification from the Finance Agency that, based on September 30, 2023 data, the Bank meets the definition of “adequately capitalized.”
Each FHLBank is required to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of December 31, 2023, the Bank was in compliance with this ratio.

On July 27, 2023, the Bank’s board of directors approved an increase to the B1 membership stock requirement and dollar cap, and the B2 advances activity-based stock requirement. The B1 membership stock requirement was increased from 0.05 percent to 0.07 percent of a member’s total assets and the dollar cap was increased from $15 million to $18 million. The B2 advances activity-based stock requirement was increased from 4.25 percent to 4.75 percent of the member’s outstanding par value of advances. These capital stock requirement changes were effective August 25, 2023 and resulted in an increase of $805 million in total capital stock. There were no changes to the B3 standby letters of credit activity-based stock requirement.

The Capital Agreement provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations (excluding fair-value adjustments) for the calendar quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Under the Bank’s financial management policy, the Bank’s targets were to maintain (1) a capital-to-assets ratio of 4.50 percent to 6.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and reasonable quarterly dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark after providing for retained earnings as discussed above. Beginning in 2021, the Bank began using SOFR as the index for its dividend spreads. The Bank’s ability to maintain dividends depends on the Bank’s actual performance, its ability to maintain adequate retained earnings, other factors described in Item 1A. Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2023, 2022, and 2021, is contained in Note 10—Capital to the Bank’s 2023 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2023 and 2022.

Net Income
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Amount	Percent	Amount	Percent
Net interest income	$889	$327	$281	$562	172.41	$46	16.17
Reversal of provision for credit losses	—	—	(1)	—	—	1	65.16
Noninterest income	5	16	15	(11)	(68.84)	1	10.51
Noninterest expense	173	138	149	35	25.61	(11)	(6.86)
Affordable Housing Program assessment	72	21	15	51	251.68	6	38.55
Net income	$649	$184	$133	$465	251.80	$51	38.54

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

The following table presents key components of net interest income for the years presented (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Interest income:
Advances	$6,681	$1,748	$306
Investments	2,719	755	133
Mortgage loans	6	7	9
Loans to other FHLBanks	—	1	—
Total interest income	9,406	2,511	448

Interest expense:
Consolidated obligations	8,415	2,150	167
Interest-bearing deposits	102	34	—
Total interest expense	8,517	2,184	167
Net interest income	$889	$327	$281

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses of derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income were decreases of $852 million, $211 million, and $219 million during the years ended December 31, 2023,

2022, and 2021, respectively.

Below are the primary factors that impacted net interest income and net income for the years ended December 31, 2023 and 2022:

•Increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, as well as an increase in average advance balances. The positive impact to net interest income and net income related to the higher average advance balances was offset by a corresponding increase in average consolidated obligation balances.

•Average advance balances were $125.4 billion for 2023, compared to $75.8 billion for 2022.

•Average consolidated obligation balances were $166.3 billion for the year ended December 31, 2023, compared to $106.5 billion for 2022.

The following tables present the change in interest income and expense due to volume or rate variance for the years ended December 31, 2023, 2022, and 2021 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in Noninterest income (loss) as “Net (losses) gains on derivatives.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The Bank’s interest-rate spread was 20 basis points, 16 basis points, and 34 basis points for 2023, 2022, and 2021, respectively. The increase in interest-rate spread for 2023, compared to 2022, was primarily due to increases in interest rates that impacted the income from interest-earning assets more than the expense from interest-bearing liabilities. The overall changes in net interest income during 2023, compared to 2022, was primarily rate related.

	For the Years Ended December 31,						Change due to
	2023			2022
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes(6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$4,274	$222	5.18	$2,869	$62	2.17	$42	$118	$160
Securities purchased under agreements to resell	6,910	347	5.03	6,940	143	2.06	(1)	205	204
Federal funds sold	14,035	717	5.11	10,124	173	1.71	88	456	544
Investment securities (2)	28,249	1,433	5.07	19,752	377	1.91	218	838	1,056
Advances (3)	125,385	6,681	5.33	75,780	1,748	2.31	1,643	3,290	4,933
Mortgage loans (4)	111	6	5.45	132	7	5.17	(1)	—	(1)
Loans to other FHLBanks	8	—	4.64	28	1	2.67	(1)	—	(1)
Total interest-earning assets	178,972	9,406	5.26	115,625	2,511	2.17	1,988	4,907	6,895
Noninterest-earning assets	1,771			825
Total assets	$180,743			$116,450
Liabilities and Capital
Interest-bearing deposits (5)	$2,047	102	4.97	$2,111	34	1.63	(1)	69	68
Consolidated obligations, net:
Discount notes	35,727	1,798	5.03	43,530	805	1.85	(168)	1,161	993
Bonds	130,579	6,617	5.07	62,955	1,345	2.14	2,315	2,957	5,272
Other borrowings	1	—	8.81	13	—	1.08	—	—	—
Total interest-bearing liabilities	168,354	8,517	5.06	108,609	2,184	2.01	2,146	4,187	6,333
Noninterest-bearing liabilities	3,653			2,038
Total capital	8,736			5,803
Total liabilities and capital	$180,743			$116,450
Interest-rate spread			0.20			0.16
Average interest-earning assets to interest-bearing liabilities			106.31			106.46
Net yield on interest-earning assets(7)	$178,972	$889	0.50	$115,625	$327	0.28
Changes in net interest income							$(158)	$720	$562
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes available-for-sale securities at amortized cost.
(3)Interest income and average yield include net prepayment fees on advances that were not material for the years ended December 31, 2023 and 2022.
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
interest paid.

	For the Years Ended December 31,						Change due to
	2022			2021
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes(6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$2,869	$62	2.17	$1,516	$2	0.12	$3	$57	$60
Securities purchased under agreements to resell	6,940	143	2.06	3,966	2	0.07	4	137	141
Federal funds sold	10,124	173	1.71	10,299	8	0.08	—	165	165
Investment securities (2)	19,752	377	1.91	18,305	121	0.66	9	247	256
Advances (3)	75,780	1,748	2.31	47,912	306	0.64	263	1,179	1,442
Mortgage loans (4)	132	7	5.17	179	9	5.37	(2)	—	(2)
Loans to other FHLBanks	28	1	2.67	2	—	0.07	—	1	1
Total interest-earning assets	115,625	2,511	2.17	82,179	448	0.55	277	1,786	2,063
Noninterest-earning assets	825			1,113
Total assets	$116,450			$83,292
Liabilities and Capital
Interest-bearing deposits (5)	$2,111	34	1.63	$2,456	—	—	—	34	34
Consolidated obligations, net:
Discount notes	43,530	805	1.85	23,617	12	0.05	18	775	793
Bonds	62,955	1,345	2.14	51,785	155	0.30	41	1,149	1,190
Other borrowings	13	—	1.08	1	—	3.41	—	—	—
Total interest-bearing liabilities	108,609	2,184	2.01	77,859	167	0.21	59	1,958	2,017
Noninterest-bearing liabilities	2,038			654
Total capital	5,803			4,779
Total liabilities and capital	$116,450			$83,292
Interest-rate spread			0.16			0.34
Average interest-earning assets to interest-bearing liabilities			106.46			105.55
Net yield on interest-earning assets(7)	$115,625	$327	0.28	$82,179	$281	0.34
Changes in net interest income							$218	$(172)	$46
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)Interest income and average yield include net prepayment fees on advances that were not material for the year ended December 31, 2022 and $59 million for the year ended December 31, 2021.
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

Derivatives and Hedging Activity
The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations for the years presented (dollars in millions):

	For the Year Ended December 31, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of active hedging relationships	$10	$—	$(456)	$—	$—	$(446)
Net changes in fair value hedges	(9)	—	456	(2)	—	445
Net interest settlements on derivatives (1)	499	5	(1,314)	(3)	—	(813)
Other (2)	(30)	—	(5)	(3)	—	(38)
Total effect on net interest income	$470	$5	$(1,319)	$(8)	$—	$(852)
Effect on noninterest income:
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	$(4)	$—	$—	$1	$(1)	$(4)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amounts in “Other” include the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Year Ended December 31, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities	$(185)	$(12)	$—	$(197)
Net changes in fair value hedges	213	4	1	218
Net interest settlements on derivatives (1)	(17)	(187)	(32)	(236)
Other (2)	4	—	—	4
Total effect on net interest income	$15	$(195)	$(31)	$(211)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$2	$—	$2
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)Amounts in “Other” include the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

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
(2)Amounts in “Other” include the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.
(3)Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.
Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) for the years presented (dollars in millions):

				Change
	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Amount	Percent	Amount	Percent
Net losses on investment securities	$—	$—	$(1)	$—	—	$1	100.00
Net (losses) gains on derivatives	(4)	2	1	(6)	(308.43)	1	35.55
Standby letters of credit fees	10	8	11	2	25.33	(3)	(27.33)
Gain on litigation settlements, net	—	4	—	(4)	(99.34)	4	*
Other	(1)	2	4	(3)	(159.22)	(2)	(21.56)
Total noninterest income	$5	$16	$15	$(11)	(68.84)	$1	10.51
____________
* Not meaningful.

During 2022, the Bank received a $4 million net litigation settlement related to certain investments in London Interbank Offered Rate (LIBOR)-based financial instruments claim.

Noninterest Expense and AHP Assessment
The following table presents noninterest expense and AHP assessment for the years presented (dollars in millions):

	For the Years Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Noninterest expense:
Compensation and benefits	$80	$65	$80	$15	$(15)
Cost of quarters	7	4	4	3	—
Other operating expenses	44	43	34	1	9
Total operating expenses	131	112	118	19	(6)
Finance Agency and Office of Finance	21	18	17	3	1
Voluntary housing contributions	19	5	—	14	5
Other	2	3	14	(1)	(11)
Total noninterest expense	173	138	149	35	(11)
Affordable Housing Program assessment	72	21	15	51	6
Total noninterest expense and AHP assessment	$245	$159	$164	$86	$(5)

The Bank records AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.
During 2023, the Bank made an $11 million voluntary housing contribution to its AHP Homeownership Set-aside Program and an $8 million voluntary housing contribution to its Multifamily Housing Bridge Fund to assist eligible borrowers purchase or rehabilitate a home through the Bank's member financial institutions, compared to a $5 million voluntary housing contribution to its AHP Homeownership Set-aside Program during 2022.

Additional Financial Data.
The following table presents additional financial data for the last five fiscal years (dollars in millions).

	As of or for the Years Ended December 31,
	2023	2022	2021	2020	2019
Statements of Condition (as of year end)
Total assets	$152,370	$151,622	$78,746	$92,295	$149,857
Advances	96,608	109,595	45,415	52,168	97,167
Investments (1)	54,207	40,902	31,821	36,380	50,617
Mortgage loans held for portfolio, net	103	120	149	218	296
Consolidated obligations, net (2)	141,572	141,510	71,692	84,764	140,637
Total capital stock Class B putable	5,597	5,397	2,383	3,078	4,988
Retained earnings	2,524	2,283	2,228	2,198	2,153
Accumulated other comprehensive (loss) income	(5)	(34)	(16)	(16)	22
Total capital	8,116	7,646	4,595	5,260	7,163
Statements of Income (for the year ended)
Net interest income	889	327	281	333	535
Standby letters of credit fees	10	8	11	19	24
Net income	649	184	133	255	367
Performance Ratios (%)
Return on equity (3)	7.43	3.18	2.79	3.95	5.09
Return on assets (4)	0.36	0.16	0.16	0.19	0.25
Net yield on interest-earning assets	0.50	0.28	0.34	0.26	0.36
Interest-rate spread	0.20	0.16	0.34	0.22	0.25
Regulatory capital ratio (as of year end) (5)	5.33	5.07	5.86	5.72	4.77
Total average equity to average assets	4.83	4.98	5.74	4.90	4.85
Dividend payout ratio (6)	62.86	70.11	77.27	93.86	88.25

____________
(1) Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

December 31, 2023	$1,061,022
December 31, 2022	1,037,537
December 31, 2021	580,909
December 31, 2020	662,051
December 31, 2019	885,114

(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive (loss) income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of year end.
(6) Calculated as dividends declared during the year, divided by net income during the year.

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
Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance. Under the FHLBank Act, the Secretary of Treasury has the authority, at their discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2023.

Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout 2023.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout 2023.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$455	$1,487	$845
Investing activities	950	(76,664)	10,634
Financing activities	(1,404)	74,439	(13,505)
Net increase (decrease) in cash and due from banks	$1	$(738)	$(2,026)

Two primary drivers that can impact net operating cash flows are fluctuations in net income and net change in derivatives and hedging activities.

•The Bank recorded net income of $649 million and $184 million for the years ended December 31, 2023 and 2022, respectively.

•The Bank recorded a net negative change of $470 million in derivative and hedging activities for 2023 compared to a net positive change of $1.1 billion in derivative and hedging activities in 2022. The change in derivative and hedging activities was primarily driven by the change in interest rates.

•The Bank recorded a positive change of $421 million and $409 million for the years ended December 31, 2023 and 2022, respectively, related to changes in accrued interest payable. The change in accrued interest payable is primarily driven by the change in interest rates.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated a total of $470.0 billion of advances and collected $483.4 billion of advances principal for 2023 compared to $381.3 billion and $315.8 billion, respectively, for the same period in 2022.

•The Bank purchased investment securities of $10.8 billion and received proceeds from principal collected of $5.1 billion for 2023 compared to $11.2 billion and $3.4 billion, respectively, for the same period in 2022. For 2023, the Bank recorded a net change of negative $6.7 billion related to liquidity investments compared to a net change of negative $3.4 billion for the same period in 2022.

Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.
•The Bank issued $413.2 billion in consolidated obligations and paid $414.2 billion for maturing and retiring consolidated obligations for 2023, compared to $876.4 billion and $804.6 billion, respectively, for the same period in 2022.

Anticipated Cash Expenditures

The following table presents the payment due date or expiration terms of the Bank’s significant anticipated cash expenditures as of December 31, 2023 (dollars in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations(1)	$111,149	$22,320	$8,724	$1,101	$143,294
Pension and post-retirement contributions(2)	3	11	4	11	29
Total	$111,152	$22,331	$8,728	$1,112	$143,323
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2023, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2023 and 2022. As of December 31, 2023, the FHLBanks had $1,204.3 billion in aggregate par value of consolidated obligations issued and outstanding, $143.3 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank did not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2023.
Refer to Note 15—Commitments and Contingencies to the Bank’s 2023 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

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

Fair Value Measurements

The Bank carries certain assets and liabilities, including investments classified as available-for-sale and all derivatives, on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, representing an exit price.

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

Refer to Note 14—Estimated Fair Values to the Bank’s 2023 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2023 and 2022.

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

Recently Issued But Not Yet Adopted Accounting Standards
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2023 audited financial statements for a discussion of recently issued but not yet adopted accounting standards.

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

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services; collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at a 100 – Focusing on the Future”, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the Finance Agency has indicated that it plans to:

•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;

•Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve Banks’ discount window;

•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the Affordable Housing Programs (AHP), Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and

•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

The Bank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. The Bank plans to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve the Bank’s members and their communities. For a further discussion of related risks, see Item 1A. Risk Factors.

Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns on banks’ liquidity, the Federal Reserve announced the implementation of the Bank Term Funding Program (BTFP), as an additional source of liquidity. Eligible borrowers under the program include any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024,the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

Consumer Financial Protection Bureau (CFPB) Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. The Bank is assessing to which extent the obligations will be triggered for the Bank and what operational changes will be necessary for compliance. While the Bank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on its financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

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

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations. On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity, which are generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. These proposed rules would amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures; reduce the complexity of the framework; enhance the consistency of requirements across these banking organizations; and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions, under existing capital requirements, debt securities issued by a GSE such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. The Bank continues to evaluate the potential impact of the proposed rulemaking on its financial condition and results of operation. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBanks may harm liquidity for FHLBank debt securities in the market, impact general demand for FHLBank debt securities, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLBank System submitted a comment letter.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Risk Management
The Bank’s lending, investment and funding activities, and use of derivative hedge instruments expose the Bank to a number of risks. The Bank’s robust risk management framework is designed to align risk-taking activities with the Bank’s strategies and risk appetite and to appropriately balance risks and rewards. The Bank’s risk management framework consists of risk governance, risk appetite, and risk management policies.

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
The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives in 2023 that represent the foundation of the Bank’s strategic and tactical planning:

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

•Liquidity Risk - maintain sufficient liquidity and funding sources to allow the Bank to meet its operational and member liquidity needs under all reasonable economic and operational situations.

•Governance/Compliance/Legal - comply fully with all applicable laws and regulations and manage all legal risk effectively and efficiently.

•Reputation - recognize the importance of and advance positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank’s ability to achieve its mission.

•Mission/Business Model - deliver financial services and consistent access to funds in the size, cost and structure shareholders desire, helping them to manage risk and extend credit in their communities, while achieving the Bank’s affordable housing mission goals; achieve the Bank’s Diversity, Equity and Inclusion goals and meet regulatory requirements; and provide value through the consistent payment of dividends and the repurchasing of excess stock.

•Operations - deliver an employee value proposition that allows the Bank to attract, retain, engage and develop staff to meet the evolving needs of the Bank’s key stakeholders and effectively manage enterprise-wide risks. Manage the key risks associated with operational availability and resiliency of critical systems and services, the integrity and security of the Bank's information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards. Manage the key risks associated with cyber security threats.

The board and management recognize that risk and risk producing events are dynamic and ever-present. Accordingly, reporting, analyzing and mitigating risks are paramount to successful corporate governance. The board utilizes risk appetite metrics and monitoring analysis that reflect the board’s risk appetite statement and the appropriate thresholds for action and reporting.

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

Interest rates are impacted by various factors, including the economic environment and other aspects affecting the financial and banking industry.

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

The following table presents the notional amounts of derivative financial instruments (dollars in millions). The category “Fair value hedges” represents hedge strategies for which hedge accounting is achieved. The category “Non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedging relationships that formally meet the hedge accounting requirements under GAAP.

			As of December 31,
			2023	2022
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$21,270	$3,855
		Non-qualifying hedges	2	—
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	2,693	13,418
		Non-qualifying hedges	5	—
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	1,502	333
		Total	25,472	17,606
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	2,350	100
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s variable rate to a different variable rate index.	Fair value hedges	239	—
		Total	2,589	100
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	9,103	6,246
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	63,671	42,412
		Total	72,774	48,658
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	6,750	11,309
Balance Sheet
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	22	23
Total notional amount			$111,647	$81,736

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2023			2022
	Down 200 Basis Points	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	0.17	0.17	0.24	0.17	0.17	0.19
Liabilities	0.13	0.12	0.10	0.17	0.15	0.13
Equity	0.92	1.20	2.97	0.15	0.63	1.42
Effective duration gap	0.04	0.05	0.14	—	0.02	0.06
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a pricing approach that is more fully described in Note

14—Estimated Fair Values to the Bank’s 2023 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions).

	As of December 31,
	2023			2022
	Down 200 Basis Points	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$153,624	$153,132	$152,509	$151,146	$150,644	$150,096
Liabilities	145,932	145,574	145,253	143,687	143,230	142,837
Equity	7,692	7,558	7,256	7,459	7,414	7,259
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

	As of December 31,
	2023		2022
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	323	$84,969	300	$101,663
102	51	11,577	48	8,370
103	14	318	7	43
104	3	84	4	233
Total	391	$96,948	359	$110,309

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of December 31, 2023, and their total outstanding advance and standby letters of credit balance was $13.5 billion and $810 million, respectively, as of December 31, 2023.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2023 and December 31, 2022. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2023	$96,948	$392,828	60.22	17.89	21.89
As of December 31, 2022	110,309	331,253	63.13	14.13	22.74
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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law. Most members provide the Bank with a blanket lien covering substantially all of the member’s real estate-related assets and their consent for the Bank to file a financing statement evidencing the blanket lien. The Bank requires delivery of cash and securities pledged to the Bank as collateral. Delivery of loan collateral is also required when pledged by insurance company, CDFI, or housing associate members. For most commercial bank and credit union members, delivery of loan collateral is not required. The Bank periodically works with commercial bank and credit union members to release collateral from the Bank’s lien to permit such members to pledge those assets to support borrowings, or potential borrowings, from the Federal Reserve Banks’ discount window.
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2023 and 2022.

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
The Bank only enters into investments with U.S. counterparties or U.S. branch offices of foreign banks that have been approved by the Bank through its internal approval process, but the Bank may still have exposure to foreign entities if a counterparty’s parent entity is located in another country. The following tables present the Bank’s gross exposure, by instrument type, according to the location of the parent company of the counterparty (dollars in millions).

	As of December 31, 2023
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	3,085	—	—	3,085
Finland	800	—	—	800
France	500	—	—	500
Germany	750	—	—	750
United Kingdom	500	—	—	500
United States of America	2,175	1,833	8	4,016
Total	$8,710	$1,833	$8	$10,551

	As of December 31, 2022
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,295	$—	$—	$1,295
Canada	2,405	—	—	2,405
Finland	796	—	—	796
France	975	—	—	975
Germany	700	—	—	700
Netherlands	300	—	—	300
United States of America	1,565	1,277	16	2,858
Total	$8,036	$1,277	$16	$9,329
____________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $10.5 billion as of December 31, 2023 from $9.3 billion as of December 31, 2021. As of December 31, 2023, Northern Trust Company (United States) and Royal Bank of Canada (Canada) each presented greater than 10.0 percent and collectively represented 33.7 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties. As of December 31, 2023, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The following table presents information on the credit ratings of the Bank’s investments held as of December 31, 2023 (dollars in millions), based on their credit ratings as of December 31, 2023. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2023
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
Government-sponsored enterprises debt obligations	$—	$1,475	$—	$—	$1,475
U.S. Treasury obligations	—	2,203	—	—	2,203
State or local housing agency debt obligations	—	1	—	—	1
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,715	—	—	2,715
Government-sponsored enterprises residential	—	8,311	—	—	8,311
Government-sponsored enterprises commercial	495	15,964	—	—	16,459
Total mortgage-backed securities	495	26,990	—	—	27,485
Total investment securities	495	30,669	—	—	31,164
Other investments:
Interest-bearing deposits	—	3	1,830	—	1,833
Securities purchased under agreements to resell	—	12,000	500	—	12,500
Federal funds sold	—	800	7,305	605	8,710
Total other investments	—	12,803	9,635	605	23,043
Total carrying value	$495	$43,472	$9,635	$605	$54,207

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. Thus, the Bank considers the risk of nonpayment to be zero. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale securities as of December 31, 2023.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2023 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee such that the Bank considers the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2023.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2023.

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

The following tables present information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (dollars in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of December 31, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$255	$3	$(3)	$—
Cleared derivatives	35,269	5	508	513
Liability positions with credit exposure:
Single-A	39,344	(658)	662	4
Triple-B	13,517	(359)	365	6
Cleared derivatives	54	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	88,439	(1,009)	1,532	523
Member institutions (1)	11	—	—	—
Total	$88,450	$(1,009)	$1,532	$523

	As of December 31, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Triple-B	$10	$—	$—	$—
Cleared derivatives	30,749	16	260	276
Liability positions with credit exposure:
Single-A	9,465	(592)	594	2
Cleared derivatives	591	—	1	1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	40,815	(576)	855	279
Member institutions (1)	11	—	—	—
Total	$40,826	$(576)	$855	$279
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

The following table presents the Bank’s credit ratios for mortgage loans held for portfolio, along with each component of the ratio’s calculation (dollars in millions)

	As of December 31,
	2023	2022
Average mortgage loans held for portfolio outstanding during the year (1)	$111	$132
Mortgage loans held for portfolio (1)	$103	$120
Nonaccrual loans (1)	$2	$4
Allowance for credit losses on mortgage loans held for portfolio	$—	$—
Net charge-offs	$—	$—

Ratios (%)
Net charge-offs to average mortgage loans held for portfolio outstanding during the year	0.07	—
Allowance for credit losses to mortgage loans held for portfolio	0.02	0.02
Nonaccrual loans to mortgage loans held for portfolio	1.98	3.66
Allowance for credit losses to nonaccrual loans	0.97	0.45
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

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2023 and continuing into 2024, the Bank faces business risk, which may include changes in:

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

Transition of LIBOR to an Alternative Reference Rate

Pursuant to the March 5, 2021 United Kingdom's Financial Conduct Authority announcement, 1-week and 2-month U.S. dollar LIBOR ceased being provided by its administrator on December 31, 2021 and the remaining U.S. dollar LIBOR settings ceased being supported or published immediately after June 30, 2023. In keeping with the Bank’s regulator and the Alternative Reference Rates Committee's recommendations and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. The Bank ceased accepting newly originated LIBOR-linked collateral on January 1, 2022. As of June 30, 2023, the Bank has completed transition of all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fall back effective either immediately following June 30, 2023, or at the beginning of the instrument’s next reset period following LIBOR cessation. The Bank has also considered the risks of any

LIBOR-linked collateral remaining as of December 31, 2023. LIBOR-linked collateral continues to fall back to appropriate replacement indices at the beginning of the next reset period following LIBOR cessation.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the “FHLBank”) as of December 31, 2023 and 2022, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 13 and 14 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2023 was $112 billion, of which 96% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $523 million and $5 million, respectively. The fair values of interest-rate related derivatives and hedged items are calculated using a discounted cash flow analysis, which utilizes market-observable inputs. The significant assumptions used in the model include discount rates, market indices, and market volatility.

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
March 8, 2024

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Dollars in millions, except par value)

	As of December 31,
	2023	2022
Assets
Cash and due from banks	$142	$141
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of December 31, 2023 and 2022)	1,833	1,277
Securities purchased under agreements to resell	12,500	6,250
Federal funds sold	8,710	8,036
Investment securities:
Available-for-sale securities (amortized cost of $2,455 and $2,747 as of December 31, 2023 and 2022, respectively)	2,450	2,713
Held-to-maturity securities (fair value of $28,335 and $22,140 as of December 31, 2023 and 2022, respectively)	28,714	22,626
Total investment securities	31,164	25,339
Advances	96,608	109,595
Mortgage loans held for portfolio, net	103	120
Accrued interest receivable	673	477
Derivative assets	523	279
Other assets, net	114	108
Total assets	$152,370	$151,622
Liabilities
Interest-bearing deposits	$1,568	$1,821
Consolidated obligations, net:
Discount notes	25,972	39,781
Bonds	115,600	101,729
Total consolidated obligations, net	141,572	141,510
Accrued interest payable	902	481
Affordable Housing Program payable	108	59
Derivative liabilities	5	25
Other liabilities	99	80
Total liabilities	144,254	143,976
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9,908,193 and 7,113,946 as of December 31, 2023 and 2022, respectively	991	711
Subclass B2 issued and outstanding shares: 45,897,094 and 46,760,652 as of December 31, 2023 and 2022, respectively	4,590	4,676
Subclass B3 issued and outstanding shares: 159,192 and 93,107 as of December 31, 2023 and 2022, respectively	16	10
Total capital stock Class B putable	5,597	5,397
Retained earnings:
Restricted	781	651
Unrestricted	1,743	1,632
Total retained earnings	2,524	2,283
Accumulated other comprehensive loss	(5)	(34)
Total capital	8,116	7,646
Total liabilities and capital	$152,370	$151,622

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Interest income
Advances	$6,681	$1,748	$306
Interest-bearing deposits	222	62	2
Securities purchased under agreements to resell	347	143	2
Federal funds sold	717	173	8
Trading securities	—	—	1
Available-for-sale securities	79	26	2
Held-to-maturity securities	1,354	351	118
Mortgage loans	6	7	9
Loans to other FHLBanks	—	1	—
Total interest income	9,406	2,511	448
Interest expense
Consolidated obligations:
Discount notes	1,798	805	12
Bonds	6,617	1,345	155
Interest-bearing deposits	102	34	—
Total interest expense	8,517	2,184	167
Net interest income	889	327	281
Reversal of provision for credit losses	—	—	(1)
Net interest income after reversal of provision for credit losses	889	327	282
Noninterest income (loss)
Net losses on investment securities	—	—	(1)
Net (losses) gains on derivatives	(4)	2	1
Standby letters of credit fees	10	8	11
Gain on litigation settlements, net	—	4	—
Other	(1)	2	4
Total noninterest income	5	16	15
Noninterest expense
Compensation and benefits	80	65	80
Other operating expenses	51	47	38
Finance Agency	13	10	10
Office of Finance	8	8	7
Voluntary housing contributions	19	5	—
Other	2	3	14
Total noninterest expense	173	138	149
Income before assessment	721	205	148
Affordable Housing Program assessment	72	21	15
Net income	$649	$184	$133

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$649	$184	$133
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	29	(25)	(9)
Pension and postretirement benefits	—	7	9
Total other comprehensive income (loss)	29	(18)	—
Total comprehensive income	$678	$166	$133

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2020	31	$3,078	$588	$1,610	$2,198	$(16)	$5,260
Issuance of capital stock	13	1,325	—	—	—	—	1,325
Repurchase/redemption of capital stock	(20)	(1,993)	—	—	—	—	(1,993)
Net stock reclassified to mandatorily redeemable capital stock	—	(27)	—	—	—	—	(27)
Comprehensive income	—	—	27	106	133	—	133
Cash dividends on capital stock	—	—	—	(103)	(103)	—	(103)
Balance, December 31, 2021	24	2,383	615	1,613	2,228	(16)	4,595
Issuance of capital stock	94	9,420	—	—	—	—	9,420
Repurchase/redemption of capital stock	(64)	(6,367)	—	—	—	—	(6,367)
Net stock reclassified to mandatorily redeemable capital stock	—	(39)	—	—	—	—	(39)
Comprehensive income (loss)	—	—	36	148	184	(18)	166
Cash dividends on capital stock	—	—	—	(129)	(129)	—	(129)
Balance, December 31, 2022	54	5,397	651	1,632	2,283	(34)	7,646
Issuance of capital stock	125	12,477	—	—	—	—	12,477
Repurchase/redemption of capital stock	(123)	(12,274)	—	—	—	—	(12,274)
Net stock reclassified to mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Comprehensive income	—	—	130	519	649	29	678
Cash dividends on capital stock	—	—	—	(408)	(408)	—	(408)
Balance, December 31, 2023	56	$5,597	$781	$1,743	$2,524	$(5)	$8,116

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities
Net income	$649	$184	$133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(10)	266	4
Reversal of provision for credit losses	—	—	(1)
Net change in derivative and hedging activities	(470)	1,066	673
Net change in fair value adjustment on trading securities	—	—	1
Net change in:
Accrued interest receivable	(196)	(429)	31
Other assets	(6)	(5)	50
Affordable Housing Program payable	48	(3)	(23)
Accrued interest payable	421	409	27
Other liabilities	19	(1)	(50)
Total adjustments	(194)	1,303	712
Net cash provided by operating activities	455	1,487	845
Investing activities
Net change in:
Interest-bearing deposits	237	(2,533)	1,074
Securities purchased under agreements to resell	(6,250)	750	2,500
Federal funds sold	(674)	(1,616)	(3,150)
Trading securities:
Proceeds from sale	—	—	61
Proceeds from principal collected	—	—	1,500
Available-for-sale securities:
Proceeds from principal collected	2,650	—	—
Purchases of long-term	(2,284)	(98)	(2,647)
Held-to-maturity securities:
Proceeds from principal collected	2,429	3,431	6,038
Purchases of long-term	(8,514)	(11,150)	(556)
Advances, net	13,347	(65,463)	5,749
Mortgage loans:
Proceeds from principal collected	17	29	70
Purchases of premises, equipment, and software	(8)	(14)	(5)
Net cash provided by (used in) investing activities	950	(76,664)	10,634

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Dollars in millions)
	For the Years Ended December 31,
	2023	2022	2021
Financing activities
Net change in interest-bearing deposits	(237)	(233)	56
Net payments on derivatives containing a financing element	—	(4)	(6)
Proceeds from issuance of consolidated obligations:
Discount notes	227,126	785,489	594,148
Bonds	186,086	90,873	40,803
Payments for debt issuance costs	(8)	(6)	(2)
Payments for maturing and retiring consolidated obligations:
Discount notes	(229,776)	(771,446)	(594,018)
Discount notes transferred to other FHLBanks	(11,158)	—	—
Bonds	(172,979)	(33,118)	(53,689)
Bonds transferred to other FHLBank	(250)	—	—
Proceeds from issuance of capital stock	12,477	9,420	1,325
Payments for repurchase/redemption of capital stock	(12,274)	(6,367)	(1,993)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3)	(40)	(26)
Cash dividends paid	(408)	(129)	(103)
Net cash (used in) provided by financing activities	(1,404)	74,439	(13,505)
Net increase (decrease) in cash and due from banks	1	(738)	(2,026)
Cash and due from banks at beginning of the year	141	879	2,905
Cash and due from banks at end of the year	$142	$141	$879
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,642	$1,516	$146
Affordable Housing Program assessments, net	$34	$28	$36
Noncash investing and financing activities:
Net stock reclassified to mandatorily redeemable capital stock	$3	$39	$27
Held-to-maturity securities acquired with accrued liabilities	$—	$—	$162

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the Bank’s management to make subjective assumptions and estimates, which are based upon the information then available to the Bank and are inherently uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include those used in conjunction with fair value estimates and derivatives and hedging activities. Actual results could differ significantly from these estimates.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at amortized cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of December 31, 2023 and 2022. These investments are evaluated at least quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2023 and 2022. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of December 31, 2023 and 2022.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of December 31, 2023 and 2022. No allowance for credit losses was recorded for these assets as of December 31, 2023 and 2022. The carrying values of interest-bearing deposits and federal funds sold excludes accrued interest receivable that was not material as of December 31, 2023 and 2022.

Investments in Debt Securities. The Bank classifies investment securities as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

The Bank classifies certain investments in debt securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net (losses) gains on investment securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not have any investment securities classified as trading as of December 31, 2023 and 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive income (loss).

For available-for-sale securities in hedging relationships that qualify as fair value hedges, the Bank records the portion of the change in the fair value of the investment related to the risk being hedged in interest income on available-for-sale securities together with the related change in fair value of the derivative, and records the remainder of the change in the fair value of the investment in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities.

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

The Bank has not established an allowance for credit losses on its available-for-sale securities as of December 31, 2023 and 2022 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

The Bank’s held-to-maturity securities consist of GSE debt obligations, state or local housing agency debt obligations, and mortgage-backed securities (MBS) issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. All of these securities were rated double-A, or above, by a NRSRO as of December 31, 2023 and 2022, based on the lowest long-term credit rating for each security.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2023 and 2022, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Advances. The Bank reports advances (secured loans to members, former members, or housing associates) at amortized cost. Amortized cost is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program (AHP) and Community Investment Cash Advance program), net deferred fees or costs, and fair value hedge adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees and hedging adjustments to interest income using the contractual interest method. The Bank records interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the Statements of Condition.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2023 and 2022.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2023 and 2022. In addition, there were no modifications related to advances with borrowers experiencing financial difficulties during the year ended December 31, 2023.

Based upon the collateral held as security, the Bank’s collateral policies, credit analysis, and the repayment history on advances, the Bank did not expect any credit losses on advances as of December 31, 2023 and 2022. Accordingly, the Bank has not recorded any allowance for credit losses on advances as of December 31, 2023 and 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity date. The Bank records prepayment fees, net of basis adjustments related to hedging activities included in the carrying value of the advance as part of the advances line item in the interest income section of the Statements of Income. In cases in which there is a prepayment of an existing advance and a contemporaneous funding of a new advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the terms of the modified advance are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable advances and the modification to the terms of the advance is more than minor, the advance meets the accounting criteria for a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance using the contractual interest method. This amortization is recorded in advance interest income. If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance, and the Bank records the net fees as prepayment fees on advances, which is included in the advances line item in the interest income section of the Statements of Income.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2023 and 2022.

Modified loans that were considered a troubled debt restructurings (TDR) were evaluated individually for impairment. All other conventional residential mortgage loans are evaluated collectively for impairment. The allowance for conventional residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups. For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics. For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.

Prior to January 1, 2023, the Bank considered a TDR to have occurred when a concession that would not have been considered otherwise was granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties. The Bank granted a concession when it did not expect to collect all amounts due under the original contract as a result of the restructuring. A conventional residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower’s obligation to the Bank was also considered a TDR. The amount of TDRs was not material as of December 31, 2022.

Beginning January 1, 2023, the Bank adopted, on a prospective basis, the new accounting guidance pertaining to TDRs and vintage disclosures, which discontinues recognition and measurement guidance on TDRs for entities that have adopted the measurement of credit losses on financial instruments accounting guidance. Mortgage loan modifications occurring after the date of adoption are subject to the accounting guidance pertaining to loan modifications.

The Bank only grants mortgage loan modifications to borrowers experiencing financial difficulty. If the terms of the modified loan are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable loans and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. A modification would not result in a new loan because the modified terms are not as favorable to the lender as terms for comparable loans that would be offered to similar borrowers. The write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty were not material as of December 31, 2023.

Modified loans that were considered a TDR were individually evaluated for impairment when determining the related allowance for credit losses. Credit loss was measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

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

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO, less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition and was not material as of December 31, 2023 and 2022.

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

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net (losses) gains on derivatives” on the Statements of Income. The net result of the accounting for these derivatives does not significantly impact the Bank’s results of operations.

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

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of December 31, 2023 or 2022.

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

Note 3—Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting standards not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Improvements to Reportable Segment Disclosures (ASU 2023-07)	This standard improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and requires public entities with a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosure requirements.	January 1, 2024	The adoption of this guidance will not have an impact on the Bank's financial condition or results of operations, but may impact future financial statement disclosures.

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $9 and $8 for the years ended December 31, 2023 and 2022, respectively. There are no legal restrictions regarding the withdrawal of these funds.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 5—Investments in Debt Securities
Available-for-sale Securities

The following table presents available-for-sale securities. All investment securities classified as available-for-sale are fixed-rate securities.

	As of December 31,
	2023				2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$2,208	$—	$(5)	$2,203	$2,747	$1	$(35)	$2,713
Mortgage-backed securities:
Government-sponsored enterprises commercial	247	—	—	247	—	—	—	—
Total	$2,455	$—	$(5)	$2,450	$2,747	$1	$(35)	$2,713
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $11 and $10 as of December 31, 2023 and 2022, respectively.

The following table presents available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2023
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$2,105	$(5)
Mortgage-backed securities:
Government-sponsored enterprises commercial	247	—
Total	$2,352	$(5)

	As of December 31, 2022
	12 Months or More
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,564	$(35)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of December 31,
	2023		2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$—	$—	$2,649	$2,615
Due after one year through five years	2,208	2,203	98	98
Total non-mortgage-backed securities	2,208	2,203	2,747	2,713
Mortgage-backed securities (2)	247	247	—	—
Total	$2,455	$2,450	$2,747	$2,713
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $11 and $10 as of December 31, 2023 and 2022, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

(Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of December 31,
	2023				2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,475	4	(12)	1,467	1,550	2	(34)	1,518
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,715	9	(32)	2,692	257	2	(23)	236
Government-sponsored enterprises residential	8,311	18	(185)	8,144	5,504	1	(166)	5,339
Government-sponsored enterprises commercial	16,212	9	(190)	16,031	15,314	—	(268)	15,046
Total	$28,714	$40	$(419)	$28,335	$22,626	$5	$(491)	$22,140
 ____________
(1) Excludes accrued interest receivable of $72 and $46 as of December 31, 2023 and 2022, respectively.

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of December 31,
	2023		2022
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$680	$668	$75	$75
Due after one year through five years	736	740	1,416	1,384
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	1,476	1,468	1,551	1,519
Mortgage-backed securities (2)	27,238	26,867	21,075	20,621
Total	$28,714	$28,335	$22,626	$22,140
 ____________
(1) Excludes accrued interest receivable of $72 and $46 as of December 31, 2023 and 2022, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2023	2022
Non-mortgage-backed securities:
Fixed-rate	$551	$551
Variable-rate	925	1,000
Total non-mortgage-backed securities	1,476	1,551

Mortgage-backed securities:
Fixed-rate	3,341	1,881
Variable-rate	23,897	19,194
Total mortgage-backed securities	27,238	21,075
Total amortized cost (1)	$28,714	$22,626
 ____________
(1) Excludes accrued interest receivable of $72 and $46 as of December 31, 2023 and 2022, respectively.

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

Redemption Terms. The following table presents the Bank’s advances outstanding by redemption terms.

	As of December 31,
	2023	2022
Due in one year or less	$70,501	$78,134
Due after one year through two years	6,038	12,981
Due after two years through three years	5,375	7,982
Due after three years through four years	3,075	4,033
Due after four years through five years	7,544	2,427
Due after five years	4,415	4,752
Total par value	96,948	110,309
Deferred prepayment fees	10	3
Discounts	(1)	(2)
Fair value hedging adjustments	(349)	(715)
Total (1)	$96,608	$109,595
___________
(1) Carrying amounts exclude accrued interest receivable of $577 and $418 as of December 31, 2023 and 2022, respectively.

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $2,789 and $14,442 as of December 31, 2023 and 2022, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2023	2022
Due or callable in one year or less	$72,792	$88,759
Due or callable after one year through two years	5,968	10,521
Due or callable after two years through three years	4,053	2,962
Due or callable after three years through four years	2,621	1,163
Due or callable after four years through five years	7,124	2,277
Due or callable after five years	4,390	4,627
Total par value	$96,948	$110,309

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $2,693 and $1,266 as of December 31, 2023 and 2022, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2023	2022
Due or convertible in one year or less	$72,951	$79,317
Due or convertible after one year through two years	6,154	12,994
Due or convertible after two years through three years	5,117	8,033
Due or convertible after three years through four years	3,040	4,012
Due or convertible after four years through five years	5,584	2,110
Due or convertible after five years	4,102	3,843
Total par value	$96,948	$110,309

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2023	2022
Fixed-rate:
Due in one year or less	$17,162	$36,379
Due after one year	22,100	13,786
Total fixed-rate	39,262	50,165
Variable-rate:
Due in one year or less	53,339	41,755
Due after one year	4,347	18,389
Total variable-rate	57,686	60,144
Total par value	$96,948	$110,309

Advance Concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, savings institutions, and insurance companies, and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $70,499, or 72.7 percent of total advances, and $75,475, or 68.4 percent of total advances, as of December 31, 2023 and 2022, respectively.
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

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2023	2022
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	102	119
Total unpaid principal balance	103	120
Total mortgage loans held for portfolio (1)	103	120
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$103	$120
____________
(1) Excludes accrued interest receivable that was not material for the reported periods.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2023	2022
Conventional mortgage loans	$94	$109
Government-guaranteed or insured mortgage loans	9	11
Total unpaid principal balance	$103	$120

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of December 31, 2023	As of December 31,2022
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	2	4
Total past due mortgage loans	5	7
Current mortgage loans	89	102
Total conventional mortgage loans	$94	$109
___________
(1) Amortized cost excludes accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following tables present the other delinquency statistics for all mortgage loans.

	As of December 31, 2023
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.17%	2.43%	2.19%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$2	$—	$2

	As of December 31, 2022
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at recorded investment:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	4.01%	6.84%	4.26%
Past due 90 days or more and still accruing interest (3)	$—	$1	$1
Mortgage loans on nonaccrual status (4)	$4	$—	$4
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of December 31, 2023 and 2022, none of conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because either these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, was greater than the amortized cost of the loans.

For information related to mortgage loan modifications, see Note 2—Summary of Significant Accounting Policies.

Note 8—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,204,316 and $1,181,743 as of December 31, 2023 and 2022, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the U.S. or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $151,730 and $151,236 as of December 31, 2023 and 2022, respectively, compared to a book value of $141,572 and $141,510 in consolidated obligations as of December 31, 2023 and 2022, respectively.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2023	2022
Fixed-rate	$74,641	$46,561
Simple variable-rate	38,288	51,525
Step up/down	4,124	6,115
Total par value	$117,053	$104,201

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2023		2022
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$84,908	4.77	$62,408	4.13
Due after one year through two years	12,584	2.71	14,210	1.43
Due after two years through three years	9,736	1.66	9,986	1.96
Due after three years through four years	6,172	2.70	8,701	1.20
Due after four years through five years	2,552	3.06	6,135	2.61
Due after five years	1,101	3.07	2,761	2.37
Total par value	117,053	4.13	104,201	3.17
Premiums	12		8
Discounts	(13)		(13)
Fair value hedging adjustments	(1,452)		(2,467)
Total	$115,600		$101,729

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2023	2022
Callable	$64,936	$42,151
Noncallable	52,117	62,050
Total par value	$117,053	$104,201

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2023	2022
Due or callable in one year or less	$110,423	$98,320
Due or callable after one year through two years	2,691	2,610
Due or callable after two years through three years	1,776	1,330
Due or callable after three years through four years	451	587
Due or callable after four years through five years	1,307	133
Due or callable after five years	405	1,221
Total par value	$117,053	$104,201

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2023	$25,972	$26,241	5.25
As of December 31, 2022	$39,781	$40,005	4.00

Note 9—Affordable Housing Program and Voluntary Housing Contributions
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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2023, 2022, or 2021. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2023, 2022, or 2021. The Bank had outstanding principal in AHP-related advances of $8 and $10 as of December 31, 2023 and 2022, respectively.

The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP non-statutory contributions:

	For the Years Ended December 31,
	2023	2022	2021
Balance, beginning of year	$59	$61	$82
AHP assessment	72	21	15
Voluntary AHP non-statutory contribution	11	5	—
Subsidy usage, net	(34)	(28)	(36)
Balance, end of year	$108	$59	$61

Voluntary Housing Contributions. In addition to the required AHP assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary housing contributions. The Bank’s board of directors authorized $19 and $5 of additional voluntary housing contributions for the years ended December 31, 2023 and 2022, respectively. These additional housing contributions were reported in noninterest expense as “Voluntary housing contributions” on the Statements of Income and were allocated as follows:

	For the Years Ended December 31,
	2023	2022	2021
AHP Homeownership Set-aside Program	$11	$5	$—
Multifamily Housing Bridge Fund	8	—	—
Total voluntary housing contributions	$19	$5	$—

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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amounts paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2023 and 2022. Total regulatory capital does not include accumulated other comprehensive income (loss) but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2023		2022
	Required	Actual	Required	Actual
Risk-based capital	$1,288	$8,121	$801	$7,680
Total regulatory capital ratio	4.00%	5.33%	4.00%	5.07%
Total regulatory capital	$6,095	$8,121	$6,065	$7,680
Leverage capital ratio	5.00%	7.99%	5.00%	7.60%
Leverage capital	$7,619	$12,182	$7,581	$11,520

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Subclass B1 capital stock. The Bank’s board of directors approved an increase to the B1 membership stock requirement and dollar cap, effective August 25, 2023. The B1 membership stock requirement was increased from 0.05 percent (five basis points) to 0.07 percent (seven basis points) of a member’s total assets and the dollar cap was increased from $15 to $18. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31.

Subclass B2 capital stock. The Bank’s board of directors approved an increase to the B2 activity-based stock requirement from 4.25 percent to 4.75 percent of the member’s outstanding par value of advances, effective August 25, 2023. As of December 31, 2023, the advances activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•4.75 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004, although none of these investments were outstanding as of December 31, 2023.

The advances activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2023 and 2022.

Subclass B3 capital stock. As of December 31, 2023 and 2022, the standby letters of credit activity-based requirement was an amount equal to 0.10 percent (10 basis points) of members’ outstanding standby letters of credit.

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

The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2023 and 2022, the Bank’s excess capital stock did not exceed one percent of its total assets.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2023, 2022, and 2021.

	2023		2022		2021
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$78	6.37	$22	3.70	$30	3.72
Second quarter	99	6.50	23	3.74	27	3.69
Third quarter	127	6.97	33	4.11	23	3.67
Fourth quarter	104	7.25	51	5.30	23	3.70
Total	$408	6.79	$129	4.34	$103	3.70

Note 11—Accumulated Other Comprehensive Loss
The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$—	$(16)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(9)	—	(9)
Actuarial loss	—	(3)	(3)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	12	12
Net current period other comprehensive (loss) income	(9)	9	—
Balance, December 31, 2021	(9)	(7)	(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(25)	—	(25)
Actuarial gain	—	6	6
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(25)	7	(18)
Balance, December 31, 2022	(34)	—	(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	29	—	29
Net current period other comprehensive income	29	—	29
Balance, December 31, 2023	$(5)	$—	$(5)
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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2022. The contributions made by the Bank during 2023 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2022, and contributions made during 2022 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2021.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2023	2022	2021
Net pension cost charged to compensation and benefit expense for the year ended December 31	$1	$5	$7
Pentegra Plan funded status as of July 1(1) (2)	113.64%	119.09%	130.59%
Bank’s funded status as of July 1	137.29%	145.40%	157.71%
____________
(1) The Pentegra DB Plan’s funded status as of July 1, 2023, is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. Contributions made on or before March 15, 2024, and designated for the plan year ended June 30, 2023, will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023, will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024, is filed (this Form 5500 is due to be filed no later than April 2025).
(2) The Pentegra DB Plan’s funded status as of July 1, 2022, is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made on or before March 15, 2023, and designated for the plan year ended June 30, 2022, will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022, will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023, is filed (this Form 5500 is due to be filed no later than April 2024).

In addition to the above multiemployer pension plan, the Bank has a qualified defined contribution plan, a nonqualified define contribution plan, a nonqualified deferred compensation plan, a supplemental nonqualified defined benefit plan and a postretirement medical and life insurance plan. The financial amounts related to these plans were not material for the reported periods.
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

	As of December 31,
	2023			2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$107,578	$215	$1,603	$77,673	$44	$2,506
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	69	2	1	63	3	1
Interest-rate caps or floors	4,000	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	4,069	2	1	4,063	3	1
Total derivatives before netting and collateral adjustments	$111,647	217	1,604	$81,736	47	2,507
Netting adjustments and cash collateral (2)		306	(1,599)		232	(2,482)
Derivative assets and derivative liabilities		$523	$5		$279	$25
___________
(1)Includes variation margin for daily settled contracts of negative $503 and positive $739 as of December 31, 2023 and 2022, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $1,921 and $2,714 as of December 31, 2023 and 2022, respectively. Cash collateral received including accrued interest, was $15 as of December 31, 2023. The Bank did not receive any cash collateral, including accrued interest, as of December 31, 2022.

The following tables present the net (losses) gains on fair value hedging relationships.

	For the Year Ended December 31, 2023
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$6,681	$79	$(6,617)	$(1,798)
Changes in fair value:
Hedged items (2)	$348	$59	$(555)	$(14)
Derivatives	(357)	(59)	1,011	12
Net changes in fair value	(9)	—	456	(2)
Net interest settlements on derivatives (1) (2)	499	5	(1,314)	(3)
Amortization/accretion of active hedging relationships	10	—	(456)	—
Other	(30)	—	(5)	(3)
Total net interest income effect from fair value hedging relationships	$470	$5	$(1,319)	$(8)

	For the Year Ended December 31, 2022
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,748	$(1,345)	$(805)
Changes in fair value:
Hedged items (2)	$(1,105)	$2,226	$10
Derivatives	1,318	(2,222)	(9)
Net changes in fair value	213	4	1
Net interest settlements on derivatives (1) (2)	(17)	(187)	(32)
Amortization/accretion of active hedging relationships	(185)	(12)	—
Other	4	—	—
Total net interest income effect from fair value hedging relationships	$15	$(195)	$(31)

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

	As of December 31, 2023
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortization cost of hedged asset or liability(1)	$25,175	$2,455	$71,637	$6,862
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(339)	$59	$(1,436)	$3
Basis adjustments for discontinued hedging relationships included in amortized cost	(10)	—	(16)	—
Total amounts of fair value hedging basis adjustments	$(349)	$59	$(1,452)	$3

	As of December 31, 2022
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortization cost of hedged asset or liability(1)	$18,533	$100	$48,521	$11,475
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(711)	$—	$(2,461)	$(10)
Basis adjustments for discontinued hedging relationships included in amortized cost	(4)	—	(6)	—
Total amounts of fair value hedging basis adjustments	$(715)	$—	$(2,467)	$(10)
____________
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents net (losses) gains on derivatives recorded in noninterest income on the Statements of Income.

	For the Years Ended December 31,
	2023	2022	2021
Derivatives not designated as hedging instruments:
Interest-rate swaps	$(3)	$—	$1
Interest-rate caps or floors	(1)	—	—
Net interest settlements	—	2	—
Net (losses) gains on derivatives	$(4)	$2	$1

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

	As of December 31,
	2023		2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$200	$1,592	$21	$2,496
Cleared derivatives	17	12	26	11
Total gross recognized amount	217	1,604	47	2,507
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(190)	(1,587)	(19)	(2,471)
Cleared derivatives	496	(12)	251	(11)
Total gross amounts of netting adjustments and cash collateral:	306	(1,599)	232	(2,482)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	10	5	2	25
Cleared derivatives	513	—	277	—
Total net amounts after netting adjustments and cash collateral	523	5	279	25
Non-cash collateral received or pledged not offset- cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	10	5	2	25
Cleared derivatives	513	—	277	—
Total net unsecured amount (1)	$523	$5	$279	$25
____________
(1)Any non-cash over-collateralization at the Bank’s individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount. ________
(1)T
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

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of December 31, 2023 and 2022.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2023 and 2022. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2023 and 2022. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

	As of December 31, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$142	$142	$142	$—	$—
Interest-bearing deposits	1,833	1,833	—	1,833	—
Securities purchased under agreements to resell	12,500	12,500	—	12,500	—
Federal funds sold	8,710	8,710	—	8,710	—
Available-for-sale securities (1)	2,450	2,450	—	2,450	—
Held-to-maturity securities	28,714	28,335	—	28,335	—
Advances	96,608	96,599	—	96,599	—
Mortgage loans held for portfolio, net	103	101	—	101	—
Accrued interest receivable	673	673	—	673	—
Derivative assets (1)	523	523	—	217	306
Grantor trust assets (included in Other assets) (1)	26	26	26	—	—
Liabilities:
Interest-bearing deposits	1,568	1,568	—	1,568	—
Consolidated obligations, net:
Discount notes	25,972	25,968	—	25,968	—
Bonds	115,600	115,280	—	115,280	—
Accrued interest payable	902	902	—	902	—
Derivative liabilities (1)	5	5	—	1,604	(1,599)

(F.

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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,061,022 and $1,037,537 as of December 31, 2023 and 2022, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2023 and 2022. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2023 and 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2023			2022
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,086	$7,557	$15,643	$3,103	$5,943	$9,046
Commitments to fund additional advances	—	—	—	318	—	318
Unsettled consolidated obligation bonds, at par (2)	—	—	—	5,277	—	5,277
____________
(1)“Expire Within One Year” includes 21 standby letters of credit for a total of $30 and 22 standby letters of credit for a total of $49 as of December 31, 2023 and 2022, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $26 and $22 as of December 31, 2023 and 2022, respectively.

The Bank’s operating expenses include net rental costs that were not material for the years ended December 31, 2023, 2022 and 2021. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
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

	As of December 31, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,197	21.38	$24,701	25.48	$—	—
Bank of America, NA	850	15.19	17,504	18.05	—	0.01

	As of December 31, 2022
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,277	23.67	$29,702	26.93	$—	—

Note 17—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2023 and 2022. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2023, 2022, and 2021.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2023	2022	2021
Investing activities:
Loans to other FHLBanks	$(1,005)	$(4,300)	$(780)
Principal collected on loans to other FHLBanks	1,005	4,300	780
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$300	$4,080	$25
Payments of short-term borrowings from other FHLBanks	(300)	(4,080)	(25)
Net change in borrowings from other FHLBanks	$—	$—	$—
Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these mortgage loans was $21 and $22 as of December 31, 2023 and 2022, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Transfer Consolidated Obligations to other FHLBanks. Occasionally, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. The transfers of consolidated obligations between FHLBanks are at market terms and help facilitate the balance sheet management by the individual FHLBanks. The following table presents the par value of consolidated obligations transferred to other FHLBanks during the year ended December 31, 2023. The aggregate gains (losses) on these debt transfers were not material. There were no such transfers during the year ended December 31, 2022.

For the Year Ended December 31, 2023
FHLBank New York	$6,080
FHLBank Chicago	4,320
FHLBank Indianapolis	960
FHLBank Cincinnati	250
Total	$11,610

Note 18— Subsequent Events

On January 25, 2024, the Bank’s board of directors approved a fourth quarter 2023 cash dividend at an annualized rate of 7.35 percent. The Bank paid the fourth quarter 2023 dividend on February 2, 2024 in the amount of $117.

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

As of December 31, 2023, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2023, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2024, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. In 2023, the Bank’s board of directors was comprised of eight member directors and six independent directors.

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

The Bank is not permitted to establish additional eligibility criteria or qualifications for member directorships. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in their personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and inform the members as part of its election notification process, however, the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2023, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2023 election notification process.

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

The Bank has determined that all directors meet the regulatory eligibility requirements for directors. Because of the laws and regulations governing member directorship elections that are described above, the Bank is not in a position to know what specific factors the Bank’s member institutions may consider in selecting member director candidates or electing member directors. For the Bank’s independent directors and the directors who hold their current directorship due to vacancy and appointment by the board, other than examining eligibility, the board considered the experience, qualifications, attributes or skills described in the biographical paragraphs provided below in determining to nominate that person as a director for the Bank. In addition, when making nominations, the board has at times considered the importance of maintaining a continuity of relevant knowledge, leadership and experience on the board and the diversity of thought, perspective, and experience the candidate would bring to the board.

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

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Eduardo J. Arriola(1)	51	2022	12/31/2026	(5)(8)(10)(11)
James M. Burke(1)	55	2023	12/31/2026	(6)(8)(9)(11)
Kimberly Casiano(2)	66	2024	12/31/2027	(5)(7)(8)(9)
Suzanne S. DeFerie(1)	67	2015	12/31/2024	(5)(12)
Susan F. Dewey(2)(3)	67	2024	12/31/2027	(5)(8)(9)(11)
R. Thornwell Dunlap, III(1)	66	2016	12/31/2027	(13)
Scott C. Harvard(1)(4)	69	2017	12/31/2024	(6)(7)(8)(10)
William L. Lusk, Jr.(1)	55	2022	12/31/2025	(5)(7)(8)(9)
Kathleen C. McKinney(2)	68	2023	12/31/2026	(5)(8)(9)(11)
Brian P. McLaughlin(2)(3)	50	2022	12/31/2025	(6)(8)(10)(11)
Edwina L. Payne(2)	60	2021	12/31/2024	(5)(7)(8)(10)
John B. Rucker(2)	72	2017	12/31/2027	(6)(8)(10)(11)
James M. Stubbs(1)	61	2022	12/31/2025	(6)(7)(8)(9)
Richard A. Whaley(1)	64	2013	12/31/2026	(6)(7)(8)(10)
____________
(1)Member Director
(2)Independent Director
(3)Public Interest Director
(4)Mr. Harvard previously served as a director from 2003-2012.
(5)Member of Audit Committee
(6)Member of Credit and Member Services Committee
(7)Member of Enterprise Risk and Operations Committee
(8)Member of Executive Committee
(9)Member of Finance Committee
(10)Member of Governance and Compensation Committee
(11)Member of Housing and Community Investment Committee
(12)Vice chair of Executive Committee and ex officio member of all other board committees
(13)Chair of Executive Committee and ex officio member of all board committees

Chair of the board, R. Thornwell Dunlap, III has served as president and chief executive officer of Countrybank since 1995 and chair of its holding company, TCB Corporation (TCB), since 2001. In his capacity as chair of TCB, Mr. Dunlap is a director of Greenwood Capital Associates, LLC, a registered investment advisory firm, owned by TCB. He is past chair of the South Carolina Banks Association (2017 to 2018) and is a past president of the Independent Banks of South Carolina (2011 to 2012). Mr. Dunlap is the past chair of Greenwood Partnership Alliance and served on the Piedmont Technical College Foundation Board of Directors. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chair of the Greenwood Rotary Club. He currently serves as chair of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Vice chair of the board, Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ: FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ: ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves a member of the board of directors for First Bancorp and was named audit committee chair in 2023. She formerly served as senior audit manager with Deloitte. Ms. DeFerie is a past member of the Community Depository Advisory Council of the Federal Reserve Bank of Richmond, past chair of the Asheville Area Chamber of Commerce and United Way of Asheville and Buncombe County, as well as past board member for the Economic Development Coalition of Asheville-Buncombe County, Mission Health System and Asheville Area Habitat for Humanity. Ms. DeFerie currently serves the Asheville, NC community on the boards of the Community Betterment Foundation, ANC Health Care and the Asheville Merchants’

Table of Content
Fund. Ms. DeFerie is a certified public accountant. She currently serves as vice chair of the Executive Committee, vice chair of the Audit Committee, and ex officio member of the other committees of the Bank’s board.

Eduardo J. (“Eddy”) Arriola has served as executive vice president and market executive of Seacoast National Bank (Seacoast Bank) since October 2022 when it acquired Apollo Bank. He was the founder, the chair of the board, and chief executive officer of Apollo Bank, a community bank in Miami focused on serving entrepreneurs, small businesses, family owned businesses, and professionals. Mr. Arriola acted as chair of the board and chief executive officer, until its acquisition by Seacoast Bank. He served two terms a board member of the Miami Branch of the Federal Reserve Bank of Atlanta from 2017 to 2022 and is a past board member of the Florida Bankers Association and BankServ. Mr. Arriola served as an investor and member of the board of directors of Total Bank from 2002 to 2007, and prior to founding Apollo Bank in 2010, he was involved in several entrepreneurial businesses in the technology and business service industries. He is the co-founder of Inktel, a 3,000 employee call center firm based in Miami, served as director of creative services for Avanti Case-Hoyt, a national graphic arts and printing firm, and served as a board member for gMed, a leading firm in the medical office automation space. Mr. Arriola has been a leader in matters involving international policy and commerce. He serves as the chair of the board of the Inter-American Foundation (IAF), an independent U.S. government agency created to support grassroots development in Latin America and the Caribbean. He was appointed to the IAF board by the president and confirmed by the U.S. Senate in 2012 and has continued in the role since then. Mr. Arriola has supported many local community programs and served on the board of several organizations. He received his bachelor of arts in history from Boston College and is a graduate of the Owner/President Management Program of Harvard Business School. He is also a nearly 20-year member of the Young President’s Organization. Mr. Arriola currently serves as vice chair of the Governance and Compensation Committee of the Bank’s board.

James M. Burke joined Shore United Bank and Shorebanc Shares, Inc. (NASDAQ: SHBI) as a member of the board, president and chief executive officer in 2023, following its merger with The Community Financial Corporation (NASDAQ:TCFC), of which he was a member of the board since 2021. In 2005 Mr. Burke joined Community Bank of the Chesapeake where he served as executive vice president, chief risk officer becoming president of the bank in 2016 and chief executive officer of the bank and holding company The Community Financial Corporation in 2022. Prior to joining Community Bank of the Chesapeake, Mr. Burke served as executive vice president and senior loan officer of Mercantile Southern Maryland Bank. Mr. Burke has over 30 years of banking experience. Mr. Burke is the former chair of the board of directors of University of Maryland Charles Regional Medical Center, chair of the board of directors for St. Mary’s Ryken High School, former trustee for Historic Sotterley and is active in other civic groups. In November 2023, Mr. Rucker was inducted into the affordable housing hall of fame by AHF Live. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point University. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation. Mr. Burke serves as vice chair of the Finance Committee of the Bank’s board.

Kimberly Casiano is currently a director of the Ford Motor Company (NYSE:F), where she was elected to the board of directors in 2003, and a director of Mutual of America Life Insurance Company, where she was elected to the board of directors in 2006. She is a former director of Mead Johnson Nutrition Company from 2010 to 2017 and Scotiabank of Puerto Rico from 2013 to 2019. Ms. Casiano has experience in financial, organizational, and risk management, having served on the audit committees of Ford Motor Company, Mutual of America Life Insurance Company, Mead Johnson Nutrition Company, and Scotiabank of Puerto Rico. Ms. Casiano’s responsibilities on the audit committee at Ford Motor Company include oversight of Ford Credit, a financial entity with over $140 billion in assets. From 2010 to the present, Ms. Casiano has been a pro bono consultant to non-profits, small companies, and C-Suite executives of major corporations on environmental, social, and governance (ESG) topics, including diversity, equality, and inclusion, board governance, and business strategies, further contributing to her knowledge of organizational management. Ms. Casiano’s role as an Executive Fellow in the Harvard Business School involves teaching in both the MBA and Executive Education programs on topics such as Women in Boards, Board Preparedness, Board Dilemmas, and Board Governance. Ms. Casiano received her MBA from Harvard Business School and her undergraduate degree from Princeton University.

Susan F. Dewey served over 24 years as chief executive officer of the Virginia Housing Development Authority (Virginia Housing) and retired on December 31, 2023. During her tenure at Virginia Housing, Ms. Dewey served on the Bank’s Affordable Housing Advisory Council, the Fannie Mae Housing Impact Advisory Committee and the National Association of Realtors Housing Opportunity Advisory Board. Ms. Dewey previously served as the State Treasurer of Virginia from 1996 to 1999, where she was responsible for all operations of the Department of Treasury and Treasury board as well as serving on numerous state authorities and boards including the Virginia Port Authority and the College Savings Authority. She served on the board of the Virginia Department of Housing and Community Development and the National Council of State Housing Agencies (past chair and member of the Board) until she retired in December 2023. She is currently serving on the Board of

Table of Content
Housing Forward Virginia (past president); the Virginia Commonwealth University Real Estate Circle of Excellence (past president and Conference Committee); the William and Mary Real Estate Foundation Board (secretary); the National Housing Conference (NHC) National Advisory Council; board of VCDC; and member of the Virginia Chamber Foundation Advisory board and Virginia Chamber Board of Directors, and co-chair of the Blueprint Executive Committee on Housing. Ms. Dewey is a certified public accountant and earned her B.B.A. and M.B.A from the College of William and Mary in Williamsburg, Virginia.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (NASDAQ: FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chair from 2007 to 2012. He also served on the Council of Federal Home Loan Banks. He is a director of Community Bankers Bank Financial Corp. and its subsidiary, Community Bankers Bank in Richmond, Virginia. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a vice president of Virginia Savings Bank from 2009 to 2011. He previously served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, serving as its chair in 2018 to 2019, and currently serves as a member of the board. He also serves as board chair of the Virginia Bankers Association Education Foundation. Mr. Harvard has served on numerous nonprofit boards over his career, including most recently the United Way of Northern Shenandoah Valley, Shenandoah Valley Westminster Canterbury and the Shenandoah Valley Westminster Canterbury Foundation, the Top of Virginia Chamber of Commerce, and Shrine Mont. Mr. Harvard currently serves as chair of the Enterprise Risk and Operations Committee of the Bank’s board.
William L. (“Chip”) Lusk, Jr. has served as chief executive officer of the IDB Global Federal Credit Union since 2016. Prior to leading IDB Global, Mr. Lusk was chief operating officer and chief financial officer for Georgia’s Own Credit Union from 2011 to 2015. From 1999 to 2011, he served as chief financial officer, executive vice president, and secretary of the board of First Security Group, Inc. (NASDQ: FSGI) and FSGBank, NA. From 1991 to 1999, he served in various roles, including vice president, controller, and director of strategic planning, for Pioneer Bancshares, Inc., an SEC registrant, and Pioneer Bank. He is currently a member of the District of Columbia Financial Literacy Council and a member of the Finastra Phoenix Client Advisory Board. Previously, Mr. Lusk served on the DC Credit Union Foundation Board, Habitat for Humanity Board, the YoungLife Committee, the Episcopal Migration Ministries and the Rotary Club. Mr. Lusk currently serves as chair of the Audit Committee of the Bank’s board.

Kathleen C. McKinney is Senior Counsel, Public Finance, of Haynsworth Sinkler Boyd, P.A. She has been an attorney with Haynsworth Sinkler Boyd since 1995 and was previously associated with the McNair Law firm from 1981 until 1995. She served as an independent director of the FHLBanks Office of Finance Board of Directors from 2010 until 2022. Ms. McKinney assists healthcare and educational institutions in mergers, acquisitions, expansions and affiliations, with a focus on addressing legal strategies for taxable and tax-exempt debt and other financing options. She has also been bond, issuers’, disclosure and underwriters’ counsel in revenue bond issues, resulting in $4 billion of capital investment in South Carolina in the past three years. She serves as bond counsel for many of South Carolina’s leading hospitals. Ms. McKinney also serves as bond counsel for colleges and universities, charter schools, foundations and continuing care retirement and life care projects. She served as president of the National Association of Bond Lawyers and is ranked in Chambers USA and has been elected to Super Lawyers in South Carolina. She has assisted in establishing best practices in corporate governance for public and nonprofit institutions. She is immediate past chair of Spartanburg Methodist College Board of Trustees and immediate past chair of Furman University Board of Trustees and an immediate past chair of the Woodlands at Furman and serves on the Endowment Committee of the Metropolitan Arts Council in Greenville. Ms. McKinney’s extensive legal and regulatory experience on financing transactions as well as her experience on board of directors of the Office of Finance for 12 years in which she was a member of the audit and governance committees supported her nomination as an independent director. Ms. McKinney currently serves as chair of the Finance Committee of the Bank’s board of directors.

Brian P. McLaughlin is principal of b3advisory, LLC, a consulting firm specializing in fintech solutions and real estate project design and capitalization. Prior to this role, he served as president of Enterprise Community Development, Inc. since 2019. Enterprise Community Development is headquartered in Baltimore, MD, which is among the 10 largest nonprofit providers of affordable housing in the United States. In 2014 Mr. McLaughlin co-founded Lantian Development, Inc, a Maryland real estate investment and development firm, where he served as founding CEO and later as chief investment officer until his departure in 2019. Across his 26-year career, Mr. McLaughlin served in various technical and leadership roles in mission driven organizations seeking to expand housing and economic opportunity, including eight years in various roles at Fannie Mae (from 2000 to 2003 and again later from 2006 to 2011). From 2003 to 2006, Mr. McLaughlin was Assistant Secretary of the Maryland Department of Housing and Community Development, where he led its division responsible for neighborhood revitalization programs and investment. He has served on the boards of Neighborhood Housing Services of Baltimore, the Fund for Educational Excellence, the Community Preservation and Development Corporation, and currently serves on the board of

Table of Content
Northern Virginia Affordable Housing Alliance since 2022 and the Baltimore Branch Board of the Federal Reserve Bank of Richmond since 2022. Mr. McLaughlin’s expertise in the area of affordable housing, his breadth of experience and deep understanding of the inequities in the housing market, his regulatory and credit experience, as well as his experience with government sponsored enterprises, supported his nomination as an independent and public interest director. Mr. McLaughlin currently serves as chair of the Housing and Community Investment Committee of the Bank’s board.

Edwina L. Payne is a retired Chief Information Officer. She most recently served as Executive Vice President and Chief Information Officer for Varsity Brands retiring in 2021. She served as Senior Vice President, Technology Strategy & Enterprise Portfolio, McKesson Corporation, from 2019 to 2020, in which she was responsible for the McKesson technology strategy, enterprise portfolio management, enterprise architecture, asset management and organization effectiveness functions for McKesson IT globally. Ms. Payne has served in numerous executive information technology leadership positions, including service as Chief Information Officer of Avanos Medical from 2017 to 2019 and Chief Information Officer for Zimmer Biomet and Zimmer Inc. from 2010 to 2016. Her experience includes broad global supply chain and life sciences environments, including global IT and supply chain leadership positions at Johnson and Johnson from 2003 to 2010 and Kellogg Company from 1986 to 1998, where her roles included assignments in Brazil and Mexico. Ms. Payne also serves on the board of directors for the Task Force for Global Health. She currently serves on the Industrial Advisory Board for Purdue University, School of Computer Technology and the Dean’s Council for Purdue University, Purdue Politechnic. In addition, she currently serves on the Marian University Technology Advisory Board, and the Inspiredu Board in Atlanta. Ms. Payne was a Georgia CIO of the Year Finalist in 2018 and 2021. Ms. Payne’s experience in audit, risk management, and information technology supported her nomination as an independent director. Ms. Payne currently serves as vice chair of the Enterprise Risk and Operations Committee of the Bank’s board.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chair from 2014 to 2015 and as its chair in 2016. Mr. Rucker also serves on the board of CAHEC since 2022, an affordable housing tax-credit syndicator. Mr. Rucker’s experience in derivatives/hedging, affordable housing, large commercial banks, and information technology supported his nomination as an independent director. Mr. Rucker currently serves as the chair of the Governance and Compensation Committee and vice chair of the Housing and Community Investment Committee of the Bank’s board.

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

Table of Content
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

Finance Agency Regulations Regarding Independence for Audit Committee composition

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 8, 2024, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 8, 2024, directors Casiano, Dewey, McKinney, McLaughlin, Payne, and Rucker are each an independent director. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution may routinely engage in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards.

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

Table of Content

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, DeFerie, Rucker, Arriola, Harvard, McLaughlin, Payne and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 8, 2024, each of directors Casiano, Dewey, McKinney, McLaughlin, Payne, and Rucker was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors are independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Dunlap, DeFerie, Lusk, Arriola, Casiano, Dewey, McKinney and Payne. The board determined that, as of March 8, 2024, each of directors Casiano, Dewey, McKinney and Payne was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Dunlap, DeFerie, Lusk, Arriola, Dewey and McKinney is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A (m)(3) of the Exchange Act. As of March 8, 2024, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

Table of Content
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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2023 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2023 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Kirk R. Malmberg	63	President and Chief Executive Officer
Haig H. Kazazian, III	58	Executive Vice President and Chief Financial Officer
Alp E. Can	48	Executive Vice President and Chief Risk Officer
Dawn Gehring	51	Executive Vice President and Chief Human Resources Officer
K. Annette Hunter	59	Executive Vice President and Director of Business Operations
Reginald T. O’Shields	53	Executive Vice President and Chief Legal and Compliance Officer
Jefrino Afonso	60	Senior Vice President and Chief Information Officer
Joel C. Badger	57	Senior Vice President and Chief Audit Officer
Scott M. Brennan	47	Senior Vice President and Director of Sales
James Canty	47	Senior Vice President and Treasurer
Cristina M. Cowan	54	Senior Vice President and Director of Enterprise Risk Management
Andrew S. Locker	51	Senior Vice President, General Counsel, Corporate Secretary and Director of Compliance
Leslie H. Schreiner	60	Senior Vice President and Chief Diversity, Equity and Inclusion Officer
William T. Shaw	52	Senior Vice President and Controller
Tomeka L. Strickland	50	Senior Vice President and Director of Community Investment Services

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

Table of Content
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

Dawn Gehring was promoted to executive vice president, effective on January 1, 2024. Prior to her promotion, she had served as senior vice president, chief human resources officer since 2021, having previously served as director of human resources since 2016. Ms. Gehring is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, talent management, workforce diversity and inclusion, and human resources compliance. Ms. Gehring also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. Prior to joining the Bank, Ms. Gehring served as vice president of global human resources for a multi-national service provider in the power and energy industry. In this role, she was a member of the Executive Leadership Team, and was compliance officer for the company, responsible for the strategic management of a variety of human resources functions. Ms. Gehring’s additional experience includes human resources roles in the manufacturing and consumer products industries. Ms. Gehring earned a B.A from the University of Iowa.

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

Reginald T. O’Shields has served as chief legal and compliance officer since February 14, 2022, director of enterprise solutions in 2019 and executive vice president effective January 1, 2020, having previously served as senior vice president and general counsel since 2011 and chief compliance and ethics officer since 2018. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, corporate communications, marketing, government and industry relations, and community investment services. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services in January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland, Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Jefrino Afonso joined the Bank as senior vice president, chief information officer on April 25, 2022. In this role, he oversees all aspects of the Bank’s information technology, including information security, infrastructure, operations, support center, telephony, software development, and enterprise architecture. Prior to joining the Bank, Mr. Afonso spent 16 years with Elavon, a division of US Bank, where he was responsible for various technology systems servicing internal and external customers. Previously, in 2005 Mr. Afonso worked as an independent mergers and acquisitions consultant for CompuCredit, a

Table of Content
financial services provider, and was chief information officer/executive director for Associated Hygienic Products, a paper product manufacturing company, from 2001 to 2004. Mr. Afonso earned a B.S. in mathematics from St. Xavier’s College in Mumbai, India, and a B.S. in computer science from Loyola University in New Orleans.

Joel C. Badger has served as chief audit officer since November 29, 2019, having been promoted from first vice president to senior vice president effective January 1, 2020. He gained audit responsibility for information technology in 2014 and has served as deputy chief audit officer since 2016. In his current role, he is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Badger reports directly to the audit committee of the board of directors. Mr. Badger joined the Bank in 2004 as vice president and senior financial risk auditor, was promoted to audit director of capital markets in 2006 and first vice president in 2007. Mr. Badger earned a M.B.A in finance from Georgia State University and a B.S. degree in management with concentrations in accounting and economics from the Georgia Institute of Technology. Mr. Badger is a certified public accountant, certified investments and derivatives auditor, certified internal auditor, certified information systems auditor, certified in risk and information systems control, and a certified risk management auditor. Prior to joining the Bank, Mr. Badger was with Branch Banking and Trust, Wachovia Bank, and the Federal Reserve Bank of Atlanta.

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

James Canty was promoted to senior vice president, treasurer, effective January 1, 2024, having served as first vice president, treasurer since January 2021. He is responsible for directing the Bank’s funding, investment, liquidity, and interest rate risk management. Mr. Canty joined the Bank as first vice president and director of capital markets in 2014. Prior to joining the Bank, Mr. Canty was a director of Interest Rate Sales at Citigroup in New York and the Assistant Treasurer of the Federal Home Loan Bank of Chicago. Mr. Canty earned his Bachelor of Arts in Finance and Economics from National University of Ireland, Maynooth and a Master’s in Business Administration from Saint Ambrose University, Davenport, Iowa.

Cristina M. Cowan was promoted to senior vice president, director of enterprise risk management, effective January 1, 2024, having served as first vice president, director of enterprise risk management since 2023, and director of enterprise risk governance and operations since 2019. Ms. Cowan joined the Bank in 2007 as the enterprise operational risk project manager and earned promotions to assistant vice president and enterprise operational risk manager in 2013 and vice president and manager of enterprise risk governance and operations in 2014. She is responsible for the Bank’s enterprise risk management program and for providing oversight for many of the Bank’s governance programs including risk appetite and risk assessment. Prior to joining the Bank, Ms. Cowan was senior vice president of operational risk reporting and analysis for Citigroup in New York. Ms. Cowan earned a master’s degree in information technology from American Intercontinental University and an undergraduate degree from the University of Georgia.

Andrew S. Locker was promoted to senior vice president, general counsel, corporate secretary and director of compliance effective April 2023, having served as first vice president, general counsel and director of compliance since February 2022. Mr. Locker joined the Bank in 2004 as senior attorney and earned promotions to assistant general counsel in 2006, associate general counsel in 2009 and deputy general counsel in 2016, before becoming director of compliance in 2018. He is responsible for leading the Bank’s legal department, which includes overseeing the Bank’s legal services, governance, and compliance functions. Prior to joining the Bank, Mr. Locker was a corporate finance attorney with Sutherland, Asbill & Brennan LLP in Atlanta. He obtained his law and undergraduate degrees from Georgetown University.

Leslie H. Schreiner was promoted to senior vice president, chief diversity, equity, and inclusion officer, effective January 1, 2023, having served as first vice president, director of diversity and inclusion, since July 2018. She is responsible for the oversight and implementation of the Bank’s diversity, equity and inclusion program. From 2016 to 2018, she served as director of strategic planning and accounting services, responsible for the Bank’s strategic planning and budgeting process, business intelligence initiatives, as well as accounts payable, fixed assets and expense reimbursement. Ms. Schreiner joined the Bank in 2007 as director of accounting automation and technical compliance. Prior to joining the Bank, she held various senior accounting roles with Resources Global, Primis and Information America. Ms. Schreiner earned a B.A. in accounting from University of Georgia and M.B.A in Finance from Georgia State University. She is a certified public accountant, certified diversity professional and a certified diversity, equity and inclusion coach.

Table of Content
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

Tomeka L. Strickland has served as senior vice president, director of community investment services, since April 2023. Previously she served as first vice president and associate director of community investment services from January 2021 to April 2023, overseeing daily operations, intake, underwriting, decisioning, funding, asset management, multifamily and homeownership real estate equity portfolios, technology, and reporting. She served as interim vice president and associate director of community investment services from November 2019 to December 2021. From 2014 through 2019, she served as assistant vice president, systems and reporting manager, responsible for regulatory and governance reporting, technology projects, user acceptance testing, and records management. Prior to joining the Bank in 2001 as a systems specialist, Ms. Strickland worked for Bank of America and NationsBank from 1993 to 2000 serving in various treasury management services and project management roles. As the community investment officer for the Bank, Ms. Strickland meets regularly with the Affordable Housing Advisory Council, member financial institutions, developers, and other community stakeholders to better understand the district’s community lending needs and to educate audiences on ways to leverage the Bank’s affordable housing and community lending products and services.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2023 compensation program for:

•the chief executive officer;

•the chief financial officer; and

•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2023.

These executive officers are collectively referred to as the Bank’s “named executive officers.”

Table of Content
The Bank’s named executive officers during 2023 are identified in the following table.

Name	Title
Kirk R. Malmberg	President and Chief Executive Officer
Haig H. Kazazian III	Executive Vice President and Chief Financial Officer
Alp E. Can	Executive Vice President and Chief Risk Officer
K. Annette Hunter (1)	Executive Vice President and Director of Business Operations
Reginald T. O’Shields	Executive Vice President and Chief Legal and Compliance Officer
__________
(1) Ms. Hunter was promoted to executive vice president as of January 1, 2023. Previously, she served as senior vice president.

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives, enhancing business performance and increasing member value. The Bank’s compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives’ incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank’s incentive compensation plan contains overall Bank performance goals that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The incentive compensation plan contains quantitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

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

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentives). The named executive officers’ ICP awards and Deferred Incentives are subject to adjustment or forfeiture in certain events as described below under “2023 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

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

Table of Content
The CEO reviews and recommends to the board the base salary of the officers who report directly to him and who are senior vice president and higher level officers. The CEO also approves the base salary of all other senior vice president officers (other than the chief audit officer) within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Aon plc (Aon) to provide assistance in evaluating the Bank’s executive compensation programs for 2023. Aon reported directly to the committee and the board with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process for 2023, the board considered base salary, bonus compensation, total cash compensation, long-term compensation and total direct compensation at a peer group consisting of (1) the other FHLBanks and (2) commercial banks with assets over $20 billion. In addition to the other FHLBanks, the Bank believes that the other institutions included in this peer group present a breadth and level of complexity of operations that are generally comparable to the Bank. With respect to Mr. Malmberg and Mr. Kazazian, the board also considered an additional peer group of public proxy peers with assets between $10 billion and $20 billion. Generally, it is the Bank’s overall intent to provide executive officers with total direct compensation, comprised of base salary and targeted incentive opportunities, at or above the competitive market median for comparable positions, recognizing other comparable financial institutions provide equity awards that the Bank is unable to provide. However, when setting the compensation for the Bank’s executives, the board did not target any named executive officer’s compensation to a specific quartile of such executive officer’s comparable position in the peer groups.

The Bank is exempt from SEC proxy rules and certain compensation disclosure that is required in proxy statements and accordingly does not provide member advisory “say on pay” votes regarding executive compensation.

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

Table of Content

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

The Finance Agency requires that the FHLBanks maintain a risk management program to assess and manage potential risks relating to management’s performance goals, objectives, and compensation structure. The Finance Agency may prohibit or restrict a significantly undercapitalized FHLBank from taking certain actions relating to the compensation of its executives, including paying any bonus to an executive officer or increasing an executive officer’s salary, without the prior written approval of the Director. The Bank was not undercapitalized during 2023.

Compensation Decisions for 2023

Overview

The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•achievement of performance objectives for 2023 as determined by the board;

•fulfillment of the Bank’s public policy mission;

•demonstration of leadership and vision for the Bank;

•implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity;

•establishment and maintenance of strong relationships between the Bank and its customers, members, employees, regulators, and other stakeholders; and

•the Bank’s 2023 financial results.

As part of the compensation review process for compensation to be paid in 2023, the board engaged Aon in 2022 to provide competitive market compensation ranges for Mr. Malmberg, Mr. Can, Mr. O’Shields, Mr. Kazazian and Ms. Hunter (Aon Study). The Aon Study involved an analysis of total compensation for comparable positions at the following 87 institutions, each a commercial bank with assets over $20 billion, as well as the other FHLBanks.

Table of Content

•AIB	•Federal Reserve Bank of Boston	•NatWest
•Ally Financial Inc.	•Federal Reserve Bank of Cleveland	•Nomura Securities
•Arvest Bank	•Federal Reserve Bank of Kansas City	•Nord/LB
•Associated Bank	•Federal Reserve Bank of Minneapolis	•Northern Trust Corporation
•Australia & New Zealand Banking Group	•Federal Reserve Bank of New York	•OneMain Financial
•Bank of America	•Federal Reserve Bank of Richmond	•Pinnacle Financial Partners, Inc.
•Bank of New York Mellon	•Federal Reserve Bank of San Francisco	•PNC Bank
•Bank of Nova Scotia	•Federal Reserve Bank of St Louis	•Rabobank
•Bank of the West	•Fifth Third Bank	•Regions Financial Corporation
•BMO Financial Group	•First Citizens Bank - NC	•Royal Bank of Canada
•BNP Paribas	•First National Bank of Omaha	•Sallie Mae
•BNP Paribas CIB	•First Republic Bank	•Santander Bank, N.A.
•BOK Financial Corporation	•Freddie Mac	•Signature Bank - NY
•Brown Brothers Harriman	•Frost Bank	•Societe Generale
•BXS Insurance	•Hancock Whitney Bank	•Standard Chartered Bank
•Capital One	•Helaba Landesbank Hassen-Thuringen	•State Street Corporation
•CIBC World Markets	•HSBC	•Sterling National Bank
•Citigroup	•Huntington Bancshares, Inc.	•Sumitomo
•Citizens Financial Group	•ING	•SVB Financial Group
•City National Bank	•JP Morgan Chase	•Synovus Financial Corporation
•Comerica	•KBC Bank	•TD Securities
•Commerce Bank	•KeyCorp	•Texas Capital Bank
•Commerzbank	•Lloyds Banking Group	•Truist
•Commonwealth Bank of Australia	•M&T Bank Corporation	•U.S. Bancorp
•Credit Agricole CIB	•Macquarie Bank	•UMB Financial Corporation
•Credit lndustriel et Commercial- N.Y.	•MUFG Bank, Ltd.	•Valley National Bancorp
•East West Bancorp, Inc.	•National Australia Bank	•Webster Bank
•Fannie Mae	•Natixis	•Wells Fargo Bank
•Federal Reserve Bank of Atlanta	•Natixis Corporate & Investment Banking	•Zions Bancorporation

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

Table of Content

The Aon Study involved an analysis of total compensation for comparable positions at the institutions listed above and the other FHLBanks. The additional peer group considered with respect to Mr. Malmberg and Mr. Kazazian, is comprised of the following 35 institutions, public proxy peers with assets between $10 billion and $20 billion:

•Axos Financial, Inc.	•Hope Bancorp, Inc.
•Banner Corporation	•Independent Bank Group, Inc.
•Berkshire Hills Bancorp, Inc.	•International Bancshares Corporation
•Community Bank System, Inc.	•Merchants Bancorp
•Customers Bancorp, Inc.	•NBT Bancorp Inc.
•CVB Financial Corp.	•Northwest Bancshares, Inc.
•Dime Community Bancshares, Inc.	•OceanFirst Financial Corp.
•Eagle Bancorp, Inc.	•Provident Financial Services, Inc.
•Enterprise Financial Services Corp	•Renasant Corporation
•FB Financial Corporation	•Sandy Spring Bancorp, Inc.
•First Busey Corporation	•Silvergate Capital Corporation
•First Financial Bancorp.	•TFS Financial Corporation
•First Financial Bankshares, Inc.	•TowneBank
•First Foundation Inc.	•Trustmark Corporation
•First Interstate BancSystem, Inc.	•Washington Federal, Inc.
•First Merchants Corporation	•WesBanco, Inc.
•Heartland Financial USA, Inc.	•WSFS Financial Corporation
•Home Bancshares, Inc. (Conway, AR)

2023 Base Salary

In setting the base salaries of the named executive officers for 2023, the board took into consideration the results of the Aon Study, which showed that each of these executive’s base salary and targeted incentive opportunities were at or below the lower bound of the competitive market median for his or her position when compared with commercial Banks and comparable when compared with other Federal Home Loan Banks. After reviewing the Bank’s performance and the performance of each of the named executive officers during fiscal year 2022, the board set the named executive officers’ salaries at the following amounts for 2023:

Name	2023 Base Salary	Percent Change from 2022
Kirk R. Malmberg	$975,000	7.14
Haig H. Kazazian, III	480,000	9.09
Alp E. Can (1)	520,000	4.00
K. Annette Hunter	400,000	11.44
Reginald O'Shields	465,000	5.68
__________
(1) Mr. Can’s salary was set at $500,000 as of December 31, 2022.

The board based these decisions, in part, on the following:

•Business results generated during 2022;

•Safe and sound operations during 2022; and

•Comparable compensation provided at similar organizations, as reflected in the Aon Study

Table of Content

Incentive Compensation

The following table presents the 2023 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.
2023 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice Presidents	35.00	60.00	85.00

For 2023, the board established four incentive goals under the ICP, which correlated to the member focus, financial focus, risk management performance and diversity, equity and inclusion priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for executive vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the Bank’s annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting the various performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.
The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2023. A description of each of the performance metrics, and the performance against such metrics in 2023, is provided following the table.
2023 Weights and Awards

President and Chief Executive Officer
(Mr. Malmberg)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Member Focus - Member Engagement	30.00	15.00	22.50	30.00
Financial Focus - Return on Equity as a Spread to Average SOFR	30.00	15.00	22.50	30.00
Risk Management Focus - Risk Management Key Risk Indicators	30.00	15.00	22.50	30.00
Diversity, Equity and Inclusion	10.00	5.00	7.50	10.00
Total	100.00	50.00	75.00	100.00

Executive Vice President
(Mr. Kazazian, Ms. Hunter, and Mr. O’Shields)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Member Focus - Member Engagement	25.00	8.75	15.00	21.25
Financial Focus - Return on Equity as a Spread to Average SOFR	25.00	8.75	15.00	21.25
Risk Management Focus - Risk Management Key Risk Indicators	25.00	8.75	15.00	21.25
Diversity, Equity and Inclusion	10.00	3.50	6.00	8.50
Individual and Team Goals	15.00	5.25	9.00	12.75
Total	100.00	35.00	60.00	85.00

Executive Vice President and Chief Risk Officer
(Mr. Can)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management Focus - Risk Management Key Risk Indicators	40.00	14.00	24.00	34.00
Diversity, Equity and Inclusion	10.00	3.50	6.00	8.50
Individual and Team Goals	50.00	17.50	30.00	42.50
Total	100.00	35.00	60.00	85.00

Table of Content

The Member Focus - Member Engagement goal measured the average utilization of the Bank’s products and services by members during 2023. Performance under this measure was determined by calculating the total product utilization by members as of December 31, 2023, referred to as activity points, over the daily average number of members for each business day of 2023. The performance goals were 2.00 (threshold), 2.20 (target) and 2.55 (maximum) activity points per member. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2023, the Bank achieved a member activity performance score of 3.107 engagement points per member. Based on 2023 performance, the board awarded the maximum level for this goal.

The Risk Management Focus - Risk Management Key Risk Indicator goal involved managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (whose overall weighting for this goal was higher, consistent with his role as Chief Risk Officer), and performance was determined on an overall Bank-wide basis. As of December 31, 2023, the Bank achieved a risk appetite performance score of 97.76 percent. Based upon that score, the board awarded between target and maximum level for this goal.

The Financial Focus - Return on Equity Spread to Average SOFR performance goal related to the Bank’s ROE amount in excess average SOFR. For ICP purposes, ROE is adjusted for additional voluntary housing contributions. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as SOFR increases and remained subject to certain accounting adjustments which were not deemed necessary. For 2023, the performance goals were 60 basis points (threshold), 80 basis points (target), and 110 basis points (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. In 2023, the Bank’s adjusted ROE spread to average SOFR was 262 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

The Diversity, Equity and Inclusion performance goal aligned with the Bank’s commitment to its diversity, equity and inclusion program and measured the Bank’s ability to operate in accordance with its board approved diversity, equity and inclusion strategy. This performance goal utilized the eight quantitative goals contained in the Bank’s 2023 diversity, equity and inclusion operational plan. These eight goals are in the areas of workforce, supplier, capital markets and partnership. Under this measure, the performance goals required achievement of four (threshold), five (target), or seven (maximum) of the eight quantitative goals. In 2023, eight of these goals were achieved. Based on that achievement, the board awarded the maximum level for this goal.

In 2023, the board of directors did not establish individual performance goals for Mr. Malmberg. Individual goals for Mr. Kazazian focused on leadership initiatives, Mr. O’Shields focused on governance and community investment initiatives, Mr. Can focused on collateral system strategy and credit risk management, and Ms. Hunter focused on leadership initiatives and business process efficiencies. Based upon performance in 2023, Mr. Kazazian, Mr. Can, Ms. Hunter, and Mr. O’Shields were awarded maximum level for these goals.

Table of Content
The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2023 Incentive Compensation Plan Awards

Name	Member Engagement %	ROE Spread to average SOFR (%)	Risk Management Key Risk Indicators (%)	Diversity, Equity and Inclusion (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
Kirk R. Malmberg	30.00	30.00	26.65	10.00	N/A	96.65	Target-Max	$942,300	$471,150
Haig H. Kazazian, III	21.25	21.25	18.46	8.50	12.75	82.21	Target-Max	394,588	197,294
Alp E. Can	N/A	N/A	29.53	8.50	42.50	80.53	Target-Max	418,753	209,377
K. Annette Hunter	21.25	21.25	18.46	8.50	12.75	82.21	Target-Max	328,823	164,412
Reginald T. O'Shields	21.25	21.25	18.46	8.50	12.75	82.21	Target-Max	382,257	191,129

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is included in the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below, along with interest earned in 2023 on Deferred Incentives. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2025-2027) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2025	1/3 of balance (± 1-year return)
2026	1/2 of balance (± 2-year return)
2027	Remaining balance (± 3-year return)

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

No adjustments to ICP performance measures or Earned Awards were made for ICP awards, nor reductions or eliminations of payments of a Deferred Incentive were made to named executive officers in 2023.

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

The Bank offers the named executive officers a limited number of perquisites, including an annual physical examination, reimbursement for guest activities at certain business functions, and financial planning services. For Mr. Malmberg, the Bank also provides an automobile allowance of up to $1,500 per month. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

Employment Arrangements and Severance Benefits

Other than the specific contractual arrangements discussed below, all Bank employees are employed under an “at will” arrangement. Accordingly, an employee may resign employment at any time, and the Bank may terminate the employee’s employment at any time for any reason, with or without cause.

The board of directors may, in its discretion, provide severance benefits to an executive officer in the event of termination of their employment. In determining whether severance compensation is appropriate, the board of directors considers both the factors underlying the termination of employment and the employment history of the executive officer. The Bank does not provide a “gross up” benefit on taxes incurred with respect to any severance.

Employment Agreement. The Bank entered into an Employment Agreement with Mr. Malmberg effective on May 28, 2021 (Employment Agreement). Under the Employment Agreement, Mr. Malmberg’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. Malmberg with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement has an initial three-year term and will continue to extend automatically for subsequent one-year periods unless either party elects not to renew. Mr. Malmberg is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provides for certain severance benefits for Mr. Malmberg separately from those under the Change in Control Severance Plan, which are discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. Malmberg to the president and CEO position.

Change in Control Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated Mr. Malmberg, Mr. Kazazian, Mr. Can, Ms. Hunter, and Mr. O’Shields as eligible and they participate in the Severance Plan. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.”

Table of Content
Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank’s Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by all current directors who were serving during 2023.

BOARD OF DIRECTORS

R. Thornwell Dunlap, III, Chair	Suzanne S. DeFerie, Vice Chair
Eduardo J. Arriola	Brian P. McLaughlin
James M. Burke	Edwina L. Payne
R. Thornwell Dunlap, III	John B. Rucker
Scott C. Harvard	James M. Stubbs
William L. Lusk, Jr.	Richard A. Whaley
Kathleen C. McKinney

Table of Content
Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2023, 2022, and 2021. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2023 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
Kirk R. Malmberg President and Chief Executive Officer	2023	$975,000	$100	$984,581	$391,594	$313,224	$2,664,499
	2022	910,000	100	849,961	1	243,870	2,003,932
	2021	525,000	2,100	429,462	307,917	118,330	1,382,809
Haig H. Kazazian, III Executive Vice President and Chief Financial Officer	2023	480,000	100	418,846	740,000	30,541	1,669,487
	2022	440,000	7,100	355,301	—	30,352	832,753
	2021	425,000	100	298,917	—	27,725	751,742
Alp E. Can Executive Vice President and Chief Risk Officer	2023	520,000	100	443,838	159,000	169,866	1,292,804
	2022	470,000	15,100	364,965	—	111,031	961,096
	2021	425,000	100	312,010	19,000	79,691	835,801
K. Annette Hunter Executive Vice President and Director of Business Operations (1)	2023	400,000	100	344,731	500,000	26,858	1,271,689
	2022	358,938	2,100	239,219	—	23,863	624,120
	2021	346,800	32,060	182,066	50,000	21,894	632,820
Reginald O'Shields Executive Vice President and Chief Legal and Compliance Officer	2023	465,000	2,100	406,228	500,000	32,763	1,406,091
	2022	440,000	100	355,126	—	32,182	827,408
	2021	425,000	100	291,401	—	29,743	746,244
__________
(1) Ms. Hunter was promoted to executive vice president, effective as of January 1, 2023.
(2) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g). The 2023 bonus amount includes an award payment of $2,000 for Mr. O’Shields’ for his 20 years of service pursuant to the Bank’s Service Award Program.
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2023, 2022, and 2021 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, payment of the 2023 non-equity incentive compensation awards was subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 15, 2024. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2023: $42,281 for Mr. Malmberg, $24,258 for Mr. Kazazian, $25,085 for Mr. Can, $15,908 for Ms. Hunter, and $23,971 for Mr. O’Shields.
(4) The amounts in column (f) reflects the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2023 Pension Benefits table. For Mr. Malmberg, Mr. Kazazian, Mr. Can, Ms. Hunter, and Mr. O’Shields the aggregate actuarial present value for pension benefits under the Bank’s Pension and DBEP Plans increased by $391,594, $740,000, $159,000, $50,000, and $500,000, respectively. There were no above-market earnings on nonqualified deferred compensation during 2023. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

Table of Content
(5) The amounts in column (g) for 2023 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (1)	Tax Gross-ups (2)	Total
Kirk R. Malmberg	$19,800	$274,284	$19,105	35	$313,224

Haig H. Kazazian, III	19,800	9,000	1,696	45	30,541

Alp E. Can	19,800	149,723	298	45	169,866

K. Annette Hunter	9,231	14,769	2,809	49	26,858

Reginald T. O'Shields	9,658	18,242	3,942	921	32,763
____________
(1) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. Malmberg a $1,500 per month car allowance. The Bank provided Mr. Malmberg, Mr. Kazazian, Mr. Can, Ms. Hunter, and Mr. O’Shields reimbursement for certain activities at business functions. The Bank provided Mr. Malmberg, Mr. Kazazian and Mr. O’Shields reimbursement for guest activities at certain business functions. The Bank provided Ms. Hunter, and Mr. O’Shields matching contributions in the Bank’s charitable giving program.
(2) The tax gross-up amounts represent withholding taxes on the employee appreciation bonus provided to all employees of the Bank and on the award to Mr. O’Shields issued under the Bank’s Service Award Program.

Awards of Incentive Compensation in 2023

The following table provides information concerning each grant of an award to a named executive officer in 2023 under the ICP.
2023 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
Kirk R. Malmberg	$487,500	$731,250	$975,000
Haig H. Kazazian, III	168,000	288,000	408,000
Alp E. Can	182,000	312,000	442,000
K. Annette Hunter	140,000	240,000	340,000
Reginald O'Shields	162,750	279,000	395,250
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2023. The actual amounts earned pursuant to the ICP during 2023 are reported under column (e) of the 2023 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis. Incentive Compensation.”

Retirement Benefits

Pension Benefits

The 2023 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2023, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

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

DBEP

Payments under the Pension Plan may be limited due to federal tax code limitations. The DBEP exists to restore those benefits that executives otherwise would forfeit due to these limitations. The DBEP operates using the same benefit formula and retirement eligibility provisions as described above under the Pension Plan. Because the DBEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as the Pension Plan. Mr. Kazazian, Mr. O’Shields and Ms. Hunter participate in the DBEP. (Mr. Malmberg did not re-enter participation in the DBEP upon his appointment as CEO in 2021.)

Death Benefits

Death benefits, which do not vary based on date of hire, also are available under the Pension Plan and the DBEP. If an employee dies while in active service, their beneficiary is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments. If a former employee dies while in retirement, having elected the normal form of retirement benefits, their beneficiary also is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments less payments received before the former employee died.

Table of Content

2023 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
Kirk R. Malmberg (2)	Pension Plan	26.58	$2,553,000	$154,594
	DBEP	N/A	—	—
Haig H. Kazazian, III	Pension Plan	30.00	2,248,000	—
	DBEP	30.00	3,126,000	—
Alp E. Can	Pension Plan	18.58	$864,000	$—
	DBEP	N/A	—	—
K. Annette Hunter	Pension Plan	21.25	1,710,000	—
	DBEP	21.25	1,537,000	—
Reginald T. O'Shields	Pension Plan	20.58	1,183,000	—
	DBEP	20.58	1,659,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2023, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 4.83 percent discount rate; a 4.75 percent discount rate was used to calculate benefits under the DBEP.
(2) Mr. Malmberg did not re-enter participation in the DBEP upon his appointment as CEO in 2021.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective deferred compensation plan (DCP). Additionally, each named executive officer is also eligible to participate in the Bank’s consolidated non-qualified Benefit Equalization Plan (BEP). The BEP includes both a defined benefit component (DBEP) described above, and defined contribution component (DCBEP) described below. Directors are eligible to participate in the DCP but are not eligible to participate in the BEP.

The DCP permits a participant to defer all or a portion of their compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank’s 401(k) Plan. DCP participants also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the DCP may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the DCP.

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

Table of Content
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

•provide eligible executives with a contribution equivalent to 20 percent of base pay offset by contributions to the 401(k) Plan; and

•provide eligible executives with a contribution equivalent to 20.0 percent of any bonuses paid in the current year.

The board further amended the BEP, effective July 2, 2022 to:

•define a new category of executives as eligible participants: those who occupy the chief risk officer role as of July 1, 2022 and regardless of participation in the Bank’s qualified pension plan but who are not eligible to accrue benefits under the Bank's non-qualified defined benefit equalization plan;

•provide eligible executives with a contribution equivalent to 20.0 percent of base pay offset by contributions to the 401(k) Plan; and

•provide eligible executives with a contribution equivalent to 20.0 percent of any bonuses paid in the current year.

As of February 1, 2023, the BEP has been amended and restated to streamline administration of the plan and the eligibility for participation in the DCBEP, the DBEP, and other benefits applicable to the DCBEP. The amended and restated BEP has not changed the benefits awarded to the named executive officers nor the eligibility criteria applying to them.

The following table presents compensation earned and deferred in 2023, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2023 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
Kirk R. Malmberg	$38,000	$274,284	$116,797	$(121,129)	$775,388
Haig H. Kazazian, III	—	9,000	15,646	—	92,322
Alp E. Can	8,700	149,723	92,445	—	540,505
K. Annette Hunter	50,000	14,769	73,202	—	531,353
Reginald O'Shields	63,000	18,242	196,711	—	1,206,140
_________
(1) Amounts under column (b), if any, are included in salary reported for 2023 in column (c) of the 2023 Summary Compensation Table.
(2) Amounts under column (c), if any, are included in all other compensation amounts reported for 2023 in column (g) of the 2023 Summary Compensation Table.
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

Table of Content
The following table presents information about potential payments to Mr. Malmberg under his Employment Agreement in the event his employment had terminated on December 31, 2023 and a change in control of the Bank had not occurred. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2023 ICP Award	Deferred Incentive for Prior Periods	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	942,300	230,298	975,000	48,648	—	—	2,196,246
Resignation For Good Reason	942,300	230,298	975,000	48,648	—	—	2,196,246
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
In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or their beneficiary may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate. Named executive officers also are entitled to receive death benefit payments under the Pension Plan and the Excess Plan, as described under “Retirement Benefits—Death Benefits.”
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board has designated Mr. Malmberg, Mr. Kazazian, Mr. Can, Mr. O’Shields and Ms. Hunter as participants in the Severance Plan.
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

•the participant’s failure to perform substantially their duties;

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
•a material diminution in the participant’s base salary or in their duties or authority;

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
These payments and benefits include the following:
•The CEO would receive a cash payment equal to 2.5 times their annual base salary amount.

•An executive vice president would receive a cash payment equal to 1.75 times their annual base salary amount.

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

Table of Content
•the Bank’s liquidation or dissolution.

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Each Mr. Malmberg, Mr. Kazazian, Mr. Can, Mr. O’Shields, and Ms. Hunter have executed a participation agreement to become participants in the Severance Plan.

The following table presents information about potential payments under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on December 31, 2023. None of the participants would be entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Qualified Termination Following a Change in Control(1)

	2023 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance	Total
Kirk R. Malmberg	$942,300	$2,437,500	$48,648	$7,500	$3,435,948
Haig H. Kazazian, III	394,588	840,000	49,560	7,500	1,291,648
Alp E. Can	418,753	910,000	10,786	7,500	1,347,039
K Annette Hunter	328,823	700,000	34,658	7,500	1,070,981
Reginald T. O'Shields	382,257	813,750	49,560	7,500	1,253,067
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control. Ms. Hunter became a participant effective January 1, 2023.

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. Malmberg, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2022 by examining the 2022 base pay for all 317 individuals, excluding the CEO, who were employed by the Bank on December 1, 2022 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2022). For 2023, the Bank determined to use the same median employee in its pay ratio calculation because there has not been a change in the Bank’s population or employee compensation arrangements that it believes would significantly impact the pay ratio disclosure. The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2023 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2023, the Bank’s median employee total annual compensation was $208,890, the CEO’s total annual compensation was $2,664,499; and the ratio of CEO to median employee compensation was 12.76 to 1.
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
During 2023, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2023 Annual Director Compensation Limits

Title	Amount
Chair of the Board	$150,000
Vice Chair of the Board	135,000
Chair of the Audit Committee	130,000
Other Committee Chair (excluding Audit and Executive)	125,000
All Other Directors	115,000

Under the 2023 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 12, 2022 and ended January 26, 2023 (the last day of the first scheduled in-person board meeting for 2023). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 10, 2023 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviews the cumulative attendance and performance of each director during the year and, in consultation with the chair of the board, may recommended to the board a reduction, elimination or increase in the final payment opportunity for each director, provided that no increase may exceed the applicable annual compensation cap. No such adjustment was made for 2023.

Table of Content
The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2023.

2023 Director Compensation
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)
Eduardo J. Arriola	$115,000	$394	*	$115,394
James M. Burke	65,714	—	*	65,714
Suzanne S. Deferie	135,000	—	*	135,000
R. Thornwell Dunlap, III	150,000	2,728	*	152,728
William C Handorf	130,000	—	*	130,000
Scott C. Harvard	125,000	—	*	125,000
Kim C. Liddell	17,857	—	*	17,857
William L. Lusk, Jr.	115,000	—	*	115,000
Kathleen C. McKinney	115,000	—	*	115,000
Brian P. McLaughlin	119,286	—	*	119,286
Edwina L. Payne	115,000	—	*	115,000
John B. Rucker	125,000	2,450	*	127,450
Kim D. Saunders	71,429	—	*	71,429
James M Stubbs	115,000	—	*	115,000
Richard A. Whaley	125,000	4,722	*	129,722
____________
(1) Directors are eligible to participate in the Bank’s DCP. Directors Arriola, Dunlap, Rucker, and Whaley elected to defer compensation for 2023. The amounts in column (c) represent “above market” earnings on deferred amounts.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, certain activities at business functions, and matching contributions under the Bank’s charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.
In January 2024, the board of directors approved the 2024 Directors’ Compensation Policy which determined new annual compensation limits applicable as of January 1, 2024.

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2023	$3,722	$1,236	$47	$587	$5	$—	$5,597
December 31, 2022	3,395	1,114	433	452	3	—	5,397
December 31, 2021	1,094	704	317	265	3	1	2,384
December 31, 2020	1,585	846	392	250	5	—	3,078
December 31, 2019	3,257	1,048	470	209	4	1	4,989

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock as of February 29, 2024.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	12,657,293	21.41
100 North Tryon Street
NC1-007-06-11
Charlotte, NC 28255
Truist	11,968,130	20.25
214 N Tryon Street
Charlotte, NC 28202
Navy Federal Credit Union	3,535,898	5.98
820 Follin Lane
Vienna, VA 22180

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 29, 2024.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Seacoast National Bank	Stuart, FL	179,088	0.30
First Bank	Southern Pines, NC	130,651	0.22
River Bank & Trust	Prattville, AL	117,959	0.20
Shore United Bank, N.A.	Easton, MD	41,858	0.07
IDB Global Federal Credit Union	Washington, DC	28,020	0.05
First Bank	Strasburg, VA	9,649	0.02
Community Bankers' Bank	Midlothian, VA	5,885	0.01
Citizens Bank of Americus	Americus, GA	5,593	0.01
Countybank	Greenwood, SC	5,336	0.01

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

Table of Content
Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate PwC fees billed to (or accrued by) the Bank (dollars in thousands).

	For the Years Ended December 31,
	2023	2022
Audit fees(1)	$1,078	$964
Audit-related fees(2)	78	119
All other fees(3)	4	54
Total fees	$1,160	$1,137
____________
(1) Audit fees and expenses for the years ended December 31, 2023 and 2022 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2023 and 2022 were for certain FHLBank System assurance and related services, as well as fees related to PwC’s participation at conferences. Audit-related fees for the year ended December 31, 2022 also includes costs related to the Bank’s implementation of a new Human Resource and Finance system.
(3) All other fees for the year ended December 31, 2023 and 2022 relate to the annual license for PwC’s accounting research software and disclosure checklist. All other fees for the year ended December 31, 2022 also includes fees incurred related to pre-implementation work related to a new Human Resource and Finance system.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $78,067 and $67,785 in 2023 and 2022, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2023 and 2022.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the chair and the vice chair of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The chair or the vice chair must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. For the years ended December 31, 2023 and 2022, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

Table of Content

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238 )

Statements of Condition as of December 31, 2023 and 2022
Statements of Income for the Years Ended December 31, 2023, 2022, and 2021
Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
Statements of Capital Accounts for the Years Ended December 31, 2023, 2022, and 2021
Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
Notes to Financial Statements

Table of Content
(b)    Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/21
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	10/8/21
4.2	Description of the Bank’s Capital Stock.
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (Amended and Restated effective as of February 1, 2023).*	10-Q	5/12/23
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	1/9/09
10.3	Form of Officer and Director Indemnification Agreement.*	10-12G	3/17/06
10.4	Federal Home Loan Bank of Atlanta 2024 Directors’ Compensation Policy.*
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (Amended and Restated as of January, 2022).*	10-Q	5/6/22
10.6	Employment Agreement effective as of May 28, 2021 between the Bank and Kirk R. Malmberg.*	8-K/A	4/21/21
10.7	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.*	10-K	3/9/17
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	3/9/17
10.9	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	8/5/11
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	March 8, 2024	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2024	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: President and Chief Executive Officer

Date:	March 8, 2024	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III
Title: Executive Vice President and Chief Financial Officer

Date:	March 8, 2024	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 8, 2024	By /s/ R. Thornwell Dunlap, III
Name: R. Thornwell Dunlap, III
Title: Chair of the Board of Directors

Date:	March 8, 2024	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Vice Chair of the Board of Directors

Date:	March 8, 2024	By /s/ Eduardo J. Arriola
Name: Eduardo J. Arriola
Title: Director

Date:	March 8, 2024	By /s/ James M. Burke
Name: James M. Burke
Title: Director

Date:	March 8, 2024	By ______________________
Name: Kimberly A. Casiano*
Title: Director

Table of Content

Date:	March 8, 2024	By ________________________
Name: Susan F. Dewey*
Title: Director

Date:	March 8, 2024	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 8, 2024	By /s/ William L. Lusk, Jr
Name: William L. Lusk, Jr
Title: Director

Date:	March 8, 2024	By /s/ Kathleen C. McKinney
Name: Kathleen C. McKinney
Title: Director

Date:	March 8, 2024	By /s/ Brian P. McLaughlin
Name: Brian P. McLaughlin
Title: Director

Date:	March 8, 2024	By /s/ Edwina L. Payne
Name: Edwina L. Payne
Title: Director

Date:	March 8, 2024	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 8, 2024	By /s/ James M. Stubbs
Name: James M. Stubbs
Title: Director

Date:	March 8, 2024	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Director

*Ms. Casiano joined the board of directors effective January 1, 2024 and Ms. Dewey joined the Board on January 15, 2024. Given the short period between their election and the date of this report, these directors were not asked to sign this report.