Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Atlanta
filed 2024-05-10
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2024 was 65,713,063.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of March 31, 2024	As of December 31, 2023
Assets
Cash and due from banks	$89	$142
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of March 31, 2024 and December 31, 2023)	1,701	1,833
Securities purchased under agreements to resell	6,000	12,500
Federal funds sold	6,760	8,710
Investment securities:
Available-for-sale securities (amortized cost of $2,428 and $2,455 as of March 31, 2024 and December 31, 2023, respectively)	2,431	2,450
Held-to-maturity securities (fair value of $27,576 and $28,335 as of March 31, 2024 and December 31, 2023, respectively)	27,940	28,714
Total investment securities	30,371	31,164
Advances	96,610	96,608
Mortgage loans held for portfolio, net	100	103
Accrued interest receivable	623	673
Derivative assets	424	523
Other assets, net	125	114
Total assets	$142,803	$152,370
Liabilities
Interest-bearing deposits	$1,718	$1,568
Consolidated obligations, net:
Discount notes	15,816	25,972
Bonds	115,924	115,600
Total consolidated obligations, net	131,740	141,572
Accrued interest payable	857	902
Affordable Housing Program payable	124	108
Derivative liabilities	27	5
Other liabilities	89	99
Total liabilities	134,555	144,254
Commitments and contingencies (Note 12)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10,253,243 and 9,908,193 as of March 31, 2024 and December 31, 2023, respectively	1,025	991
Subclass B2 issued and outstanding shares: 45,998,598 and 45,897,094 as of March 31, 2024 and December 31, 2023, respectively	4,600	4,590
Subclass B3 issued and outstanding shares: 190,753 and 159,192 as of March 31, 2024 and December 31, 2023, respectively	19	16
Total capital stock Class B putable	5,644	5,597
Retained earnings:
Restricted	820	781
Unrestricted	1,781	1,743
Total retained earnings	2,601	2,524
Accumulated other comprehensive income (loss)	3	(5)
Total capital	8,248	8,116
Total liabilities and capital	$142,803	$152,370

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Interest income
Advances	$1,466	$1,507
Interest-bearing deposits	46	50
Securities purchased under agreements to resell	77	83
Federal funds sold	170	147
Available-for-sale securities	35	14
Held-to-maturity securities	397	271
Mortgage loans	1	2
Total interest income	2,192	2,074
Interest expense
Consolidated obligations:
Discount notes	294	516
Bonds	1,620	1,360
Interest-bearing deposits	24	24
Total interest expense	1,938	1,900
Net interest income	254	174
Noninterest income (loss)
Standby letters of credit fees	4	2
Other	2	(3)
Total noninterest income (loss)	6	(1)
Noninterest expense
Compensation and benefits	21	18
Other operating expenses	12	11
Federal Housing Finance Agency	3	3
Office of Finance	2	3
Voluntary affordable housing contributions	5	—
Other	1	1
Total noninterest expense	44	36
Income before assessment	216	137
Affordable Housing Program assessment	22	14
Net income	$194	$123

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Net income	$194	$123
Other comprehensive income:
Net unrealized gains on available-for-sale securities	8	17
Total comprehensive income	$202	$140

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646
Issuance of capital stock	56	5,603	—	—	—	—	5,603
Repurchase/redemption of capital stock	(32)	(3,246)	—	—	—	—	(3,246)
Net stock reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	25	98	123	17	140
Cash dividends on capital stock	—	—	—	(78)	(78)	—	(78)
Balance, March 31, 2023	78	$7,752	$676	$1,652	$2,328	$(17)	$10,063

Balance, December 31, 2023	56	$5,597	$781	$1,743	$2,524	$(5)	$8,116
Issuance of capital stock	20	2,060	—	—	—	—	2,060
Repurchase/redemption of capital stock	(20)	(2,013)	—	—	—	—	(2,013)
Comprehensive income	—	—	39	155	194	8	202
Cash dividends on capital stock	—	—	—	(117)	(117)	—	(117)
Balance, March 31, 2024	56	$5,644	$820	$1,781	$2,601	$3	$8,248

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$194	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(232)	40
Net change in derivative and hedging activities	142	(165)
Net change in:
Accrued interest receivable	52	(237)
Other assets	(10)	6
Affordable Housing Program payable	16	3
Accrued interest payable	(45)	252
Other liabilities	(10)	(7)
Total adjustments	(87)	(108)
Net cash provided by operating activities	107	15
Investing activities
Net change in:
Interest-bearing deposits	400	(735)
Securities purchased under agreements to resell	6,500	(4,250)
Federal funds sold	1,950	(6,019)
Held-to-maturity securities:
Proceeds from principal collected	775	450
Purchases of long-term	—	(4,060)
Advances, net	(253)	(54,831)
Mortgage loans:
Proceeds from principal collected	3	4
Purchases of premises, equipment, and software	(2)	(2)
Net cash provided by (used in) investing activities	9,373	(69,443)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Three Months Ended March 31,
	2024	2023
Financing activities
Net change in interest-bearing deposits	136	549
Net payments on derivatives containing a financing element	1	—
Proceeds from issuance of consolidated obligations:
Discount notes	32,320	159,606
Discount notes transferred from other FHLBanks	5	—
Bonds	38,669	85,627
Payments for debt issuance costs	(2)	(4)
Payments for maturing and retiring consolidated obligations:
Discount notes	(42,241)	(145,383)
Bonds	(38,351)	(30,963)
Bonds transferred to other FHLBanks	—	(250)
Proceeds from issuance of capital stock	2,060	5,603
Payments for repurchase/redemption of capital stock	(2,013)	(3,246)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(2)
Cash dividends paid	(117)	(78)
Net cash (used in) provided by financing activities	(9,533)	71,459
Net (decrease) increase in cash and due from banks	(53)	2,031
Cash and due from banks at beginning of the period	142	141
Cash and due from banks at end of the period	$89	$2,172
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,064	$1,549
Affordable Housing Program assessment, net	$11	$10
Noncash investing and financing activities:
Net stock reclassified to mandatorily redeemable capital stock	$—	$2

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year 2024, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which are contained in the Bank’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2024 (Form 10-K).

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of March 31, 2024 and December 31, 2023. No allowance for credit losses was recorded for these assets as of March 31, 2024 and December 31, 2023. The carrying values of these assets excludes accrued interest receivable that was not material as of March 31, 2024 and December 31, 2023.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable that was not material as of March 31, 2024 and December 31, 2023.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2023 audited financial statements for a description of all the Bank’s significant accounting policies. The Bank adopted new accounting guidance effective for the annual period ending December 31, 2024, and the interim periods thereafter, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and requires public entities with a single reportable segment to provide all the disclosures required by the new and existing segment disclosure requirements. There have been no other changes to the Bank’s accounting policies as of March 31, 2024.
Note 2—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Investments in Debt Securities

Available-for-sale Securities

Major Security Type. The following table presents available-for-sale securities.

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations (2)	$2,187	$1	$—	$2,188	$2,208	$—	$(5)	$2,203
Mortgage-backed securities:
Government-sponsored enterprises commercial	241	2	—	243	247	—	—	247
Total	$2,428	$3	$—	$2,431	$2,455	$—	$(5)	$2,450
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $11 as of March 31, 2024 and December 31, 2023.
(2) All U.S. Treasury obligations as of March 31, 2024 and December 31, 2023 have contractual maturities that are due after one year through five years.
The following table presents available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2023
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$2,105	$(5)
Mortgage-backed securities:
Government-sponsored enterprises commercial	247	—
Total	$2,352	$(5)

1) A
Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	1,345	3	(6)	1,342	1,475	4	(12)	1,467
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,517	2	(37)	2,482	2,715	9	(32)	2,692
Government-sponsored enterprises residential	8,105	12	(168)	7,949	8,311	18	(185)	8,144
Government-sponsored enterprises commercial	15,972	12	(182)	15,802	16,212	9	(190)	16,031
Total	$27,940	$29	$(393)	$27,576	$28,714	$40	$(419)	$28,335
 ____________
(1) Excludes accrued interest receivable of $70 and $72 as of March 31, 2024 and December 31, 2023, respectively.

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

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$550	$544	$680	$668
Due after one year through five years	736	739	736	740
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	1,346	1,343	1,476	1,468
Mortgage-backed securities	26,594	26,233	27,238	26,867
Total	$27,940	$27,576	$28,714	$28,335
____________

(1) Excludes accrued interest receivable of $70 and $72 as of March 31, 2024 and December 31, 2023, respectively.

Allowance For Credit Loss on Available-for-sale and Held-to-maturity Securities

The Bank has not established an allowance for credit loss on any of its available-for-sale and held-to-maturity securities as of March 31, 2024 and December 31, 2023, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2024	As of December 31, 2023
Due in one year or less	$69,910	$70,501
Due after one year through two years	8,539	6,038
Due after two years through three years	4,158	5,375
Due after three years through four years	3,415	3,075
Due after four years through five years	5,904	7,544
Due after five years	5,272	4,415
Total par value	97,198	96,948
Deferred prepayment fees	5	10
Discounts	(1)	(1)
Hedging adjustments	(592)	(349)
Total (1)	$96,610	$96,608
___________
(1) Carrying amounts exclude accrued interest receivable of $533 and $577 as of March 31, 2024 and December 31, 2023, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of March 31, 2024	As of December 31, 2023
Due or convertible in one year or less	$72,759	$72,951
Due or convertible after one year through two years	8,469	6,154
Due or convertible after two years through three years	3,690	5,117
Due or convertible after three years through four years	3,288	3,040
Due or convertible after four years through five years	4,032	5,584
Due or convertible after five years	4,960	4,102
Total par value	$97,198	$96,948

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2024	As of December 31, 2023
Fixed-rate:
Due in one year or less	$16,525	$17,162
Due after one year	21,258	22,100
Total fixed-rate	37,783	39,262
Variable-rate:
Due in one year or less	53,385	53,339
Due after one year	6,030	4,347
Total variable-rate	59,415	57,686
Total par value	$97,198	$96,948

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $70,323, or 72.4 percent of total advances, and $70,499, or 72.7 percent of total advances, as of March 31, 2024 and December 31, 2023, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2024 and December 31, 2023. No advance was past due, on nonaccrual status, or considered impaired as of March 31, 2024 and December 31, 2023. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2024	As of December 31, 2023
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	99	102
Total unpaid principal balance	100	103
Total mortgage loans held for portfolio (1)	100	103
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$100	$103
____________
(1) Excludes accrued interest receivable that was not material for the reported periods.

The following table presents mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2024	As of December 31, 2023
Conventional mortgage loans	$91	$94
Government-guaranteed or insured mortgage loans	9	9
Total unpaid principal balance	$100	$103

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of March 31, 2024	As of December 31, 2023
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	2	2
Total past due mortgage loans	5	5
Current mortgage loans	86	89
Total conventional mortgage loans	$91	$94
____________
(1) Amortized cost excludes accrued interest receivable that was not material for the reported periods.

The following tables present the other delinquency statistics for all mortgage loans.

	As of March 31, 2024
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.27%	2.59%	2.30%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$2	$—	$2

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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of March 31, 2024 and December 31, 2023, none of the conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The Bank offers loan modification programs for its conventional mortgage loans programs. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts, or a combination of these types. There were no write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2024	As of December 31, 2023
Fixed-rate	$64,926	$74,641
Simple variable-rate	48,724	38,288
Step up/down	3,721	4,124
Total par value	$117,371	$117,053

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2024		As of December 31, 2023
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$88,286	4.68	$84,908	4.77
Due after one year through two years	12,781	2.85	12,584	2.71
Due after two years through three years	9,768	1.77	9,736	1.66
Due after three years through four years	4,053	3.29	6,172	2.70
Due after four years through five years	1,397	3.06	2,552	3.06
Due after five years	1,086	3.21	1,101	3.07
Total par value	117,371	4.16	117,053	4.13
Premiums	11		12
Discounts	(12)		(13)
Hedging adjustments	(1,446)		(1,452)
Total	$115,924		$115,600

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2024	As of December 31, 2023
Noncallable	$72,950	$52,117
Callable	44,421	64,936
Total par value	$117,371	$117,053

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2024	As of December 31, 2023
Due or callable in one year or less	$111,215	$110,423
Due or callable after one year through two years	2,617	2,691
Due or callable after two years through three years	1,437	1,776
Due or callable after three years through four years	690	451
Due or callable after four years through five years	1,006	1,307
Due or callable after five years	406	405
Total par value	$117,371	$117,053

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2024	$15,816	$16,215	5.02
As of December 31, 2023	$25,972	$26,241	5.25

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Affordable Housing Program and Voluntary Housing Contributions

In addition to the required Affordable Housing Program (AHP) assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary housing contributions. In January 2024, the Bank’s board of directors authorized $36 in voluntary housing contributions for 2024 consisting of $23 in voluntary AHP non-statutory contributions and $13 in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2024.

The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP non-statutory contributions:

	For the Three Months Ended March 31,
	2024	2023
Balance, beginning of year	$108	$59
AHP assessment	22	14
Voluntary AHP non-statutory contributions	5	—
Subsidy usage, net	(11)	(10)
Balance, end of period	$124	$63

The following table presents voluntary housing contributions reported in noninterest expense as “Voluntary housing contributions” on the Statements of Income which were allocated as follows:

	For the Three Months Ended March 31,
	2024	2023
AHP Homeownership Set-aside Program	$3	$—
AHP General Fund	2	—
Total voluntary housing contributions	$5	$—

Note 8—Capital

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2024		As of December 31, 2023
	Required	Actual	Required	Actual
Risk-based capital	$1,243	$8,245	$1,288	$8,121
Total regulatory capital ratio	4.00%	5.77%	4.00%	5.33%
Total regulatory capital (1)	$5,712	$8,245	$6,095	$8,121
Leverage capital ratio	5.00%	8.66%	5.00%	7.99%
Leverage capital	$7,140	$12,368	$7,619	$12,182
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2024 and 2023.

	2024		2023
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$117	7.35	$78	6.37

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Accumulated Other Comprehensive Income (Loss)

The following table presents the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(34)	$—	$(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	17	—	17
Balance, March 31, 2023	$(17)	$—	$(17)

Balance, December 31, 2023	$(5)	$—	$(5)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	8	—	8
Balance, March 31, 2024	$3	$—	$3

e
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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 13—Derivatives and Hedging Activities to the 2023 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2024			As of December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps (1)	$101,574	$312	$1,566	$107,578	$215	$1,603
Derivatives not designated as hedging instruments:
Interest-rate swaps (1)	71	2	1	69	2	1
Interest-rate caps or floors	4,000	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	4,071	2	1	4,069	2	1
Total derivatives before netting and collateral adjustments	$105,645	314	1,567	$111,647	217	1,604
Netting adjustments and cash collateral (2)		110	(1,540)		306	(1,599)
Derivative assets and derivative liabilities		$424	$27		$523	$5
___________
(1) Includes variation margin for daily settled contracts of negative $721 and negative $503 as of March 31, 2024 and December 31, 2023, respectively.
(2) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $1,651 and $1,921 as of March 31, 2024 and December 31, 2023, respectively. Cash collateral received including accrued interest, was $2 and $15 as of March 31, 2024 and December 31, 2023, respectively.

The following tables present the net gains (losses) on fair value hedging relationships.

For the Three Months Ended March 31,

	For the Three Months Ended March 31,
	2024				2023
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,466	$35	$(1,620)	$(294)	$1,507	$14	$(1,360)	$(516)
Changes in fair value:
Hedged items (2)	$(250)	$(42)	$136	$15	$229	$1	$(370)	$(18)
Derivatives	255	42	9	(15)	(237)	(1)	449	16
Net changes in fair value	5	—	145	—	(8)	—	79	(2)
Net interest settlements on derivatives (1) (2)	133	6	(330)	(1)	90	—	(285)	(2)
Amortization/accretion of active hedging relationships	—	—	(141)	—	2	—	(76)	—
Other	(1)	—	(2)	(1)	(1)	—	(1)	—
Total net interest income effect from fair value hedging relationships	$137	$6	$(328)	$(2)	$83	$—	$(283)	$(4)
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

	As of March 31, 2024
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$24,650	$2,428	$62,823	$10,277
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(586)	$17	$(1,431)	$(11)
Basis adjustments for discontinued hedging relationships included in amortized cost	(6)	—	(15)	—
Total amounts of fair value hedging basis adjustments	$(592)	$17	$(1,446)	$(11)

	As of December 31, 2023
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$25,175	$2,455	$71,637	$6,862
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(339)	$59	$(1,436)	$3
Basis adjustments for discontinued hedging relationships included in amortized cost	(10)	—	(16)	—
Total amounts of fair value hedging basis adjustments	$(349)	$59	$(1,452)	$3
___________
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

For the Three Months Ended March 31,
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

	As of March 31, 2024		As of December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$299	$1,554	$200	$1,592
Cleared derivatives	15	13	17	12
Total gross recognized amount	314	1,567	217	1,604
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(299)	(1,527)	(190)	(1,587)
Cleared derivatives	409	(13)	496	(12)
Total gross amounts of netting adjustments and cash collateral	110	(1,540)	306	(1,599)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	—	27	10	5
Cleared derivatives	424	—	513	—
Total net amounts after netting adjustments and cash collateral	424	27	523	5
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	—	27	10	5
Cleared derivatives	424	—	513	—
Total net unsecured amount	$424	$27	$523	$5

Note 11—Estimated Fair Values

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of March 31, 2024 and December 31, 2023.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2024 and December 31, 2023. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2024 and December 31, 2023. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2024
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$89	$89	$89	$—	$—
Interest-bearing deposits	1,701	1,701	—	1,701	—
Securities purchased under agreements to resell	6,000	6,000	—	6,000	—
Federal funds sold	6,760	6,760	—	6,760	—
Available-for-sale securities (1)	2,431	2,431	—	2,431	—
Held-to-maturity securities	27,940	27,576	—	27,576	—
Advances	96,610	96,662	—	96,662	—
Mortgage loans held for portfolio, net	100	96	—	96	—
Accrued interest receivable	623	623	—	623	—
Derivative assets (1)	424	424	—	314	110
Grantor trust assets (included in Other assets) (1)	27	27	27	—	—
Liabilities:
Interest-bearing deposits	1,718	1,718	—	1,718	—
Consolidated obligations, net:
Discount notes	15,816	15,813	—	15,813	—
Bonds	115,924	115,688	—	115,688	—
Accrued interest payable	857	857	—	857	—
Derivative liabilities (1)	27	27	—	1,567	(1,540)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,038,838 and $1,061,022 as of March 31, 2024 and December 31, 2023, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2024 and December 31, 2023. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2024 and December 31, 2023.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2024			As of December 31, 2023
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,361	$10,436	$18,797	$8,086	$7,557	$15,643
Unsettled consolidated obligation bonds, at par (2)	1,750	—	1,750	—	—	—
____________
(1)“Expire Within One Year” includes 21 standby letters of credit for a total of $30 as of March 31, 2024 and December 31, 2023, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $31 and $26 as of March 31, 2024 and December 31, 2023, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statement of Condition for these commitments as of March 31, 2024 and December 31, 2023.
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

	As of March 31, 2024
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,197	21.21	$24,701	25.41	$—	—
Bank of America, National Association	862	15.27	17,754	18.27	—	0.01

	As of December 31, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,197	21.38	$24,701	25.48	$—	—
Bank of America, National Association	850	15.19	17,504	18.05	—	0.01

Note 14—Subsequent Events

On April 25, 2024, the Bank’s board of directors approved a first quarter 2024 cash dividend at an annualized rate of 7.35 percent. The Bank paid the first quarter 2024 dividend on May 2, 2024, in the amount of $108.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q (Report) may be “forward-looking statements”, which include statements with respect to the plans, objectives, expectations, estimates, and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which are beyond the Bank’s control and may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are forward-looking statements. The reader can identify these forward-looking statements through the use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target” and other similar words and expressions of the future.

Forward-looking statements may include statements related to, among others, the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; changes to minimum capital requirements from members; the impact of changes in product offerings and demand; the impact changes in Nationally Recognized Statistical Rating Organization (NRSRO) ratings may have on the Bank’s investments, product offerings and pricing; voluntary housing contributions; the impact of housing reform and other legislative or regulatory changes, the impact of prospective regulatory changes on the Bank or its members, including those expected as a result of the “FHLBank System at 100: Focusing on the Future” report issued by the Finance Agency in November, 2023. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure, voluntary programs and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological, housing reform, regulatory changes, various market factors, as well as the risk factors provided under Item 1A of the Bank’s Form 10-K, and in the Bank’s other filings with the SEC from time to time, and elsewhere in this Report.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2024 and December 31, 2023, and results of operations for the first quarter of 2024 and 2023. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2023.

Executive Summary

Business Overview

The material factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s Form 10-K. The Bank considers macroeconomic drivers in its strategic planning process and business models. External factors such as interest rates, liquidity levels at member institutions, fiscal and monetary policies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

On November 7, 2023, the Finance Agency released its FHLBank System at 100: Focusing on the Future report. In the report, the Finance Agency presented their review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of their vision for the future of the FHLBank System, some of which may be enacted by the Finance Agency by way of regulatory guidance or proposed rulemaking, some of which call for further study, and some of which would require legislative action. The Bank is monitoring Finance Agency forthcoming and announced actions in order to assess any impact those may have on the Bank’s financial condition and results of operations. For a further discussion on the report, see “Legislative and Regulatory Developments” section below.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions). These items are discussed in more detail below.

			Change
	As of March 31, 2024	As of December 31, 2023	Amount	Percent
Total assets	$142,803	$152,370	$(9,567)	(6.28)
Total liabilities	134,555	144,254	(9,699)	(6.72)
Total capital	8,248	8,116	132	1.63

•Total assets decreased primarily due to a $9.4 billion, or 17.3 percent, decrease in total investments. The decrease in total investments was primarily related to additional liquidity investments that were held as of December 31, 2023.

•Total liabilities decreased primarily due to a $9.8 billion, or 6.94 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the period.

•Total capital increased primarily due to an increase in the Bank’s retained earnings.

Results of Operations

The following table presents the Bank’s significant income items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
Net interest income	$254	$174	$80	46.01
Noninterest income (loss)	6	(1)	7	*
Noninterest expense	44	36	8	22.47
Affordable Housing Program assessment	22	14	8	58.13
Net income	$194	$123	$71	58.16
__________
* Not meaningful

•For the first quarter of 2024, the increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities.

•Average advance balances were $103.0 billion for the first quarter of 2024, compared to $127.6 billion for the same period in 2023. The decrease in average advance balances for the first quarter of 2024 was primarily due to market liquidity concerns that occurred during the first quarter of 2023, which increased advance demand from the Bank’s members in the prior year.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended March 31,
	2024	2023	Change
Return on average equity	9.24%	5.92%	3.32
Average daily SOFR	5.31	4.50	0.81
Return on average equity spread to average daily SOFR	3.93	1.42	2.51
Net yield on interest-earning assets	0.66	0.39	0.27

•The increase in return on average equity (ROE) was primarily due to the increase in net income during the period.

•For the first quarter of 2024, compared to the same period in 2023, ROE increased more than the increase in average daily SOFR.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2024		As of December 31, 2023		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$96,610	67.65	$96,608	63.40	$2	—
Investment securities	30,371	21.27	31,164	20.45	(793)	(2.54)
Other investments	14,461	10.13	23,043	15.12	(8,582)	(37.24)
Mortgage loans, net	100	0.07	103	0.07	(3)	(3.05)
Other assets	1,261	0.88	1,452	0.96	(191)	(13.27)
Total assets	$142,803	100.00	$152,370	100.00	$(9,567)	(6.28)
Consolidated obligations, net:
Discount notes	$15,816	11.75	$25,972	18.00	$(10,156)	(39.10)
Bonds	115,924	86.15	115,600	80.14	324	0.28
Deposits	1,718	1.28	1,568	1.09	150	9.53
Other liabilities	1,097	0.82	1,114	0.77	(17)	(1.61)
Total liabilities	$134,555	100.00	$144,254	100.00	$(9,699)	(6.72)
Capital stock	$5,644	68.43	$5,597	68.96	$47	0.85
Retained earnings	2,601	31.53	2,524	31.10	77	3.05
Accumulated other comprehensive income (loss)	3	0.04	(5)	(0.06)	8	164.80
Total capital	$8,248	100.00	$8,116	100.00	$132	1.63

Advances

Total advances remained relatively stable as of March 31, 2024, compared to December 31, 2023. A significant percentage of advances originated during the first three months of 2024 were short-term advances.

As of March 31, 2024, 38.9 percent of the Bank’s advances were fixed-rate, compared to 40.5 percent as of December 31, 2023. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2024 and December 31, 2023, 65.8 percent and 64.9 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 91.6 percent and 6.26 percent, respectively of the Bank’s variable-rate advances as of March 31, 2024. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2024		As of December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$59,415	61.13	$57,686	59.50
Fixed rate (1)	34,399	35.39	36,187	37.33
Convertible	3,039	3.13	2,693	2.78
Principal reducing credit	345	0.35	382	0.39
Total par value	$97,198	100.00	$96,948	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of March 31, 2024	As of December 31, 2023	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$2,188	$2,203	$(15)	(0.68)
Mortgage-backed securities:
Government-sponsored enterprises commercial	243	247	(4)	(1.64)
Total available-for-sale securities	2,431	2,450	(19)	(0.78)
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	1,345	1,475	(130)	(8.81)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,517	2,715	(198)	(7.29)
Government-sponsored enterprises residential	8,105	8,311	(206)	(2.48)
Government-sponsored enterprises commercial	15,972	16,212	(240)	(1.48)
Total held-to-maturity mortgage-backed securities:	26,594	27,238	(644)	(2.36)
Total held-to-maturity securities	27,940	28,714	(774)	(2.70)
Total investment securities	30,371	31,164	(793)	(2.54)
Other investments:
Interest-bearing deposits	1,701	1,833	(132)	(7.17)
Securities purchased under agreements to resell	6,000	12,500	(6,500)	(52.00)
Federal funds sold	6,760	8,710	(1,950)	(22.39)
Total other investments	14,461	23,043	(8,582)	(37.24)
Total investments	$44,832	$54,207	$(9,375)	(17.29)

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it intends to purchase the securities. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases. As of March 31, 2024 these investments were 325 percent of the Bank’s regulatory capital. The Bank is not required to sell any previously purchased MBS, however, the Bank will be precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from member participating financial institutions and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2023 to March 31, 2024 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of March 31, 2024 and December 31, 2023. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2024	As of December 31, 2023
Florida	22.34	22.24
South Carolina	21.05	21.12
Virginia	11.58	11.55
Georgia	10.56	10.92
North Carolina	7.82	7.83
All other	26.65	26.34
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2023 to March 31, 2024 was primarily a result of decreased funding and liquidity needs during the period. Consolidated obligation issuances financed 92.3 percent of the $142.8 billion in total assets as of March 31, 2024, a slight decrease from the financing ratio of 92.9 percent as of December 31, 2023.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2024 and December 31, 2023, 93.2 percent and 92.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, 65.7 percent and 26.6 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 8—Capital to the Bank’s interim financial statements.
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

The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On May 7, 2024, the Bank received notification from the Finance Agency that, based on March 31, 2024 data, it will recommend to the Director that the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of March 31, 2024, the Bank was in compliance with this ratio.

The Bank’s financial management policy and capital plan are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital and in Note 10 - Capital to the Bank’s audited financial statements for the year ended on December 31, 2023, respectively, both included in the Bank’s Form 10-K.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations.

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $187 million and $204 million for the first quarter of 2024 and 2023, respectively.

Below are the primary factors that impacted net interest income and net income for the first quarter of 2024, compared to the same period of 2023:
•For the first quarter of 2024, the increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities.

•Average advance balances were $103.0 billion for the first quarter of 2024, compared to $127.6 billion for the same period in 2023. The decrease in average advance balances for the first quarter of 2024 was primarily due to market liquidity concerns that occurred during the first quarter of 2023, which increased advance demand from the Bank’s members in the prior year.

The following tables present the change in interest income and expense due to volume or rate variance for the first quarter of 2024 and 2023 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss).” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets for the first quarter of 2024 was 66 basis points, compared to 39 basis points for the same period in 2023. The increase in the Bank’s net yield on interest-earning assets was primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities. The overall changes in net interest income during the first quarter of 2024, compared to the same period in 2023, was primarily rate related.

For the Three Months Ended March 31,	Change due to

	For the Three Months Ended March 31,						Change due to
	2024			2023
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,397	$46	5.49	$4,246	$50	4.69	$(12)	$8	$(4)
Securities purchased under agreements to resell	5,725	77	5.39	7,478	83	4.52	(21)	15	(6)
Federal funds sold	12,625	170	5.41	12,948	147	4.59	(4)	27	23
Investment securities (2)	30,690	432	5.66	26,452	285	4.37	51	96	147
Advances (3)	102,963	1,466	5.72	127,559	1,507	4.79	(319)	278	(41)
Mortgage loans (4)	102	1	5.17	118	2	5.22	(1)	—	(1)
Loans to other FHLBanks	—	—	—	34	—	4.64	—	—	—
Total interest-earning assets	155,502	2,192	5.67	178,835	2,074	4.70	(306)	424	118
Noninterest-earning assets	1,700			1,339
Total assets	$157,202			$180,174
Liabilities and Capital
Interest-bearing deposits (5)	$1,828	24	5.24	$2,143	24	4.55	(4)	4	—
Consolidated obligations, net:
Discount notes	21,881	294	5.40	45,387	516	4.61	(303)	81	(222)
Bonds	121,924	1,620	5.34	120,762	1,360	4.57	13	247	260
Total interest-bearing liabilities	145,633	1,938	5.35	168,292	1,900	4.58	(294)	332	38
Noninterest -bearing liabilities	3,124			3,470
Total capital	8,445			8,412
Total liabilities and capital	$157,202			$180,174
Interest-rate spread			0.32			0.12
Average interest-earning assets to interest-bearing liabilities			106.78			106.26
Net yield on interest-earning assets (7)	$155,502	$254	0.66	$178,835	$174	0.39
Changes in net interest income							$(12)	$92	$80
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (dollars in millions).

	For the Three Months Ended March 31, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$—	$—	$(141)	$—	$(141)
Net changes in fair value hedges	5	—	145	—	150
Net interest settlements on derivatives (1)	133	6	(330)	(1)	(192)
Price alignment amount (2)	(8)	—	—	(1)	(9)
Amortization or accretion of inactive hedging relationships	7	—	(2)	—	5
Total effect on net interest income	$137	$6	$(328)	$(2)	$(187)

	For the Three Months Ended March 31, 2023
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$2	$(76)	$—	$(74)
Net changes in fair value hedges	(8)	79	(2)	69
Net interest settlements on derivatives (1)	90	(285)	(2)	(197)
Price alignment amount (2)	(7)	—	—	(7)
Amortization or accretion of inactive hedging relationships	6	(1)	—	5
Total effect on net interest income	$83	$(283)	$(4)	$(204)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)This amount is for derivatives for which variation margin is characterized as daily settled contract.

For the Nine Months Ended September 30, 2023

For the Nine Months Ended September 30, 2022
Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
Standby letters of credit fees	$4	$2	$2	75.21
Other	2	(3)	5	143.24
Total noninterest income (loss)	$6	$(1)	$7	*
__________
* Not meaningful
Noninterest Expense and Affordable Housing Program (AHP) Assessment

In January 2024, the Bank’s board of directors authorized $36 million in voluntary housing contributions for 2024 consisting of $23 million in voluntary AHP non-statutory contributions and $13 million in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2024.

During the first quarter of 2024, voluntary housing contributions to the AHP Homeownership Set-aside Program of $3 million and AHP General Fund of $2 million were expensed and reported as “Voluntary housing contributions” in noninterest expense.

The Bank records statutory AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Statements of Condition (at period end)
Total assets	$142,803	$152,370	$163,381	$174,256	$223,944
Advances	96,610	96,608	108,091	112,380	164,658
Investments (1)	44,832	54,207	53,839	58,429	55,764
Mortgage loans held for portfolio, net	100	103	107	111	116
Consolidated obligations, net (2)	131,740	141,572	151,535	162,993	210,640
Total Capital stock Class B putable	5,644	5,597	6,165	5,544	7,752
Retained earnings	2,601	2,524	2,454	2,403	2,328
Accumulated other comprehensive income (loss)	3	(5)	—	(2)	(17)
Total capital	8,248	8,116	8,619	7,945	10,063
Statements of Income (for the period ended)
Net interest income	254	241	240	234	174
Standby letters of credit fees	4	4	2	2	2
Net income	194	174	178	174	123
Performance Ratios (%)
Return on average equity (3)	9.24	7.83	8.76	7.23	5.92
Return on assets (4)	0.50	0.41	0.43	0.33	0.28
Net yield on interest-earning assets	0.66	0.58	0.59	0.45	0.39
Interest-rate spread	0.32	0.24	0.26	0.18	0.12
Regulatory capital ratio (at period end) (5)	5.77	5.33	5.28	4.56	4.50
Total average equity to average assets	5.37	5.27	4.96	4.53	4.67
Dividend payout ratio (6)	60.37	60.01	71.16	56.82	63.36
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

March 31, 2024	$1,038,838
December 31, 2023	1,061,022
September 30, 2023	1,075,756
June 30, 2023	1,174,681
March 31, 2023	1,264,394
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first quarter of 2024.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first quarter of 2024.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first quarter of 2024.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$107	$15
Investing activities	9,373	(69,443)
Financing activities	(9,533)	71,459
Net change in cash and due from banks	$(53)	$2,031

The primary drivers that can impact net operating cash flows are fluctuations in net income and changes in certain adjustments to net income which may include amortization, accretion, derivative and hedging activities, and other adjustments.

•The Bank recorded net income of $194 million for the first quarter of 2024 compared to net income of $123 million for the same period in 2023.

•The Bank recorded net accretion of $232 million and net amortization of $40 million for the first quarter of 2024 and 2023, respectively. The change was primarily driven by an increase in interest expenses related to consolidated obligation discount notes during the first quarter of 2023.

•The Bank recorded a net positive change of $142 million in derivative and hedging activities for the first quarter of 2024 compared to a net negative change of $165 million in derivative and hedging activities for the same period in 2023. The change in derivative and hedging activities was primarily driven by the change in interest rates.

•The Bank recorded a positive change of $52 million and a negative change of $237 million for the first quarter of 2024 and 2023, respectively, in accrued interest receivable. The change in accrued interest receivable was primarily driven by the change in interest rates and an increase in advances during the first quarter of 2023.

•The Bank recorded a negative change of $45 million and a positive change of $252 million for the first quarter of 2024 and 2023, respectively, in accrued interest payable. The change in accrued interest payable was primarily driven by the change in interest rates and an increase in consolidated obligations during the first quarter of 2023.

Net cash provided by (used in) investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated a total of $76.6 billion of advances and collected $76.4 billion of advances principal for the first quarter of 2024 compared to $197.0 billion and $142.1 billion, respectively, for the same period in 2023.

•The Bank did not purchase any investment securities during the first quarter of 2024 and received proceeds from principal collected of $775 million during the first quarter of 2024 compared to $4.1 billion and $450 million, respectively, for the same period in 2023.

• For the first quarter of 2024, the Bank recorded a net change of positive $8.9 billion related to liquidity investments compared to a net change of negative $11.0 billion for the same period in 2023.

Net cash provided by (used in) financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.

•The Bank issued $71.0 billion in consolidated obligations and paid $80.6 billion for maturing and retiring consolidated obligations for the first quarter of 2024, compared to $245.2 billion and $176.6 billion, respectively, for the same period in 2023.

Anticipated Cash Expenditures

As of March 31, 2024, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2024 and December 31, 2023, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the FHLBanks had $1,172.4 billion in aggregate par value of consolidated obligations issued and outstanding, $133.6 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of March 31, 2024.
Refer to Note 12—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Finance Agency’s Review and Analysis of the FHLBank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects to continue a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the report and the Bank is not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLBank System in the future. The Bank plans to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positions to serve the Bank’s members and their communities. For a further discussion of the report and related risks, see, respectively, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments and Item 1A Risk Factors, each included in the Bank’s Form 10-K.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Bank is continuing its review of the final rule and evaluating the impact it may have on the Bank and its operations.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in their annual reports (Final Rules). Following several petitions seeking judicial review of the Final Rules, on April 4, 2024, the SEC has determined to exercise its discretion to stay the Final Rules pending the completion of judicial review to avoid regulatory uncertainty for registrants subject to the Final Rules’ requirements during the pendency of the challenges to their validity. As issued, the Final Rules will require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. The Bank will be subject to the requirements of the Final Rules applicable to the Bank beginning for its annual report for fiscal year 2027. The Bank continues to review the Final Rules and their impact on the Bank’s financial condition and results of operations, including the possible effect on costs and complexities associated with its SEC reporting.

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

	As of March 31, 2024		As of December 31, 2023
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	291	$78,919	323	$84,969
102	51	17,802	51	11,577
103	12	366	14	318
104	2	111	3	84
Total	356	$97,198	391	$96,948
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of March 31, 2024, and their total outstanding advance and standby letters of credit balance was $13.7 billion and $810 million, respectively, as of March 31, 2024.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2024 and December 31, 2023. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2024	$97,198	$403,647	59.73	18.89	21.38
As of December 31, 2023	96,948	392,828	60.22	17.89	21.89
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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law. Most members provide the Bank with a blanket lien covering substantially all of the member’s real estate-related assets and their consent for the Bank to file a financing statement evidencing the blanket lien. The Bank requires delivery of cash and securities pledged to the Bank as collateral. Delivery of loan collateral is also required when pledged by insurance company, community development financial institution, or housing associate members. For most commercial bank and credit union members, delivery of loan collateral is not required. The Bank periodically works with commercial bank and credit union members to release collateral from the Bank’s lien to permit such members to pledge those assets to support borrowings, or potential borrowings, from the Federal Reserve Banks’ discount window.
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2024 and December 31, 2023.

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

	As of March 31, 2024
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	1,000	—	—	1,000
Finland	1,255	—	—	1,255
France	600	—	—	600
Germany	505	—	—	505
Netherlands	500	—	—	500
Sweden	745	—	—	745
United States of America	1,255	1,701	3	2,959
Total	$6,760	$1,701	$3	$8,464

	As of December 31, 2023
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	3,085	—	—	3,085
Finland	800	—	—	800
France	500	—	—	500
Germany	750	—	—	750
United Kingdom	500	—	—	500
United States of America	2,175	1,833	8	4,016
Total	$8,710	$1,833	$8	$10,551
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $8.5 billion as of March 31, 2024 from $10.5 billion as of December 31, 2023. As of March 31, 2024, Australia & New Zealand Banking Group (Australia), Nordea Bank Abp (Finland), and Toronto Dominion Bank (Canada) each represented greater than 10 percent and collectively represented 37.3 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2024, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of March 31, 2024 (dollars in millions), based on their credit ratings as of March 31, 2024. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of March 31, 2024
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$2,188	$—	$—	$2,188
State or local housing agency debt obligations	—	1	—	—	1
Government-sponsored enterprises debt obligations	—	1,345	—	—	1,345
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,517	—	—	2,517
Government-sponsored enterprises residential	—	8,105	—	—	8,105
Government-sponsored enterprises commercial	494	15,721	—	—	16,215
Total mortgage-backed securities	494	26,343	—	—	26,837
Total investment securities	494	29,877	—	—	30,371
Other investments:
Interest-bearing deposits	—	3	1,698	—	1,701
Securities purchased under agreements to resell	—	5,500	500	—	6,000
Federal funds sold	—	1,255	4,750	755	6,760
Total other investments	—	6,758	6,948	755	14,461
Total investments	$494	$36,635	$6,948	$755	$44,832

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale sale securities as of March 31, 2024.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2024 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of March 31, 2024.

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

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of March 31, 2024. Refer to Note 10 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of March 31, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$2,011	$1	$(1)	$—
Cleared derivatives	40,048	2	422	424
Liability positions with credit exposure:
Cleared derivatives	54	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	42,113	3	421	424
Member institutions (1)	11	—	—	—
Total	$42,124	$3	$421	$424

	As of December 31, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$255	$3	$(3)	$—
Cleared derivatives	35,269	5	508	513
Liability positions with credit exposure:
Single-A	39,344	(658)	662	4
Triple-B	13,517	(359)	365	6
Cleared derivatives	54	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	88,439	(1,009)	1,532	523
Member institutions (1)	11	—	—	—
Total	$88,450	$(1,009)	$1,532	$523
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
The allowance for credit losses on mortgage loans was not material as of March 31, 2024 and December 31, 2023.

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

			As of March 31, 2024	As of December 31, 2023
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$21,473	$21,270
		Non-qualifying hedges	10	2
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	3,038	2,693
		Non-qualifying hedges	—	5
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	347	1,502
		Total	24,868	25,472
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	2,350	2,350
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	239	239
		Total	2,589	2,589
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	19,748	9,103
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	44,206	63,671
		Total	63,954	72,774
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	10,173	6,750
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	4,000	4,000
		Total	4,040	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	21	22
Total notional amount			$105,645	$111,647

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2024			As of December 31, 2023
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.16	0.20	0.28	0.17	0.17	0.24
Liabilities	0.12	0.11	0.10	0.13	0.12	0.10
Equity	0.81	1.80	3.54	0.92	1.20	2.97
Effective duration gap	0.04	0.09	0.18	0.04	0.05	0.14

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions).

	As of March 31, 2024			As of December 31, 2023
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$144,049	$143,553	$142,860	$153,624	$153,132	$152,509
Liabilities	136,055	135,734	135,459	145,932	145,574	145,253
Equity	7,994	7,819	7,401	7,692	7,558	7,256

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

As of March 31, 2024, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2024, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	May 10, 2024	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	May 10, 2024	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer