Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Atlanta
filed 2024-11-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2024 was 58,208,978.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of September 30, 2024	As of December 31, 2023
Assets
Cash and due from banks	$34	$142
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of September 30, 2024 and December 31, 2023)	1,482	1,833
Securities purchased under agreements to resell	6,500	12,500
Federal funds sold	9,018	8,710
Investment securities:
Available-for-sale securities (amortized cost of $4,710 and $2,455 as of September 30, 2024 and December 31, 2023, respectively)	4,703	2,450
Held-to-maturity securities (fair value of $25,959 and $28,335 as of September 30, 2024 and December 31, 2023, respectively)	26,179	28,714
Total investment securities	30,882	31,164
Advances	86,536	96,608
Mortgage loans held for portfolio, net	93	103
Accrued interest receivable	530	673
Derivative assets	598	523
Other assets, net	120	114
Total assets	$135,793	$152,370
Liabilities
Interest-bearing deposits	$2,543	$1,568
Consolidated obligations, net:
Discount notes	13,541	25,972
Bonds	110,873	115,600
Total consolidated obligations, net	124,414	141,572
Accrued interest payable	705	902
Affordable Housing Program payable	147	108
Derivative liabilities	25	5
Other liabilities	99	99
Total liabilities	127,933	144,254
Commitments and contingencies (Note 12)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10,436,184 and 9,908,193 as of September 30, 2024 and December 31, 2023, respectively	1,044	991
Subclass B2 issued and outstanding shares: 40,963,701 and 45,897,094 as of September 30, 2024 and December 31, 2023, respectively	4,096	4,590
Subclass B3 issued and outstanding shares: 188,695 and 159,192 as of September 30, 2024 and December 31, 2023, respectively	19	16
Total capital stock Class B putable	5,159	5,597
Retained earnings:
Restricted	885	781
Unrestricted	1,823	1,743
Total retained earnings	2,708	2,524
Accumulated other comprehensive loss	(7)	(5)
Total capital	7,860	8,116
Total liabilities and capital	$135,793	$152,370

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Advances	$1,267	$1,546	$4,242	$5,091
Interest-bearing deposits	43	58	136	166
Securities purchased under agreements to resell	87	85	240	276
Federal funds sold	179	193	534	524
Available-for-sale securities	49	19	120	49
Held-to-maturity securities	388	355	1,176	961
Mortgage loans	2	2	4	5
Total interest income	2,015	2,258	6,452	7,072
Interest expense
Consolidated obligations:
Discount notes	230	323	821	1,362
Bonds	1,537	1,667	4,838	4,986
Interest-bearing deposits	27	28	77	76
Total interest expense	1,794	2,018	5,736	6,424
Net interest income	221	240	716	648
Noninterest income (loss)
Net losses on derivatives	—	(4)	—	(2)
Standby letters of credit fees	5	2	13	6
Other, net	1	—	4	(2)
Total noninterest income (loss)	6	(2)	17	2
Noninterest expense
Compensation and benefits	21	22	62	61
Other operating expenses	15	13	40	36
Federal Housing Finance Agency	3	3	10	9
Office of Finance	2	1	7	6
Voluntary housing contributions	18	—	33	7
Other, net	1	1	2	3
Total noninterest expense	60	40	154	122
Income before assessment	167	198	579	528
Affordable Housing Program assessment	17	20	58	53
Net income	$150	$178	$521	$475

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$150	$178	$521	$475
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(7)	2	(2)	34
Total other comprehensive income (loss)	(7)	2	(2)	34
Total comprehensive income	$143	$180	$519	$509

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2023	55	$5,544	$711	$1,692	$2,403	$(2)	$7,945
Issuance of capital stock	27	2,718	—	—	—	—	2,718
Repurchase/redemption of capital stock	(20)	(2,097)	—	—	—	—	(2,097)
Comprehensive income	—	—	35	143	178	2	180
Cash dividends on capital stock	—	—	—	(127)	(127)	—	(127)
Balance, September 30, 2023	62	$6,165	$746	$1,708	$2,454	$—	$8,619

Balance, June 30, 2024	55	$5,547	$855	$1,815	$2,670	$—	$8,217
Issuance of capital stock	20	1,887	—	—	—	—	1,887
Repurchase/redemption of capital stock	(23)	(2,275)	—	—	—	—	(2,275)
Comprehensive income (loss)	—	—	30	120	150	(7)	143
Cash dividends on capital stock	—	—	—	(112)	(112)	—	(112)
Balance, September 30, 2024	52	$5,159	$885	$1,823	$2,708	$(7)	$7,860

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646
Issuance of capital stock	104	10,398	—	—	—	—	10,398
Repurchase/redemption of capital stock	(96)	(9,628)	—	—	—	—	(9,628)
Net stock reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	95	380	475	34	509
Cash dividends on capital stock	—	—	—	(304)	(304)	—	(304)
Balance, September 30, 2023	62	$6,165	$746	$1,708	$2,454	$—	$8,619

Balance, December 31, 2023	56	$5,597	$781	$1,743	$2,524	$(5)	$8,116
Issuance of capital stock	65	6,454	—	—	—	—	6,454
Repurchase/redemption of capital stock	(69)	(6,892)	—	—	—	—	(6,892)
Comprehensive income (loss)	—	—	104	417	521	(2)	519
Cash dividends on capital stock	—	—	—	(337)	(337)	—	(337)
Balance, September 30, 2024	52	$5,159	$885	$1,823	$2,708	$(7)	$7,860

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$521	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(173)	(22)
Net change in derivative and hedging activities	(317)	109
Net change in:
Accrued interest receivable	147	(273)
Other assets	(6)	—
Affordable Housing Program payable	39	31
Accrued interest payable	(197)	312
Other liabilities	—	8
Total adjustments	(507)	165
Net cash provided by operating activities	14	640
Investing activities
Net change in:
Interest-bearing deposits	1,005	(294)
Securities purchased under agreements to resell	6,000	(850)
Federal funds sold	(308)	(7,257)
Available-for-sale securities:
Purchases of long-term	(2,173)	(749)
Proceeds from maturities and paydowns	—	1,600
Held-to-maturity securities:
Purchases of long-term	(951)	(6,799)
Proceeds from maturities and paydowns	3,490	1,868
Advances, net	10,432	1,230
Mortgage loans:
Proceeds from principal collected	10	13
Purchases of premises, equipment, and software	(6)	(6)
Net cash provided by (used in) investing activities	17,499	(11,244)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Nine Months Ended September 30,
	2024	2023
Financing activities
Net change in interest-bearing deposits	972	291
Proceeds from issuance of consolidated obligations:
Discount notes	111,138	207,172
Discount notes transferred from other FHLBanks	6	—
Bonds	119,078	154,366
Payments for debt issuance costs	(4)	(7)
Payments for maturing and retiring consolidated obligations:
Discount notes	(123,440)	(201,321)
Discount notes transferred to other FHLBanks	(2)	(11,158)
Bonds	(124,594)	(139,051)
Bonds transferred to other FHLBanks	—	(250)
Proceeds from issuance of capital stock	6,454	10,398
Payments for repurchase/redemption of capital stock	(6,892)	(9,628)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(2)
Cash dividends paid	(337)	(304)
Net cash (used in) provided by financing activities	(17,621)	10,506
Net decrease in cash and due from banks	(108)	(98)
Cash and due from banks at beginning of the period	142	141
Cash and due from banks at end of the period	$34	$43
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,684	$5,828
Affordable Housing Program assessment, net	$37	$28
Noncash investing and financing activities:
Net stock reclassified to mandatorily redeemable capital stock	$—	$2
Held-to-maturity securities acquired with accrued liabilities	$—	$140

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of September 30, 2024 and December 31, 2023. No allowance for credit losses was recorded for these assets as of September 30, 2024 and December 31, 2023. The carrying values of these assets exclude accrued interest receivable that was not material as of September 30, 2024 and December 31, 2023.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2024 and December 31, 2023. The carrying values of securities purchased under agreements to resell exclude accrued interest receivable that was not material as of September 30, 2024 and December 31, 2023.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2023 audited financial statements for a description of all the Bank’s significant accounting policies. The Bank adopted new accounting guidance effective for the annual period ending December 31, 2024, and the interim periods thereafter, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and requires public entities with a single reportable segment to provide all the disclosures required by the new and existing segment disclosure requirements. There have been no other changes to the Bank’s accounting policies as of September 30, 2024.
Note 2—Recently Issued But Not Yet Adopted Accounting Standards

There are no recently issued but not yet adopted accounting standards which may have an impact on the Bank’s financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Investments in Debt Securities

Available-for-sale Securities

The following table presents available-for-sale securities.

	As of September 30, 2024				As of December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,122	$—	$(5)	$4,117	$2,208	$—	$(5)	$2,203
Mortgage-backed securities:
Government-sponsored enterprises commercial	588	1	(3)	586	247	—	—	247
Total	$4,710	$1	$(8)	$4,703	$2,455	$—	$(5)	$2,450
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $27 and $11 as of September 30, 2024 and December 31, 2023, respectively.

The following table presents available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of September 30, 2024
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$4,018	$(5)
Mortgage-backed securities:
Government-sponsored enterprises commercial	335	(3)
Total	$4,353	$(8)

	As of December 31, 2023
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$2,105	$(5)
Mortgage-backed securities:
Government-sponsored enterprises commercial	247	—
Total	$2,352	$(5)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$100	$100	$—	$—
Due after one year through five years	4,022	4,017	2,208	2,203
Total non-mortgage-backed securities	4,122	4,117	2,208	2,203
Mortgage-backed securities	588	586	247	247
Total	$4,710	$4,703	$2,455	$2,450
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $27 and $11 as of September 30, 2024 and December 31, 2023, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

1) A
Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of September 30, 2024				As of December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	795	3	—	798	1,475	4	(12)	1,467
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,217	15	(25)	2,207	2,715	9	(32)	2,692
Government-sponsored enterprises residential	8,262	27	(120)	8,169	8,311	18	(185)	8,144
Government-sponsored enterprises commercial	14,904	16	(136)	14,784	16,212	9	(190)	16,031
Total	$26,179	$61	$(281)	$25,959	$28,714	$40	$(419)	$28,335
 ____________
(1) Excludes accrued interest receivable of $64 and $72 as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. Mortgage-backed securities (MBS) are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$680	$668
Due after one year through five years	736	739	736	740
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	796	799	1,476	1,468
Mortgage-backed securities	25,383	25,160	27,238	26,867
Total	$26,179	$25,959	$28,714	$28,335
____________

(1) Excludes accrued interest receivable of $64 and $72 as of September 30, 2024 and December 31, 2023, respectively.

Allowance For Credit Loss on Available-for-sale and Held-to-maturity Securities

The Bank has not established an allowance for credit loss on any of its available-for-sale and held-to-maturity securities as of September 30, 2024 and December 31, 2023, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2024	As of December 31, 2023
Due in one year or less	$58,940	$70,501
Due after one year through two years	8,439	6,038
Due after two years through three years	4,852	5,375
Due after three years through four years	4,337	3,075
Due after four years through five years	4,609	7,544
Due after five years	5,336	4,415
Total par value	86,513	96,948
Deferred prepayment fees	5	10
Discounts	(1)	(1)
Hedging adjustments	19	(349)
Total (1)	$86,536	$96,608
___________
(1) Carrying amounts exclude accrued interest receivable of $433 and $577 as of September 30, 2024 and December 31, 2023, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of September 30, 2024	As of December 31, 2023
Due or convertible in one year or less	$62,091	$72,951
Due or convertible after one year through two years	7,999	6,154
Due or convertible after two years through three years	4,060	5,117
Due or convertible after three years through four years	3,942	3,040
Due or convertible after four years through five years	3,364	5,584
Due or convertible after five years	5,057	4,102
Total par value	$86,513	$96,948

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2024	As of December 31, 2023
Fixed-rate:
Due in one year or less	$14,819	$17,162
Due after one year	23,327	22,100
Total fixed-rate	38,146	39,262
Variable-rate:
Due in one year or less	44,121	53,339
Due after one year	4,246	4,347
Total variable-rate	48,367	57,686
Total par value	$86,513	$96,948

Advances concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $59,858, or 69.2 percent of total advances, and $70,499, or 72.7 percent of total advances, as of September 30, 2024 and December 31, 2023, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2024 and December 31, 2023. No advance was past due, on nonaccrual status, or considered impaired as of September 30, 2024 and

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

December 31, 2023. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and 2023.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2024	As of December 31, 2023
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	92	102
Total unpaid principal balance	93	103
Total mortgage loans held for portfolio (1)	93	103
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$93	$103
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

The following table presents mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2024	As of December 31, 2023
Conventional mortgage loans	$85	$94
Government-guaranteed or insured mortgage loans	8	9
Total unpaid principal balance	$93	$103

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of September 30, 2024	As of December 31, 2023
Payment status, at amortized cost:(1)
Past due 30-59 days	$1	$2
Past due 60-89 days	1	1
Past due 90 days or more	2	2
Total past due mortgage loans	4	5
Current mortgage loans	81	89
Total conventional mortgage loans	$85	$94
____________
(1) Amortized cost excludes accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the other delinquency statistics for all mortgage loans.

	As of September 30, 2024
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.31%	1.39%	2.23%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$2	$—	$2

	As of December 31, 2023
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.17%	2.43%	2.19%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$2	$—	$2
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of September 30, 2024 and December 31, 2023, none of the conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The Bank offers loan modification programs for its conventional mortgage loans programs. Loan modifications may include temporary interest rate reductions, deferral or temporary reductions in payment, or capitalization of past due amounts, or a combination of these types. There were no write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024. The write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty were not material during the nine months ended September 30, 2023.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2024	As of December 31, 2023
Simple variable-rate	$55,893	$38,288
Fixed-rate	52,318	74,641
Step up/down	3,328	4,124
Total par value	$111,539	$117,053

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2024		As of December 31, 2023
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$90,418	4.38	$84,908	4.77
Due after one year through two years	8,052	1.74	12,584	2.71
Due after two years through three years	8,735	2.55	9,736	1.66
Due after three years through four years	1,768	2.58	6,172	2.70
Due after four years through five years	1,751	3.56	2,552	3.06
Due after five years	815	3.77	1,101	3.07
Total par value	111,539	4.01	117,053	4.13
Premiums	8		12
Discounts	(13)		(13)
Hedging adjustments	(661)		(1,452)
Total	$110,873		$115,600

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2024	As of December 31, 2023
Noncallable	$70,403	$52,117
Callable	41,136	64,936
Total par value	$111,539	$117,053

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2024	As of December 31, 2023
Due or callable in one year or less	$106,321	$110,423
Due or callable after one year through two years	1,627	2,691
Due or callable after two years through three years	1,695	1,776
Due or callable after three years through four years	544	451
Due or callable after four years through five years	946	1,307
Due or callable after five years	406	405
Total par value	$111,539	$117,053

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
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2024	$13,541	$13,682	4.79
As of December 31, 2023	$25,972	$26,241	5.25

Note 7—Affordable Housing Program and Voluntary Housing Contributions

Each year, the Bank is required to set aside 10 percent of its income before assessments, excluding interest on mandatorily redeemable capital stock, to fund its statutory Affordable Housing Program (AHP). The Bank accrues this expense monthly based on income subject to assessment. These amounts are available to be used in the following year and are included in the Bank’s AHP liability. The Bank reduces the AHP liability when it makes grant disbursements or as members use advance subsidies.

In addition to the statutory AHP assessment, the Bank’s board of directors may, from time to time, authorize voluntary housing contributions. The Bank’s board of directors authorized $49 in voluntary housing contributions for 2024 consisting of $23 in voluntary non-statutory AHP contributions and $26 in voluntary non-AHP contributions. For the nine months ended September 30, 2024, the Bank expensed $33 of voluntary housing contributions, with the remaining amount of voluntary contributions anticipated to be expensed during 2024.

Voluntary housing contributions may be utilized through existing AHP programs or other voluntary programs may be established by the Bank to distribute those funds. During the second quarter of 2024, the Bank established the Workforce Housing Plus+ voluntary housing program. Under this program, eligible homebuyers with household incomes between 80.01 percent and 120 percent of the area median income can apply for funding to put towards housing downpayments and closing costs. The Bank has allocated $20 to the Workforce Housing Plus+ program. During the third quarter of 2024, the Bank allocated $5 to its Heirs’ Property Family Wealth Protection Fund to assist organizations with the prevention and resolution of heirs’ property issues.

The following table presents a rollforward of the Bank’s AHP liability, including voluntary non-statutory AHP contributions:

	For the Nine Months Ended September 30,
	2024	2023
Balance, beginning of year	$108	$59
Statutory AHP assessment	58	53
Voluntary non-statutory AHP contributions	18	7
Subsidy usage, net	(37)	(28)
Balance, end of period	$147	$91

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents voluntary housing contributions reported in noninterest expense as “Voluntary housing contributions” on the Statements of Income which were allocated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Voluntary non-statutory AHP contributions:
AHP Homeownership Set-aside Program	$5	$—	$12	$7
AHP General Fund	2	—	6	—
Total voluntary non-statutory AHP contributions	7	—	18	7
Voluntary non-AHP contributions:
Workforce Housing Plus+	11	—	15	—
Total voluntary housing contributions	$18	$—	$33	$7

Note 8—Capital

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2024		As of December 31, 2023
	Required	Actual	Required	Actual
Risk-based capital	$1,438	$7,867	$1,288	$8,121
Total regulatory capital ratio	4.00%	5.79%	4.00%	5.33%
Total regulatory capital (1)	$5,432	$7,867	$6,095	$8,121
Leverage capital ratio	5.00%	8.69%	5.00%	7.99%
Leverage capital	$6,790	$11,801	$7,619	$12,182
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2024 and 2023.

	2024		2023
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$117	7.35	$78	6.37
Second quarter	108	7.35	99	6.50
Third quarter	112	7.35	127	6.97
Total	$337	7.35	$304	6.65

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Accumulated Other Comprehensive Income (Loss)

The following table presents the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2023	$(2)	$—	$(2)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	2	—	2
Balance, September 30, 2023	$—	$—	$—

Balance, June 30, 2024	$—	$—	$—
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(7)	—	(7)
Balance, September 30, 2024	$(7)	$—	$(7)

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(34)	$—	$(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	34	—	34
Balance, September 30, 2023	$—	$—	$—

Balance, December 31, 2023	$(5)	$—	$(5)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(2)	—	(2)
Balance, September 30, 2024	$(7)	$—	$(7)

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

	As of September 30, 2024			As of December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$94,302	$183	$861	$107,578	$215	$1,603
Derivatives not designated as hedging instruments:
Interest-rate swaps	72	1	—	69	2	1
Interest-rate caps or floors	—	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	72	1	—	4,069	2	1
Total derivatives before netting and collateral adjustments	$94,374	184	861	$111,647	217	1,604
Netting adjustments and cash collateral (1)		414	(836)		306	(1,599)
Derivative assets and derivative liabilities		$598	$25		$523	$5
_________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $1,262 and $1,921 as of September 30, 2024 and December 31, 2023, respectively. Cash collateral received including accrued interest, was $12 and $15 as of September 30, 2024 and December 31, 2023, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30,
	2024				2023
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,267	$49	$(1,537)	$(230)	$1,546	$19	$(1,667)	$(323)
Changes in fair value:
Hedged items (2)	$604	$83	$(473)	$(26)	$(211)	$(4)	$15	$(2)
Derivatives	(613)	(83)	581	26	222	4	113	2
Net changes in fair value	(9)	—	108	—	11	—	128	—
Net interest settlements on derivatives (1) (2)	123	9	(281)	(4)	144	1	(352)	(3)
Amortization/accretion of active hedging relationships	—	—	(107)	—	2	—	(129)	—
Other	(4)	1	(1)	(4)	(11)	—	(1)	(1)
Total net interest income effect from fair value hedging relationships	$110	$10	$(281)	$(8)	$146	$1	$(354)	$(4)

	For the Nine Months Ended September 30,
	2024				2023
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$4,242	$120	$(4,838)	$(821)	$5,091	$49	$(4,986)	$(1,362)
Changes in fair value:
Hedged items (2)	$358	$35	$(406)	$(5)	$(284)	$(5)	$15	$(5)
Derivatives	(362)	(35)	793	5	288	5	297	3
Net changes in fair value	(4)	—	387	—	4	—	312	(2)
Net interest settlements on derivatives (1) (2)	383	21	(927)	(10)	357	1	(965)	(4)
Amortization/accretion of active hedging relationships	—	—	(381)	—	8	—	(310)	—
Other	(12)	1	(5)	(7)	(19)	—	(4)	(2)
Total net interest income effect from fair value hedging relationships	$367	$22	$(926)	$(17)	$350	$1	$(967)	$(8)
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

	As of September 30, 2024
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$26,791	$4,710	$50,655	$10,731
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$23	$94	$(649)	$9
Basis adjustments for discontinued hedging relationships included in amortized cost	(4)	—	(12)	—
Total amounts of fair value hedging basis adjustments	$19	$94	$(661)	$9

	As of December 31, 2023
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$25,175	$2,455	$71,637	$6,862
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(339)	$59	$(1,436)	$3
Basis adjustments for discontinued hedging relationships included in amortized cost	(10)	—	(16)	—
Total amounts of fair value hedging basis adjustments	$(349)	$59	$(1,452)	$3
___________
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

The following table presents net losses on derivatives recorded in noninterest income on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments -Interest-rate swaps	$—	$(4)	$—	$(2)

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

	As of September 30, 2024		As of December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$118	$851	$200	$1,592
Cleared derivatives	66	10	17	12
Total gross recognized amount	184	861	217	1,604
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(117)	(826)	(190)	(1,587)
Cleared derivatives	531	(10)	496	(12)
Total gross amounts of netting adjustments and cash collateral	414	(836)	306	(1,599)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	1	25	10	5
Cleared derivatives	597	—	513	—
Total net amounts after netting adjustments and cash collateral	598	25	523	5
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	1	25	10	5
Cleared derivatives	597	—	513	—
Total net unsecured amount	$598	$25	$523	$5

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

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of September 30, 2024 and December 31, 2023.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2024 and December 31, 2023. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2024 and December 31, 2023. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2024
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$34	$34	$34	$—	$—
Interest-bearing deposits	1,482	1,482	—	1,482	—
Securities purchased under agreements to resell	6,500	6,500	—	6,500	—
Federal funds sold	9,018	9,018	—	9,018	—
Available-for-sale securities (1)	4,703	4,703	—	4,703	—
Held-to-maturity securities	26,179	25,959	—	25,959	—
Advances	86,536	86,594	—	86,594	—
Mortgage loans held for portfolio, net	93	91	—	91	—
Accrued interest receivable	530	530	—	530	—
Derivative assets (1)	598	598	—	184	414
Grantor trust assets (included in Other assets) (1)	28	28	28	—	—
Liabilities:
Interest-bearing deposits	2,543	2,543	—	2,543	—
Consolidated obligations, net:
Discount notes	13,541	13,537	—	13,537	—
Bonds	110,873	110,802	—	110,802	—
Accrued interest payable	705	705	—	705	—
Derivative liabilities (1)	25	25	—	861	(836)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,047,579 and $1,061,022 as of September 30, 2024 and December 31, 2023, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2024 and December 31, 2023. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2024 and December 31, 2023.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2024			As of December 31, 2023
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$3,788	$14,624	$18,412	$8,086	$7,557	$15,643
Commitments to fund additional advances	500	—	500	—	—	—
Unsettled consolidated obligation bonds, at par (2)	1,025	—	1,025	—	—	—
____________
(1)“Expire Within One Year” includes 24 standby letters of credit for a total of $55 and 21 standby letters of credit for a total of $30 as of September 30, 2024 and December 31, 2023, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $32 and $26 as of September 30, 2024 and December 31, 2023, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of September 30, 2024 and December 31, 2023.
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

	As of September 30, 2024
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$779	15.10	$15,901	18.38	$—	—
Bank of America, National Association	671	13.01	13,738	15.88	—	—

	As of December 31, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,197	21.38	$24,701	25.48	$—	—
Bank of America, National Association	850	15.19	17,504	18.05	—	0.01

Note 14—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. All such transactions are at current market interest rates. The Bank loaned $1,005 to FHLBank San Francisco, which was repaid, during the three months ended March 31, 2023. Interest income on the loan was not material for the period. There were no borrowings from the other FHLBanks during the nine months ended September 30, 2024 and 2023.

For the Six Months Ended June 30,

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Transfers of consolidated obligations with other FHLBanks. Occasionally, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. The transfers of consolidated obligations between FHLBanks are at market terms and help facilitate the balance sheet management by the individual FHLBanks. There were no such transfers during the third quarter of 2024 and 2023. The following table presents the par value of consolidated obligations transfers with other FHLBanks. The aggregate gains (losses) on these debt transfers were not material.

	For the Nine Months Ended September 30,
	2024	2023
Transfers to other FHLBanks:
FHLBank Boston	$2	$—
FHLBank New York	—	6,080
FHLBank Chicago	—	4,320
FHLBank Indianapolis	—	960
FHLBank Cincinnati	—	250
Total transfers to other FHLBanks	$2	$11,610

Transfers from other FHLBanks:
FHLBank Boston	$5	$—
FHLBank Cincinnati	1	—
Total transfers from other FHLBanks	$6	$—

Note 15—Subsequent Events

On October 24, 2024, the Bank’s board of directors approved a third quarter 2024 cash dividend at an annualized rate of 7.35 percent. The Bank paid the third quarter 2024 dividend on November 5, 2024, in the amount of $98.

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

Forward-looking statements may include statements related to, among others, the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; changes to minimum capital requirements from members; the impact of changes in product offerings and demand; the impact changes in Nationally Recognized Statistical Rating Organization (NRSRO) ratings may have on the Bank’s investments, product offerings and pricing; voluntary housing contributions; the impact of housing reform and other legislative or regulatory changes, climate events, the impact of prospective regulatory changes on the Bank or its members, including those expected as a result of the “FHLBank System at 100: Focusing on the Future” report issued by the Finance Agency in November 2023 and the Finance Agency’s 2023 Report to Congress issued in 2024. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure, voluntary programs and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2024 and December 31, 2023, and results of operations for the third quarter and first nine months of 2024 and 2023. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2023.

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

Recent Hurricane Activity

On August 5, 2024, Debby made landfall as a Category 1 hurricane and caused flooding across the southeastern United States, particularly Florida and Georgia.

On September 26, 2024, Helene made landfall as a Category 4 hurricane in the Big Bend region of Florida and moved quickly inland through Georgia. The storm continued inland causing catastrophic rainfall-triggered flooding, particularly in western North Carolina, East Tennessee, and southwestern Virginia.

On October 9, 2024, Milton made landfall as a Category 3 hurricane on the west coast of Florida. In addition to destructive winds and rain, Milton also produced multiple tornadoes.

The Bank continues to analyze the potential impact that damage related to Hurricanes Debby, Helene, and Milton might have on the Bank’s advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS. Based on current assessments, the Bank does not expect losses related to the hurricanes, if any, to have a material impact to the Bank’s financial condition or results of operations.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions).

			Change
	As of September 30, 2024	As of December 31, 2023	Amount	Percent
Total assets	$135,793	$152,370	$(16,577)	(10.88)
Total liabilities	127,933	144,254	(16,321)	(11.31)
Total capital	7,860	8,116	(256)	(3.15)

•Total assets decreased primarily due to a $10.1 billion, or 10.4 percent, decrease in total advances, and a $6.3 billion, or 11.7 percent, decrease in total investments.

•Total liabilities decreased primarily due to a $17.2 billion, or 12.1 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the period.

•Total capital decreased primarily due to a $438 million, or 7.82 percent, decrease in capital stock, partially offset by a $184 million, or 7.29 percent, increase in retained earnings.

Results of Operations

The following table presents the Bank’s significant income items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net interest income	$221	$240	$(19)	(7.71)	$716	$648	$68	10.60
Noninterest income (loss)	6	(2)	8	624.82	17	2	15	543.56
Noninterest expense	60	40	20	50.55	154	122	32	26.05
Affordable Housing Program assessment	17	20	(3)	(15.77)	58	53	5	9.68
Net income	$150	$178	$(28)	(15.77)	$521	$475	$46	9.68

•The decreases in net interest income and net income for the third quarter of 2024 were primarily due to a decrease in average advance balances. Net income for the third quarter of 2024 was also impacted by $18 million in voluntary housing contributions, compared to $0 for the same period in 2023.

•The increases in net interest income and net income for the nine months ended September 30, 2024 were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, partially offset by a decrease in average advance balances. Net income for the first nine months of 2024 was also impacted by $33 million in voluntary housing contributions, compared to $7 million for the same period in 2023.

•Average advance balances were $89.8 billion for the third quarter of 2024, compared to $108.5 billion for the same period in 2023, and $99.7 billion for the first nine months of 2024, compared to $130.1 billion for the same period in 2023. The decrease in average advance balances was primarily due to market liquidity concerns that occurred during the first quarter of 2023 and continued to impact advance balances through the beginning of the third quarter of 2023.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Return on average equity	7.50%	8.76%	(1.26)	8.29%	7.29%	1.00
Average daily SOFR	5.28	5.24	0.04	5.30	4.90	0.40
Return on average equity spread to average daily SOFR	2.22	3.52	(1.30)	2.99	2.39	0.60
Net yield on interest-earning assets	0.61	0.59	0.02	0.63	0.47	0.16

•The decrease in return on average equity (ROE) for the third quarter of 2024, compared to the same period in 2023, was primarily due to the decrease in net income.

•The increase in ROE for the first nine months of 2024, compared to the same period in 2023, was primarily due to the increase in net income.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2024		As of December 31, 2023		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$86,536	63.73	$96,608	63.40	$(10,072)	(10.43)
Investment securities	30,882	22.74	31,164	20.45	(282)	(0.90)
Other investments	17,000	12.52	23,043	15.12	(6,043)	(26.22)
Mortgage loans, net	93	0.07	103	0.07	(10)	(9.91)
Other assets	1,282	0.94	1,452	0.96	(170)	(11.72)
Total assets	$135,793	100.00	$152,370	100.00	$(16,577)	(10.88)
Consolidated obligations, net:
Discount notes	$13,541	10.58	$25,972	18.00	$(12,431)	(47.86)
Bonds	110,873	86.67	115,600	80.14	(4,727)	(4.09)
Deposits	2,543	1.99	1,568	1.09	975	62.19
Other liabilities	976	0.76	1,114	0.77	(138)	(12.42)
Total liabilities	$127,933	100.00	$144,254	100.00	$(16,321)	(11.31)
Capital stock	$5,159	65.63	$5,597	68.96	$(438)	(7.82)
Retained earnings	2,708	34.46	2,524	31.10	184	7.29
Accumulated other comprehensive loss	(7)	(0.09)	(5)	(0.06)	(2)	(44.04)
Total capital	$7,860	100.00	$8,116	100.00	$(256)	(3.15)

Advances

Total advances decreased by 10.4 percent as of September 30, 2024, compared to December 31, 2023. A significant percentage of advances originated during the first nine months of 2024 were short-term advances.

As of September 30, 2024, 44.1 percent of the Bank’s advances were fixed-rate, compared to 40.5 percent as of December 31, 2023. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2024 and December 31, 2023, 69.7 percent and 64.9 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 88.7 percent and 8.85 percent, respectively of the Bank’s variable-rate advances as of September 30, 2024. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2024		As of December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$48,368	55.91	$57,686	59.50
Fixed rate (1)	34,557	39.94	36,187	37.33
Convertible	3,289	3.80	2,693	2.78
Principal reducing credit	299	0.35	382	0.39
Total par value	$86,513	100.00	$96,948	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of September 30, 2024	As of December 31, 2023	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$4,117	$2,203	$1,914	86.85
Mortgage-backed securities:
Government-sponsored enterprises commercial	586	247	339	137.12
Total available-for-sale securities	4,703	2,450	2,253	91.92
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	795	1,475	(680)	(46.10)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,217	2,715	(498)	(18.34)
Government-sponsored enterprises residential	8,262	8,311	(49)	(0.59)
Government-sponsored enterprises commercial	14,904	16,212	(1,308)	(8.07)
Total held-to-maturity mortgage-backed securities:	25,383	27,238	(1,855)	(6.81)
Total held-to-maturity securities	26,179	28,714	(2,535)	(8.83)
Total investment securities	30,882	31,164	(282)	(0.90)
Other investments:
Interest-bearing deposits	1,482	1,833	(351)	(19.12)
Securities purchased under agreements to resell	6,500	12,500	(6,000)	(48.00)
Federal funds sold	9,018	8,710	308	3.54
Total other investments	17,000	23,043	(6,043)	(26.22)
Total investments	$47,882	$54,207	$(6,325)	(11.67)

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it intends to purchase the securities. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases. As of September 30, 2024 these investments were 330 percent of the Bank’s regulatory capital. The Bank is not required to sell any previously purchased MBS, however, the Bank will be precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from member participating financial institutions and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2023 to September 30, 2024 was primarily due to the maturity and prepayment of these assets during the period.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of September 30, 2024 and December 31, 2023. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2024	As of December 31, 2023
Florida	22.12	22.24
South Carolina	20.81	21.12
Virginia	11.16	11.55
Georgia	10.70	10.92
North Carolina	7.92	7.83
All other	27.29	26.34
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2023 to September 30, 2024 was primarily a result of decreased funding and liquidity needs during the period. Consolidated obligation issuances financed 91.6 percent of the $135.8 billion in total assets as of September 30, 2024, a slight decrease from the financing ratio of 92.9 percent as of December 31, 2023.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2024 and December 31, 2023, 91.7 percent and 92.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, 79.4 percent and 26.6 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On November 6, 2024, the Bank received notification from the Finance Agency that, based on September 30, 2024 data, it will recommend to the Director that the Bank meets the definition of “adequately capitalized.”

The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of September 30, 2024, the Bank was in compliance with this ratio.

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. Fair value gains and losses on derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $169 million and $211 million for the third quarter of 2024 and 2023, respectively, and a decrease of $554 million and $624 million for the first nine months of 2024 and 2023, respectively.

Below are the primary factors that impacted net interest income and net income for the third quarter and first nine months 2024 and 2023:

•Net interest income for the third quarter of 2024 was $221 million compared to net interest income of $240 million for the same period in 2023. Net income for the third quarter of 2024 was $150 million compared to net income of $178 million for the same period in 2023. The decreases in net interest income and net income were primarily due to a decrease in average advance balances. Net income for the third quarter of 2024 was also impacted by $18 million in voluntary housing contributions, compared to $0 for the same period in 2023.

•Net interest income for the first nine months of 2024 was $716 million, compared to net interest income of $648 million for the same period in 2023. Net income for the first nine months of 2024 was $521 million, compared to net income of $475 million for the same period in 2023. The increases in net interest income and net income were primarily due to an increase in interest rates which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, partially offset by a decrease in average advance balances. Net income for the first nine months of 2024 was also impacted by $33 million in voluntary housing contributions, compared to $7 million for the same period in 2023.

•Average advance balances were $89.8 billion for the third quarter of 2024, compared to $108.5 billion for the same period in 2023, and $99.7 billion for the first nine months of 2024, compared to $130.1 billion for the same period in 2023. The decrease in average advance balances was primarily due to market liquidity concerns that occurred during the first quarter of 2023 and continued to impact advance balances through the beginning of the third quarter of 2023.

The following tables present the change in interest income and expense due to volume or rate variance for the third quarter and first nine months of 2024 and 2023 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss).” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets was 61 basis points and 63 basis points for the third quarter and first nine months of 2024, compared to 59 basis points and 47 basis points for the same periods in 2023. The overall change in net interest income during the third quarter of 2024, compared to the same period in 2023, was primarily volume related, including lower average advance balances. The overall change in net interest income during the first nine months of 2024, compared to the same period in 2023, was primarily rate related as increases in interest rates impacted income from interest-earning assets more than the expense from interest-bearing liabilities. The rate-related impact to net interest income was partially offset by a decrease in average advance balances.

	For the Three Months Ended September 30,						Change due to
	2024			2023
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,124	$43	5.43	$4,270	$58	5.42	$(15)	$—	$(15)
Securities purchased under agreements to resell	6,484	87	5.33	6,374	85	5.29	2	—	2
Federal funds sold	13,358	179	5.35	14,395	193	5.32	(14)	—	(14)
Investment securities (2)	30,150	437	5.77	27,631	374	5.35	34	29	63
Advances (3)	89,767	1,267	5.62	108,485	1,546	5.66	(264)	(15)	(279)
Mortgage loans (4)	94	2	5.13	109	2	5.41	—	—	—
Total interest-earning assets	142,977	2,015	5.61	161,264	2,258	5.55	(257)	14	(243)
Noninterest-earning assets	1,773			2,022
Total assets	$144,750			$163,286
Liabilities and Capital
Interest-bearing deposits (5)	$2,097	27	5.14	$2,099	28	5.19	—	(1)	(1)
Consolidated obligations, net:
Discount notes	17,104	230	5.35	24,199	323	5.30	(95)	2	(93)
Bonds	114,991	1,537	5.32	124,961	1,667	5.29	(133)	3	(130)
Other borrowings	2	—	5.50	—	—	7.91	—	—	—
Total interest-bearing liabilities	134,194	1,794	5.32	151,259	2,018	5.29	(228)	4	(224)
Noninterest-bearing liabilities	2,566			3,929
Total capital	7,990			8,098
Total liabilities and capital	$144,750			$163,286
Interest-rate spread			0.29			0.26
Average interest-earning assets to interest-bearing liabilities			106.54			106.62
Net yield on interest-earning assets (7)	$142,977	$221	0.61	$161,264	$240	0.59
Changes in net interest income							$(29)	$10	$(19)

	For the Nine Months Ended September 30,						Change due to
	2024			2023
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,321	$136	5.47	$4,375	$166	5.09	$(42)	$12	$(30)
Securities purchased under agreements to resell	5,963	240	5.37	7,451	276	4.94	(59)	23	(36)
Federal funds sold	13,237	534	5.39	13,984	524	5.01	(29)	39	10
Investment securities (2)	30,354	1,296	5.70	27,656	1,010	4.88	104	182	286
Advances (3)	99,736	4,242	5.68	130,096	5,091	5.23	(1,263)	414	(849)
Mortgage loans (4)	98	4	5.14	113	5	5.38	(1)	—	(1)
Loans to other FHLBanks	—	—	—	11	—	4.64	—	—	—
Total interest-earning assets	152,709	6,452	5.64	183,686	7,072	5.15	(1,290)	670	(620)
Noninterest-earning assets	1,757			1,722
Total assets	$154,466			$185,408
Liabilities and Capital
Interest-bearing deposits (5)	$1,967	77	5.21	$2,070	76	4.88	(4)	5	1
Consolidated obligations, net:
Discount notes	20,393	821	5.38	37,018	1,362	4.92	(660)	119	(541)
Bonds	120,815	4,838	5.35	133,926	4,986	4.98	(509)	361	(148)
Other borrowings	1	—	5.68	—	—	14.95	—	—	—
Total interest-bearing liabilities	143,176	5,736	5.35	173,014	6,424	4.96	(1,173)	485	(688)
Noninterest -bearing liabilities	2,895			3,677
Total capital	8,395			8,717
Total liabilities and capital	$154,466			$185,408
Interest-rate spread			0.29			0.19
Average interest-earning assets to interest-bearing liabilities			106.66			106.17
Net yield on interest-earning assets (7)	$152,709	$716	0.63	$183,686	$648	0.47
Changes in net interest income							$(117)	$185	$68
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

Derivatives and Hedging Activity

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (dollars in millions).

	For the Three Months Ended September 30, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$—	$—	$(107)	$—	$(107)
Net changes in fair value hedges	(9)	—	108	—	99
Net interest settlements on derivatives (1)	123	9	(281)	(4)	(153)
Price alignment amount (2)	(4)	1	—	(4)	(7)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$110	$10	$(281)	$(8)	$(169)

	For the Three Months Ended September 30, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$2	$—	$(129)	$—	$(127)
Net changes in fair value hedges	11	—	128	—	139
Net interest settlements on derivatives (1)	144	1	(352)	(3)	(210)
Price alignment amount (2)	(12)	—	—	(1)	(13)
Amortization or accretion of inactive hedging relationships	1	—	(1)	—	—
Total effect on net interest income	$146	$1	$(354)	$(4)	$(211)
Effect on Noninterest income:
Losses on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$(4)	$—	$—	$—	$(4)

	For the Nine Months Ended September 30, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$—	$—	$(381)	$—	$(381)
Net changes in fair value hedges	(4)	—	387	—	383
Net interest settlements on derivatives (1)	383	21	(927)	(10)	(533)
Price alignment amount (2)	(22)	1	(1)	(7)	(29)
Amortization or accretion of inactive hedging relationships	10	—	(4)	—	6
Total effect on net interest income	$367	$22	$(926)	$(17)	$(554)

	For the Nine Months Ended September 30, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$8	$—	$(310)	$—	$(302)
Net changes in fair value hedges	4	—	312	(2)	314
Net interest settlements on derivatives (1)	357	1	(965)	(4)	(611)
Price alignment amount (2)	(26)	—	(1)	(2)	(29)
Amortization or accretion of inactive hedging relationships	7	—	(3)	—	4
Total effect on net interest income	$350	$1	$(967)	$(8)	$(624)
Effect on noninterest income:
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$(3)	$—	$—	$1	$(2)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)This amount is for derivatives for which variation margin is characterized as daily settled contract.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net losses on derivatives	$—	$(4)	$4	98.21	$—	$(2)	$2	91.18
Standby letters of credit fees	5	2	3	90.19	13	6	7	90.18
Other	1	—	1	101.21	4	(2)	6	287.89
Total noninterest income (loss)	$6	$(2)	$8	624.82	$17	$2	$15	543.56
Noninterest Expense and AHP Assessment

The Bank’s board of directors authorized $49 million in voluntary housing contributions for 2024 consisting of $23 million in voluntary non-statutory AHP contributions and $26 million in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2024. Refer to Note 7—Affordable Housing Program and Voluntary Housing Contributions to the Bank’s interim financial statements for additional information regarding voluntary housing contributions expensed during the reported periods.

The Bank records statutory AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Statements of Condition (at period end)
Total assets	$135,793	$147,002	$142,803	$152,370	$163,381
Advances	86,536	94,163	96,610	96,608	108,091
Investments (1)	47,882	51,469	44,832	54,207	53,839
Mortgage loans held for portfolio, net	93	96	100	103	107
Consolidated obligations, net (2)	124,414	135,642	131,740	141,572	151,535
Total Capital stock Class B putable	5,159	5,547	5,644	5,597	6,165
Retained earnings	2,708	2,670	2,601	2,524	2,454
Accumulated other comprehensive (loss) income	(7)	—	3	(5)	—
Total capital	7,860	8,217	8,248	8,116	8,619
Statements of Income (for the period ended)
Net interest income	221	241	254	241	240
Standby letters of credit fees	5	4	4	4	2
Net income	150	177	194	174	178
Performance Ratios (%)
Return on average equity (3)	7.50	8.12	9.24	7.83	8.76
Return on assets (4)	0.41	0.44	0.50	0.41	0.43
Net yield on interest-earning assets	0.61	0.61	0.66	0.58	0.59
Interest-rate spread	0.29	0.27	0.32	0.24	0.26
Regulatory capital ratio (at period end) (5)	5.79	5.59	5.77	5.33	5.28
Total average equity to average assets	5.52	5.42	5.37	5.27	4.96
Dividend payout ratio (6)	74.45	61.13	60.37	60.01	71.16
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

September 30, 2024	$1,047,579
June 30, 2024	1,054,771
March 31, 2024	1,038,838
December 31, 2023	1,061,022
September 30, 2023	1,075,756
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the third quarter of 2024.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the third quarter of 2024.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the third quarter of 2024.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$14	$640
Investing activities	17,499	(11,244)
Financing activities	(17,621)	10,506
Net change in cash and due from banks	$(108)	$(98)

The primary drivers that can impact net operating cash flows are fluctuations in net income and changes in certain adjustments to net income which may include amortization, accretion, derivative and hedging activities, and other adjustments.

•The Bank recorded net income of $521 million for the first nine months of 2024 compared to net income of $475 million for the same period in 2023.

•The Bank recorded net accretion of $173 million and of $22 million for the first nine months of 2024 and 2023, respectively. The change was primarily driven by changes in interest rates related to consolidated obligation discount notes.

•The Bank recorded a net negative change of $317 million in derivative and hedging activities for the first nine months of 2024 compared to a net positive change of $109 million in derivative and hedging activities for the same period in 2023. The change in derivative and hedging activities was primarily driven by the change in interest rates.

•The Bank recorded a positive change of $147 million and a negative change of $273 million for the first nine months of 2024 and 2023, respectively, in accrued interest receivable. The change in accrued interest receivable was primarily driven by lower advance balances for the first nine months of 2024 compared the same period in 2023.

•The Bank recorded a negative change of $197 million and a positive change of $312 million for the first nine months of 2024 and 2023, respectively, in accrued interest payable. The change in accrued interest payable was primarily driven by the changes in interest rates related to consolidated obligations.

Net cash provided by (used in) investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated a total of $233.4 billion of advances and collected $243.8 billion of advances principal for the first nine months of 2024 compared to $390.4 billion and $391.6 billion, respectively, for the same period in 2023.

•The Bank purchased investment securities of $3.1 billion and received proceeds from principal collected of $3.5 billion during the first nine months of 2024 compared to $7.5 billion and $3.5 billion, respectively, for the same period in 2023.

•For the first nine months of 2024, the Bank recorded a net change of positive $6.7 billion related to liquidity investments compared to a net change of negative $8.4 billion for the same period in 2023.

Net cash provided by (used in) financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.

•The Bank issued $230.2 billion in consolidated obligations and paid $248.0 billion for maturing and retiring consolidated obligations for the first nine months of 2024, compared to $361.5 billion and $351.8 billion, respectively, for the same period in 2023.

Anticipated Cash Expenditures

As of September 30, 2024, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2024 and December 31, 2023, none of the other FHLBanks had defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of joint and several obligation has been fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the FHLBanks had $1,172.8 billion in aggregate par value of consolidated obligations issued and outstanding, $125.2 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of September 30, 2024.
Refer to Note 12—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

Finance Agency’s Review and Analysis of the FHLBank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency has stated that it expects to continue a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. The Finance Agency made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report. Other significant regulatory actions for the FHLBanks are discussed in this section.

Advisory Bulletin 2024-03 on FHLBank Member Credit Risk Management. On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of proper escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. The Bank is evaluating this advisory bulletin versus its current member credit risk management policies and procedures to assess its potential impact on the Bank, its operations and its members.

Advisory Bulletin AB 2024- 04 Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. The Bank is evaluating the potential impact of this advisory bulletin on the Bank and its operations.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks. On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024 to amend the Finance Agency’s regulation on capital requirements (“Capital Regulation”) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (“IBDAs”) in a category of authorized overnight investments that would be excluded from the general limit (more restrictive) on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations, and clarify that certain unsecured non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered towards Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to the Bank’s current business processes. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On October 21, 2024, the Finance Agency proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline will be 90 days after the proposed rule is published in the Federal Register. If adopted as presented, the proposed rule would, among other things: (1) impact Bank director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact Bank public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institution (CDFI) business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management and record retention. While some proposed revisions would codify existing guidance and practices, several of the proposed revisions, if adopted, could result in significant changes to the nomination, election, and retention of the Bank’s board of directors. Additional director eligibility requirements and potential reductions or limitations to director compensation could hinder the Bank’s ability to recruit and retain talent and expertise which are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

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
The Bank determines credit risk ratings for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, liquidity, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from 101 to 104 by utilizing an internal model (101 being the least amount of credit risk and 104 the greatest amount of credit risk). The Bank assigns each borrower that is an insurance company a credit risk rating from 101 to 104 by utilizing an external model. The Bank assigns each borrower that is not an insured depository institution or an insurance company (including housing associates, community development financial institutions, and corporate credit unions) a credit risk rating from 101 to 104 based on an internal risk matrix developed for each entity type.
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

	As of September 30, 2024		As of December 31, 2023
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	295	$66,510	323	$84,969
102	45	19,157	51	11,577
103	15	816	14	318
104	2	30	3	84
Unrated	1	—	—	—
Total	358	$86,513	391	$96,948
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit usage as of September 30, 2024, and their total outstanding advance and standby letters of credit balance was $14.4 billion and $29 million, respectively, as of September 30, 2024.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2024 and December 31, 2023. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2024	$86,513	$404,919	57.71	20.14	22.15
As of December 31, 2023	96,948	392,828	60.22	17.89	21.89
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2024 and December 31, 2023.

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

	As of September 30, 2024
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Austria	101	—	—	101
Canada	1,235	—	—	1,235
Finland	662	—	—	662
France	200	—	—	200
Germany	2,225	—	—	2,225
Netherlands	125	—	—	125
Sweden	2,710	—	—	2,710
United States of America	860	1,482	56	2,398
Total	$9,018	$1,482	$56	$10,556

	As of December 31, 2023
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	3,085	—	—	3,085
Finland	800	—	—	800
France	500	—	—	500
Germany	750	—	—	750
United Kingdom	500	—	—	500
United States of America	2,175	1,833	8	4,016
Total	$8,710	$1,833	$8	$10,551
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank’s unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties was $10.5 billion as of September 30, 2024 and December 31, 2023. As of September 30, 2024, Bayerische Landesbank (Germany), SEB AB (Skandinaviska Enskilda Banken) (Sweden), and Svenska Handelsbanken (Sweden) each represented greater than 10 percent and collectively represented 38.7 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of September 30, 2024, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of September 30, 2024 (dollars in millions), based on their credit ratings as of September 30, 2024. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of September 30, 2024
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$4,117	$—	$—	$4,117
State or local housing agency debt obligations	—	1	—	—	1
Government-sponsored enterprises debt obligations	—	795	—	—	795
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,217	—	—	2,217
Government-sponsored enterprises residential	—	8,262	—	—	8,262
Government-sponsored enterprises commercial	107	15,383	—	—	15,490
Total mortgage-backed securities	107	25,862	—	—	25,969
Total investment securities	107	30,775	—	—	30,882
Other investments:
Interest-bearing deposits	—	3	1,479	—	1,482
Securities purchased under agreements to resell	—	5,500	—	1,000	6,500
Federal funds sold	—	4,152	4,781	85	9,018
Total other investments	—	9,655	6,260	1,085	17,000
Total investments	$107	$40,430	$6,260	$1,085	$47,882

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale sale securities as of September 30, 2024.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2024 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of September 30, 2024.

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

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of September 30, 2024. Refer to Note 10 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

	As of September 30, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$25	$—	$—	$—
Cleared derivatives	42,104	56	541	597
Liability positions with credit exposure:
Single-A	3,539	(51)	52	1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	45,668	5	593	598
Member institutions (1)	10	—	—	—
Total	$45,678	$5	$593	$598

	As of December 31, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$255	$3	$(3)	$—
Cleared derivatives	35,269	5	508	513
Liability positions with credit exposure:
Single-A	39,344	(658)	662	4
Triple-B	13,517	(359)	365	6
Cleared derivatives	54	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	88,439	(1,009)	1,532	523
Member institutions (1)	11	—	—	—
Total	$88,450	$(1,009)	$1,532	$523
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
The allowance for credit losses on mortgage loans was not material as of September 30, 2024 and December 31, 2023.

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

			As of September 30, 2024	As of December 31, 2023
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$23,516	$21,270
		Non-qualifying hedges	12	2
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	3,289	2,693
		Non-qualifying hedges	—	5
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	265	1,502
		Total	27,082	25,472
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	4,200	2,350
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	566	239
		Total	4,766	2,589
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	10,087	9,103
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	41,941	63,671
		Total	52,028	72,774
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	10,437	6,750
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	—	4,000
		Total	40	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	21	22
Total notional amount			$94,374	$111,647

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2024			As of December 31, 2023
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.19	0.20	0.27	0.17	0.17	0.24
Liabilities	0.14	0.12	0.11	0.13	0.12	0.10
Equity	1.03	1.53	3.23	0.92	1.20	2.97
Effective duration gap	0.05	0.08	0.16	0.04	0.05	0.14

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions).

	As of September 30, 2024			As of December 31, 2023
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$136,398	$135,912	$135,282	$153,624	$153,132	$152,509
Liabilities	128,823	128,498	128,211	145,932	145,574	145,253
Equity	7,575	7,414	7,071	7,692	7,558	7,256

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

As of September 30, 2024, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2024, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	November 7, 2024	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	November 7, 2024	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer