Form 10-K
period 2024-12-31
Federal Home Loan Bank of Atlanta
filed 2025-03-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2024, the aggregate par value of the stock held by current and former members of the registrant was $5,547,632,800. As of February 28, 2025, 57,324,212 total shares were outstanding, including mandatorily redeemable capital stock.

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

Special Cautionary Notice Regarding Forward-looking Statements

This Report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same regulations. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” ”likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A—Risk Factors and the risks set forth below. Accordingly, the Bank cautions that actual results could differ materially from those expressed or implied in forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, the reader is cautioned not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on its behalf.

Forward-looking statements in this report may include, among others, the Bank’s expectations for:

•the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•future performance, including profitability, dividends, retained earnings, developments, or market forecasts;

•repurchases of stock in excess of a member’s total stock investment requirement (excess stock);

•credit losses on advances and investments in mortgage loans and mortgage-backed securities (MBS);

•balance sheet changes and components thereof, such as changes in advances balances and the size of the Bank’s portfolio of investments in mortgage assets;

•the Bank’s liquidity and retained earnings target;

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

•political, national, and world events, including acts of war, terrorism, natural disasters, global pandemics or other catastrophic events, and legislative, regulatory, judicial, or other developments (including changes to the United States Executive Branch as a result of elections) that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulators, and/or investors in the consolidated obligations of the FHLBanks;

•competitive forces, including other sources of funding available to Bank members, and other entities borrowing funds in the capital markets;

•the ability to attract and retain skilled individuals, including qualified directors and executive officers;

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

•the Bank’s ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks;

•the availability from acceptable counterparties, upon acceptable terms, of swaps, options, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes;

•the uncertainty and costs of litigation, including litigation filed against one or more of the FHLBanks;

•membership changes, including the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock and changes resulting from mergers or changes in the principal place of business of Bank members, which could result in decreased advances or other business from such members;

•the reliability of the Bank’s projections, assumptions, and models on its future financial performance and condition, including dividend projections;

•changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks or their members, including those that may result from the Finance Agency’s comprehensive review and analysis of the FHLBank System that began in 2022;

•adverse developments or events affecting or involving one or more other FHLBanks or the FHLBank System in general, and

•other factors and risks described under “Risk Factors” herein and in any of the Bank’s subsequent reports filed with the SEC and available on its website.
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

Cooperative. The Bank is a cooperative owned by member institutions that are required to meet certain eligibility criteria and purchase capital stock in the Bank in order to become members of the Bank. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) with principal place of business located in the Bank’s defined geographic district and engaged in residential housing finance can be eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 788 financial institutions, comprised of 417 commercial banks, 250 credit unions, 59 insurance companies, 48 savings institutions, and 14 CDFIs as of December 31, 2024.

Business Model. As a cooperative, the Bank’s customers are also its owners. The Bank strategically focuses on enhancing membership value in the cooperative by providing readily available, competitively priced funding, a potential return on investments, support for community investment activities, and other credit and noncredit products and services, including education opportunities on a range of topics to its member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby primarily enhancing the availability of credit for residential mortgages and targeted community developments. The Bank primarily supports this mission by offering collateralized loans, known as advances, to its members.

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

Business. The Bank manages its business as one operating segment. The president and chief executive office is the chief operating decision maker and reviews enterprise-wide financial information to allocate resources and assess performance.

Based on the applicable regulation, the mission of the Bank is to provide to its members and housing associates financial products and services, including but not limited to advances, that assist and enhance such members' and housing associates' financing of: (1) housing, including single-family and multi-family housing serving consumers at all income levels; and (2) community lending. As part of its mission, the Bank serves as a reliable source of liquidity to its members throughout the economic cycle. The Finance Agency issued an Advisory Bulletin providing further guidance on FHLBank core mission achievement. The Advisory Bulletin provides that when developing its strategic business plan with respect to core mission, FHLBanks should consider the guidelines established in the Advisory Bulletin. Pursuant to the Advisory Bulletin, the Finance

Agency will assess each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which include advances and acquired member assets, to consolidated obligations, less U.S. Treasury securities held for liquidity purposes and classified as trading or available for sale. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations and framework for each FHLBank’s strategic plan:

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

The Bank’s core mission activities primarily include the issuance of advances. The Bank’s core mission asset ratio was 71.6 percent and 75.8 percent as of December 31, 2024 and 2023, respectively.

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

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $85.8 billion and $96.6 billion as of December 31, 2024 and 2023, respectively, and advances represented 58.4 percent and 63.4 percent of total assets as of December 31, 2024 and 2023, respectively. Advances generated 65.4 percent, 71.0 percent, and 69.6 percent of total interest income for the years ended December 31, 2024, 2023, and 2022, respectively.

Advances serve as a funding source used by the Bank’s members for a variety of conforming and nonconforming mortgages. Thus, advances provide financial support to housing markets, including low- and moderate-income households. Advances can also supply interim funding for members that choose to sell or securitize their mortgages.

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

Pursuant to statutory and regulatory requirements, the Bank’s long-term advances, other than a Community Investment Cash Advance (CICA), must be for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets. The Bank uses the proxy test authorized by Finance Agency regulations to make this determination, by confirming, in connection with each long-term advance, that the principal amount of all long-term advances currently held by the member does not exceed the total book value of residential housing finance assets held by such member.
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

The Bank has processes in place to continuously monitor and assess member creditworthiness and financial condition to determine credit availability to a member that includes considerations on the term and maximum dollar amount of advances that the Bank will lend to a particular member. In addition, the Bank has processes in place for collateral evaluation which will provide for discounts to eligible collateral and for the periodic revaluations of the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

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

The Bank offers standard and customized advances to fit a variety of member needs. Generally, subject to a member’s financial condition and available funding, the Bank offers maturities as described below, but longer maturities are available. The Bank’s advances include, among other products, the following:

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
•Callable Advance. The callable advance is a fixed-rate advance with a fixed maturity and the option for the borrower to repay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan or European. The Bank offers this product with a maturity generally of up to 10 years with options generally from three months to 10 years.

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

•Principal Reducing Credit Advance (PRC Advance). The PRC Advance is a fixed-rate advance with a final maturity generally of up to 20 years that have predetermined principal reductions on specific dates. The reduction schedule is predetermined by the borrower and may be scheduled on a monthly, quarterly, semi-annual, or annual basis. Amortization options include equal payments or structures similar to a mortgage.

Convertible advances. In a convertible advance, the Bank purchases an option from the borrower that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank’s option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options exercise dates generally from three months to 15 years.

Forward starting advances. With the forward starting advance, the borrower may enter into the terms of any structured advance, including the FRC Advance, ARC Advance, or Expander Advance, with a future settlement date. Interest begins to accrue on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 6—Advances to the Bank’s 2024 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$49,512	57.36	$57,686	59.50
Fixed rate (1)	32,608	37.78	36,187	37.33
Convertible	3,916	4.54	2,693	2.78
Principal reducing credit	272	0.32	382	0.39
Total par value	$86,308	100.00	$96,948	100.00
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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2024
Institution	State of Membership	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Truist Bank	North Carolina	$19,801	22.94	4.71
Bank of America, National Association	North Carolina	12,849	14.89	4.78
Navy Federal Credit Union	Virginia	8,765	10.15	4.38
EverBank, N.A.	Florida	4,385	5.08	4.70
Brighthouse Life Insurance Company	North Carolina	4,300	4.98	3.83
BankUnited, National Association	Florida	2,930	3.40	4.60
Fidelity & Guaranty Life Insurance Co.	Maryland	2,842	3.29	3.89
City National Bank of Florida	Florida	2,725	3.16	4.40
Regions Bank	Alabama	2,500	2.90	4.88
VyStar Credit Union	Florida	2,220	2.57	4.53
Subtotal (10 largest borrowers)		63,317	73.36	4.56
Subtotal (all other borrowers)		22,991	26.64	4.20
Total par value		$86,308	100.00	4.47
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

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending, for liquidity and asset-liability management or to provide members with liquidity or other funding. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to 10 years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as they are for advances.

The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $18.3 billion and $15.6 billion of outstanding standby letters of credit as of December 31, 2024 and 2023, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2024
Institution	State of Membership	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Truist Bank	North Carolina	$25,301	24.18
Bank of America, National Association	North Carolina	13,494	12.90
Navy Federal Credit Union	Virginia	8,767	8.38
Regions Bank	Alabama	5,500	5.26
EverBank, N.A.	Florida	4,385	4.19
Brighthouse Life Insurance Company	North Carolina	4,300	4.11
BankUnited, National Association	Florida	3,830	3.66
City National Bank of Florida	Florida	3,228	3.09
Fidelity & Guaranty Life Insurance Co.	Maryland	2,842	2.72
VyStar Credit Union	Florida	2,220	2.12
Subtotal (10 largest borrowers)		73,867	70.61
Subtotal (all other borrowers)		30,751	29.39
Total advances par value and standby letters of credit		$104,618	100.00

Community Investment Services

The Bank’s AHP provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of purchase, construction or rehabilitation of rental and owner-occupied housing for very low-, low-, and moderate-income households. The Bank offers the AHP General Fund and AHP Homeownership Set-aside programs. Additionally, the CICA program is offered to members in the form of a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. The Bank also funds other housing and community initiatives such as the Workforce Housing Plus+, Heirs Property Family Wealth Protection Fund, and Multifamily Housing Bridge Fund (Bridge Fund). A description of each program is as follows:

•the AHP General Fund is offered annually through a competitive application process and provides funds for purchase, construction or rehabilitation for rental or owner-occupied real estate projects, submitted through member financial institutions;

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

•the CICA program consists of the Community Investment Program and the Economic Development Program. These programs provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods;

•the Workforce Housing Plus+ program was created in response to economic dynamics across the Bank’s district. The program was launched in June 2024 to support affordable housing providing prospective homebuyers with incomes between 80.01 percent to 120 percent of area median income up to $15,000 each to put towards the purchase of a primary home. The purchased properties also must be located in the Bank’s district.

•the Heirs’ Property Family Wealth Protection Fund was launched in October 2024. Through this fund, organizations working to address the challenge of heirs’ property were invited to apply for up to $500,000 in grant funding through the Bank’s members to assist property owners located in low-to-moderate income areas within communities in the Bank’s district. Heirs’ property issues arise when there is a lack of a clear title or documentation of home ownership, when a property owner passes away without a will designating a new owner, the heirs fail to properly vest title to the property in their names, or when a property is left to multiple beneficiaries without a plan to manage the property, resulting in fractured or tangled title.

•the Bridge Fund helps close funding gaps for affordable multifamily rental housing projects caused by the steep rise in interest rates and construction costs. The Bridge Fund was approved by the board in 2023 and offered up to $500,000 per project to the Bank’s member financial institutions and their community housing partners in a competitive application process. Eligible projects for the Bridge Fund include multifamily and mixed-use rental housing projects targeted to households earning up to 120 percent of the area median income. Projects must be at least fifty percent complete at the time of application and demonstrate a financing gap related to an increase in construction hard costs, such as construction materials and labor. Projects also must be located in the Bank’s district.

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2024, 2023, and 2022. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $77 million, $72 million, and $21 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In addition to the required AHP assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary contributions. In 2024, the Bank’s board of directors authorized $49 million of additional voluntary contributions. This included $23 million in voluntary non-statutory AHP contributions and $26 million in voluntary non-AHP contributions.
A description of the Bank's funding of these programs is contained in Item 7 MD&A - Results of Operations - Noninterest Expense and Assessments.

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

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provided members an alternative to holding mortgage loans in a portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program, a program developed by FHLBank Chicago and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios. The Bank may also acquire fixed-rate residential mortgage loans through participation in eligible mortgage loans purchased from other FHLBanks.

From time to time, the Bank had offered various products to members through the MPF Program. FHLBank Chicago, as the MPF Program provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. Federal Housing Administration (FHA)-insured and Department of Veterans Affairs (VA)-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The PFI may retain the right and responsibility for servicing the loans or sell the servicing rights, and the PFI may be required to repurchase a loan in the event of a breach of eligibility requirement or other warranty.

One of the Bank’s PFIs under the MPF Program, Truist Bank, was among the Bank’s top 10 borrowers as of December 31, 2024.

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2024.

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

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2024, the Bank’s investment securities consisted of MBS issued by GSEs or U.S. government agencies; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The investment securities portfolio generally provides the Bank with higher returns than those available in other permissible investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. Treasury obligations, U.S. agency, and GSE securities were 50.3 percent and 57.5 percent of the Bank’s total investments as of December 31, 2024 and 2023, respectively, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 34.5 percent, 28.9 percent, and 30.1 percent of total interest income for the years ended December 31, 2024, 2023, and 2022, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS balance did not include any investments that were issued by the Bank’s members or an affiliate of a member as of December 31, 2024 and 2023.

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

Funding Sources

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $2.3 billion and $1.6 billion as of December 31, 2024 and 2023, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $92.0 billion and $104.0 billion as of December 31, 2024 and 2023, respectively.

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

Finance Agency regulations also state that the Bank must maintain the following types of assets that are free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the consolidated obligations outstanding and equal to such Bank’s participation in all such consolidated obligations, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of consolidated obligations shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

•cash;

•obligations of, or fully guaranteed by, the United States;
•secured advances;

•mortgages that have any guaranty, insurance, or commitment from the U.S. or any agency of the U.S.; and

•investments described in Section 16(a) of the FHLBank Act that allow an FHLBank to carry portions of its net earnings in a reserve account, which, among other items, can include securities that a fiduciary or trust fund may invest in under the laws of the state in which the FHLBank is located.

The Bank was in compliance with this Finance Agency regulation as of December 31, 2024 and 2023.

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

•the Bank becomes a noncomplying FHLBank as a result of being required to provide notice to the Finance Agency of certain matters related to liquidity requirements or inability to meet current obligations; or

•the Finance Agency determines that the Bank will cease to be in compliance with its statutory or regulatory liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.

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

As of December 31, 2024, the membership stock requirement was 0.07 percent (seven basis points) of the member’s total assets, subject to a cap of $18 million.

As of December 31, 2024, the activity-based stock requirement was the sum of the following:

•4.75 percent of the member’s outstanding par value of advances;

•8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004; and

•0.10 percent (ten basis points) of members’ outstanding standby letters of credit.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), which was set at zero as of December 31, 2024. Since the Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding, the targeted debt or equity investment stock requirement was inapplicable as of December 31, 2024.

Although applicable regulations allow the Bank to issue Class A stock, Class B stock, or both in any combination, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5. Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 10—Capital to the Bank’s 2024 audited financial statements.

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

The total notional amount of the Bank’s outstanding derivatives was $100.6 billion and $111.6 billion as of December 31, 2024 and 2023, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authority and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. The Bank is subject to ongoing reporting obligations to the Finance Agency, including submission of monthly financial information on its statements of condition and results of operations. The Bank is also subject to regulation by the SEC, the Financial Crimes Enforcement Network, and the Commodity Futures Trading Commission.

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

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, they must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct their own audit of any financial statements of the Bank. The Bank was not reviewed or audited by the Comptroller General in 2024.

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

Available Information

The Bank maintains a website located at www.fhlbatl.com. The Bank files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, certain Current Reports filed on Form 8-K, and amendments to those reports with the SEC, pursuant to Section

13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains a website that contains these reports and other information regarding the Bank’s electronic filings located at http://www.sec.gov. Unless otherwise noted, information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

Human Capital Resources

The Bank’s human capital is a significant contributor to the achievement of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2024, the Bank had 347 full-time employees and 1 part-time employee. The Bank’s workforce is sufficiently staffed, and historically has included a number of longer-tenured employees. As of December 31, 2024, the average tenure of the Bank’s employees was 10.1 years. The Bank strives to both develop talent from within the organization and supplement with external merit-based hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas and continuous improvement. There are no collective bargaining agreements with the Bank’s employees. All of the Bank’s employees are chosen on the basis of their qualifications and merit.

Employee Value Proposition

The Bank seeks to attract, develop, engage, and retain a diverse group of talented employees to achieve its strategic business initiatives, enhance business performance and increase member value. The Bank’s Employer of Choice strategy is supported by delivering a competitive employee value proposition focused on five components: culture, career, environment, compensation, and benefits. Specifically, the Bank’s programs include:

•Cash based compensation – base salary, performance based incentives, service awards, and spot bonus program;

•Benefits – retirement plan benefits, health insurance coverage, flexible spending accounts, life and accidental death and dismemberment insurance, supplemental life insurance, and disability insurance;

•Learning and development programs –internal and external programs focused on career growth, leadership development, skills-based training, and educational and professional certification assistance;

•Culture and Community Support – internal groups with various opportunities for participation, transparent communication, sharing, learning, visibility and recognition, community and cultural initiatives, community involvement including a charitable contribution matching program and volunteer hours;
•Succession planning – the Bank’s board of directors and leadership actively engage in succession planning, with defined plans for executive level positions and positions reporting directly to department leaders, as well as identified critical roles;

•Work/Life balance – time away from work including time off for vacation, wellness, holidays, voting, jury duty and bereavement, parental and military leave and flexible work arrangements including a hybrid work model, reduced workweek and flexible schedules; and

•Wellness – onsite fitness center, employee assistance program, health coaching and interactive financial, physical and mental well-being programs and support.

The Bank’s Performance Management program provides a framework for managing and developing employee performance. Annual ratings are based on established competencies and a consistent rating scale. The use of both a qualitative and quantitative rating scale allow managers to align pay and discuss performance and development.

Community Impact

The Bank is committed to implementing a governance and risk management framework designed to measure its community impact and mission achievement. The community impact program is overseen by a Bank management committee, which is composed of representatives from various areas within the Bank. The community impact program is focused on the development of processes and reporting mechanisms to identify risks and opportunities, and measure the Bank’s impact on identified issues related to the Bank’s mission, members, stakeholders, and communities. The Bank recognizes that identifying, assessing and measuring its impact on community concerns and the effectiveness of its governance structure, are conducive to the Bank’s short- and long-term success. The Bank’s program continues to focus on inclusion of differing experiences and perspectives among its stakeholders, affordable housing, community and economic development, disaster recovery and resiliency in the Bank’s region, and strong corporate governance.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2024, 2023, and 2022. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $77 million, $72 million, and $21 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Business and Regulatory Risk

Continuing inflation, potential changes in monetary and fiscal policies, and broadening geopolitical conflicts could have a significant impact on the economy and to the Bank

In 2024, inflation levels above monetary policy targets, implementation of U.S. monetary and fiscal policies to address inflation, changes in U.S. trade policy, and the ongoing geopolitical conflicts posed risks to the global economy, to the Bank, its members, and counterparties. Uncertainty in the economic environment and changes in monetary and fiscal policies, including the impact resulting from the change in federal executive administration, could increase certain risks faced by the Bank and Bank members and adversely affect the Bank’s results of operations and financial condition. The Bank continues to monitor the impact of these risks and take appropriate actions as needed.

A prolonged downturn in the economy, including the U.S. housing market and related U.S. government monetary policies, could adversely affect the Bank’s business activities and results of operations.

The Bank’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing market could adversely affect the Bank’s members, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline, the value of collateral securing member credit to the Bank may decline, which could in turn increase the possibility of under-collateralization and the risk of loss if the Bank member defaults. Deterioration in the residential or commercial mortgage markets could also affect the value of collateral securing the Bank’s assets.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions can affect U.S. economic conditions and financial markets and therefore the Bank’s business activities by changing member borrowing activity and the Bank’s lending and investments patterns. Additionally, natural disasters, pandemics, and other widespread health emergencies, terrorist attacks, cyberattacks, civil unrest, geopolitical instability, or conflicts, trade disruptions, tariffs, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions, and uncertainties, which could adversely impact the Bank’s business activities, ability to pay dividends, results of operations, as well as lead to operational difficulties.

The Bank is subject to a complex body of laws and regulations, which could change or be applied in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the way the FHLBanks carry out their housing finance mission and business operations. Finance Agency, within its statutory authority, may issue regulations that impact the Bank’s securities, businesses and/or operations. New or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency or other financial services regulators could have a negative effect on the Bank’s debt securities, ability to conduct business and on the cost of doing business. Reform of the federal support of U.S. housing finance and changes to requirements impacting FHLBank members, including capital requirements, asset composition tests and collateralization of advances, may, if implemented, directly and indirectly impact FHLBanks and other GSEs that support the U.S. housing market. Legislation and regulations affecting the Bank’s investors, dealers of consolidated obligations, and Bank’s members, including related to capital, liquidity and asset requirements, changes relating to credit underwriting standards and member credit risk management requirements may also potentially impact the Bank’s business and earnings ability. Changes to valuation methods of Bank-issued debt securities and its collateralization by Bank members, and other measures targeting Fannie Mae and Freddie Mac, including an end to the ongoing conservatorship of those institutions by the Finance Agency, may, if implemented, directly and indirectly impact FHLBanks and other GSEs that support the U.S.

Changes or inconsistency in statutory or regulatory requirements, or their application, could result in an increase in the Bank’s cost of funding and regulatory compliance; a change in membership or permissible business activities; Bank’s or member additional liquidity and capital requirements (including whether a member meets required tangible capital levels to access advances, or maintains certain asset levels in residential mortgage loans); and/or a decrease in the size, scope, or nature of the Bank’s lending or investment activities, any of which could negatively impact the Bank’s financial condition and results of operations.

Certain executive orders issued by the new current federal executive administration would impact government activity, including the Finance Agency, which suggest the Bank’s regulatory environment is changing. The Bank is not able to predict what changes, if any, will ultimately result from the changing regulatory environment or from the implementation of those relevant executive orders.

A November 2023 Finance Agency report on the FHLBank System is a potential source of important regulatory changes. The report focused on the FHLBank System's: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. The report is discussed in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments.

The Bank is not able to predict what changes, if any, will ultimately result from the Finance Agency's recommendations in the report nor is the Bank able to predict the extent or timing of such changes, particularly in light of the changes in the Finance Agency leadership and subsequent potential changes in the Bank’s regulatory environment, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. However, any such changes as well as any resulting increased scrutiny of the Bank and the FHLBank System and its mission and activities could affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.

The Bank is also not able to predict the impact resulting from ongoing changes in federal administration, including from any resulting changes to Finance Agency actions and regulatory activity, along with impacts to the FHLBank System and Bank members. Potential changes to Finance Agency regulatory expectations, other political changes, policy changes, trends, government or government advisory committee actions or inaction, new or modified legislation, or government actions impacting our members and counterparties, could increase Bank’s operational costs and expenses, result in heightened scrutiny of the Bank, and/or impact the Bank’s business, strategy and operations, which may affect the Bank’s financial condition, or results of operations, or the value of membership in the Bank. These changes may include changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs and support for community investment, or changes to our operations, structure, regulated diversity, equity and inclusion programs, and governance. We also cannot predict the new federal administration’s actions relating to U.S. housing finance, including regarding the conservatorship of Fannie Mae and Freddie Mac and potential reforms to their structure, along with any corresponding impacts to the FHLBank System or the mortgage industry.

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

The Bank operates in a highly competitive environment. Advances are the Bank’s primary product offering and represented 58.4 percent of the Bank’s total assets for the year ended December 31, 2024. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable lending terms and collateralization practices than the Bank does on its advances. Changes made by the Bank to lower pricing of its advances or to its collateralization practices to compete with these alternative funding sources may decrease the Bank’s profitability on advances, while pricing increases used to help sustain income may render the Bank less competitive. A failure by the Bank to adequately manage pricing could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The Bank is exposed to risks because of member concentration.

The Bank is subject to member concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank may only accept members within the Bank’s regulatory district that meet regulatory eligibility criteria, which restricts its ability to expand its membership. The Bank’s largest borrower as of December 31, 2024, was Truist Bank, which accounted for $19.8 billion, or 22.9 percent of the Bank’s total advances then outstanding. In addition, as of December 31, 2024, 10 of the Bank’s member institutions (which includes Truist Bank) collectively accounted for $63.3 billion, or 73.4 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, which may impact Bank’s members. If one or more of the Bank’s largest borrowers ceased membership, or if the Bank were to experience a decrease in the amount of business with one or more of its largest borrowers, whether as the result of a merger or other transaction that displaces advance demand, or as a result of other market conditions, competition or otherwise, the Bank’s financial condition and results of operations could be negatively affected.

Liquidity Risk

The Bank’s funding depends upon its ability to regularly access the capital markets.

The Bank’s primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. The failure to obtain such funds on terms and conditions favorable to the Bank could adversely impact the Bank’s ability to manage its liquidity. Moreover, if the Bank is unable to issue consolidated obligations and other sources of contingent liquidity were either not available or were not available in sufficient quantities, the Bank’s ability to meet its obligations and otherwise conduct its operations would be compromised.

The Bank also competes with Fannie Mae, Freddie Mac, other GSEs, and the U.S. Treasury, as well as corporate and supranational entities for funds raised through the issuance of debt. Increases in the supply of competing debt products may, in the absence of increased investor demand, result in higher debt costs, which could negatively affect the Bank’s financial condition and results of operations.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact net interest income.

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLBank System's access to funding. Additionally, the Finance Agency increased liquidity requirements aimed at enabling the Bank to provide advances and letters of credit for members during a sustained capital markets disruption and which therefore may require the Bank to hold an increased amount of liquid assets, which could hinder the Bank’s ability to meet its core mission asset ratio, and could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income. Refer to Item 1. Business. Overview for further discussion of the Bank’s core mission asset ratio.
Market Risk

Changes in interest rates or inability to successfully manage interest-rate risk could have a significant adverse effect in the Bank’s earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding advances and investments and interest paid on the Bank’s borrowings and other liabilities. Although the Bank uses a number of measures to monitor and manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from duration mismatches and the unpredictability of the financial markets. The existence of gaps in interest-rate sensitivities means that either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank’s position, any such gap could adversely affect the net present value of the Bank’s interest-sensitive assets and liabilities, which could negatively affect the Bank’s financial condition and results of operations.

The Bank’s businesses and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence interest rates and the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities, and Bank’s cost of funding, which could affect the success of the Bank’s asset and liability management activities and negatively affect the Bank’s financial condition and results of operations. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, disruption in the federal funds market or any related regulatory or policy change may adversely affect the Bank’s cash management activities, results of operations, and reputation. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income for further discussion of the Bank’s yield on assets and interest-rate spread.

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

If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments on acceptable terms, the Bank may be unable to manage its interest-rate and other risks or may be required to change its investment strategies and advance product offerings, which could affect the Bank's financial condition and results of operations. The Bank’s financial condition and results of operations could also be adversely affected if derivative counterparties to whom the Bank has exposure fail.

Prepayment or refinancing of mortgage assets could affect earnings.

The Bank invests in MBS and has at times invested in whole mortgage loans. Changes in interest rates can significantly increase prepayment and the velocity of prepayment of these assets, which could affect the Bank’s earnings. In the Bank’s experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

The Bank may not be able to pay dividends or to repurchase or redeem members’ capital stock consistent with past practice.

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s unrestricted retained earnings and current net earnings. The Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to compliance with statutory and regulatory liquidity and capital requirements. The Bank’s financial management policy addresses regulatory guidance issued to all FHLBanks regarding retained earnings. It requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. The Bank’s capital plan addresses minimum regulatory capital requirements. Events such as changes in interest rates, collateral value, credit quality of members, changes to regulatory capital requirements, and any future credit losses, may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends, suspend dividends altogether, or limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings or regulatory capital requirements. These actions could cause a reduction in members’ demand for advances or make it difficult for the Bank to retain existing members or to attract new members.

Credit Risk

The Bank’s exposure to credit risk from secured and unsecured transactions could have an adverse effect on the Bank’s financial condition and results of operations.

The Bank faces credit risk on advances, standby letters of credit, investments, derivatives, and mortgage loan assets. The Bank requires advances and standby letters of credit to be fully secured with eligible collateral. The Bank evaluates the types of collateral pledged by the member and assigns a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If the Bank has insufficient collateral or is unable to liquidate the collateral for the value assigned to it upon payment default or failure of a member, the Bank could experience a credit loss on advances or standby letters of credit, which could adversely affect its financial condition and results of operations.

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

The Bank uses master derivative contracts that contain provisions that require the Bank to net the exposure under all transactions with a counterparty to one amount in order to calculate collateral requirements. Primary exposures to institutional counterparty credit risk are with unsecured money market transactions, including federal funds sold, or short-term investments with domestic and foreign counterparties; derivative counterparties, including Derivative Clearing Organizations and Futures Commission Merchants; and mortgage servicers that service loans purchased under the MPF Program and the Bank’s MPP. The Bank has both direct and indirect exposure to foreign credit risk through their various counterparties. Adverse economic, political, or other trends that may occur within, across, or among various regions or countries could have direct adverse effects on a Bank’s institutional counterparties and on the U.S. economy. Although the Bank attempts to monitor the creditworthiness of all counterparties, it is possible that the Bank may not be able to terminate the agreement with a foreign commercial bank before the counterparty would become subject to an insolvency proceeding.

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

Although it has never occurred, the Finance Agency may at any time, pursuant to regulation, order an FHLBank to make principal or interest payments due on any consolidated obligation, including of another FHLBank. Pursuant to other arrangements to which the Bank is bound by, an FHLBank may be required to make payment of principal or interest payments due on any consolidated obligation of any other FHLBank upon failure of such FHLBank to meet an obligation. Although the Bank would be entitled to reimbursement from a non-complying FHLBank, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively impact the Bank’s financial condition and results of operations.

If the aggregate AHP contributions of all FHLBanks were to fall below $100 million, the Finance Agency would prorate the remaining sums among the FHLBanks, subject to certain conditions, as may be required to meet the minimum $100 million annual contribution. Moreover, if the FHLBanks are required by law to increase the minimum required annual AHP contributions, it would reduce the Bank’s net income and could limit growth in the Bank’s retained earnings and potentially reduce the level of dividends paid to the Bank’s members.

Changes in the Bank’s credit ratings may adversely affect the Bank’s ability to issue consolidated obligations on acceptable terms, and such changes may be outside the Bank’s control due to changes in the U.S. sovereign ratings.

As of December 31, 2024, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of Aaa/P-1 by Moody’s with negative outlook and AA+/A-1+ by S&P with stable outlook. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades or changes in outlook to the U.S. sovereign credit rating have in the past and would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States. If the U.S. fails to address, based on the credit rating agencies’ criteria, its statutory debt ceiling in a timely manner and continued uncertainty persists relating to the debt limit, these factors individually or collectively could increase the possibility of potential credit-rating downgrades to the U.S. sovereign credit.

These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Negative ratings actions or negative guidance for the Bank, including as a consequence of U.S. debt levels, the U.S. fiscal budget process, and other uncertainties may adversely affect the Bank’s cost of funding and ability to issue consolidated obligations or other financial instruments on acceptable terms, trigger additional collateral requirements under the Bank’s derivative contracts, and reduce the attractiveness of the Bank’s standby letters of credit. This could have a negative impact on the Bank’s financial condition and results of operations, including the Bank’s ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

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

While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by the Bank’s staff and independent parties, rapid changes in market conditions could impact the value of the Bank’s instruments beyond model forecasts, as well as the Bank’s financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Actual results may differ from modeled results primarily due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies. Changes in business or financial models or in any of the assumptions, judgments, or estimates used in the models may also cause the results generated by the model to be materially different from actual results.

The Bank employs various strategies to attempt to manage the risks associated with the use of models. If the models are not reliable or the Bank does not use them appropriately, the Bank could make unintended business decisions, including asset and liability management decisions, which could result in a materially adverse financial impact for the Bank.

The Bank relies heavily upon information systems and other technology. Any disruption, failure, cybersecurity incident or threat of the Bank’s information systems or other technology or those of critical vendors and third parties, such as the Federal Reserve Banks, could adversely impact the Bank’s business, reputation, financial condition, or results of operations.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of those systems and technology. The Bank’s information systems rely on certain critical vendors to provide technology solutions. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cybersecurity threats or incidents (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events) or other breaches of technology security, that may derive from human error or malfeasance on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives, or accidental technological failure. At times, there may be an increased risk of cyberattacks, including as a result of increased capabilities of artificial intelligence or as a result of geopolitical conflicts. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, result in fraudulent wire transfers, or otherwise interrupt the Bank’s ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities, and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption, or cybersecurity threats or incidents.

Like many financial institutions, the Bank has seen an increase in cybersecurity risk. For the Bank, cybersecurity threats have predominantly occurred through phishing, social engineering scams, and ransomware. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank devotes substantial resources and deploys preventive measures to secure the Bank’s systems, including firewalls, email security, and anti-virus solutions. These measures, or the Bank’s system redundancies and other business continuity measures, may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure or interruption in the Bank’s business continuity, disaster recovery or certain information systems, or a cybersecurity event, could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, reputation or other harm. While the Bank maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance may be insufficient to cover all losses or types of claims that may arise. As cybersecurity threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its layers of defense, to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

Additionally, the Bank relies on the Office of Finance to facilitate the issuance and servicing of its consolidated obligations. A failure or interruption of the Office of Finance's operating systems or other adverse technology incidents could disrupt the Bank’s access to funds, and could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, or other harm. Refer to Item 1C. Cybersecurity for further discussion of the Bank’s cybersecurity risk management and strategy and governance.

The Bank’s controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate.

The Bank may fail to identify and manage risks related to a variety of aspects of its business, including operational risk, legal and compliance risk, interest-rate risk, liquidity risk, market risk, and credit risk. The Bank has adopted controls, procedures, policies, and systems to monitor and manage these risks. The Bank’s management cannot provide complete assurance that those controls, procedures, policies, and systems are adequate to identify and manage the risks inherent in the Bank’s business, at all times. In addition, because the Bank’s business continues to evolve, the Bank may fail to fully understand the implications of changes in the business, and therefore, it may fail to enhance the Bank’s risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on the Bank’s financial condition and results of operations.

Natural disasters, including those resulting from climate change, in the Bank’s region could adversely affect the Bank’s operations, profitability and financial condition.

Portions of the Bank’s district, member and collateral locations are subject to risks from hurricanes, tornadoes, floods, wildfires, drought and other natural disasters. The Bank’s district, member and collateral locations include areas designated as Special Flood Hazard Areas (SFHAs) which are deemed particularly vulnerable. Climate change contributes to the increasing unpredictability, occurrence and intensity of major natural disasters, which could negatively affect the Bank’s ability to predict losses from such events.

Natural disasters could disrupt, damage or dislocate the facilities or the underlying business of the Bank or Bank’s members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, may impact the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas. These disasters can also create imbalances on insurance such as inadequate insurance, insurance shortfalls, premium increases, and insurance availability. Natural disasters could disrupt the Bank’s operations or the operations of third parties on which the Bank relies. Steps to address the risk of more frequent or severe weather events resulting from climate change could result in a potentially disruptive transition away from carbon-intense industries and create additional transitional risks and costs that include those to adapt to new regulation to address climate change risks. Such a transition could negatively impact certain regions and regional economies, affecting the members’ businesses and impacting the ability of borrowers in those industries or regions to pay their mortgage loans. Legal or regulatory changes to address concerns about global climate change may lead to higher costs of compliance and increasing direct and indirect expenses and lending costs for the Bank’s members.

The inability to attract and retain skilled key personnel could adversely affect the Bank's business and financial result.

The Bank relies on key personnel for many of its functions and has a relatively small workforce, given the size and complexity of its business. The Bank’s ability to attract and retain such personnel is important for it to conduct its operations and measure and maintain risk and financial controls. Additionally, the Bank must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain the Bank’s current business and to execute its strategic initiatives, including succession planning. Like many organizations, the Bank has experienced increased competition in its recruitment and retention of employees. If the Bank is unable to recruit, retain and motivate such employees, its business and financial performance may be adversely affected.

Each FHLBank’s board of directors has the statutory authority and responsibility to select, employ and fix the compensation of its officers and employees in order to help ensure the hiring and retention of qualified staff. However, as the regulator of the FHLBanks, the Finance Agency has the authority to determine whether compensation paid to any executive officer or director is in its view not reasonable and comparable with compensation for such services in other similar businesses involving similar duties and responsibilities. Depending on how such authority is exercised, the Bank’s ability to recruit and retain qualified executive officers and directors could be adversely affected.

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

The Bank’s board annually reviews and approves the Bank’s risk management policies. The Bank develops mitigation plans, monitors tactical implementation, and engages in detailed gap analysis, risk assessments and monitors remediation plans to close any outstanding gaps, all of which are overseen by the Bank’s Security Governance Committee. Cybersecurity risk management is integrated with the Bank’s overall risk management framework overseen by the Bank’s board. Bank policies establish administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with Finance Agency regulations and applicable laws. The Bank’s cyber incident response plan determines how cybersecurity threats and incidents are identified, classified, escalated, and reported to senior management and the board. The cyber incident response plan also stipulates management’s materiality assessment of the threat or incident for the purposes of public disclosure. The Bank’s cyber incident response plan includes third party cybersecurity incidents and threats.

The business continuity management program is designed to oversee and implement resilience, continuity, and response capabilities to safeguard employees, products and services, minimize financial losses and the impact to service to members during a disruption event. A disruption event includes the unavailability of information technology assets due to cybersecurity threats or incidents and other unintentional events like fire, power loss, and other technical incidents such as hardware failures. The business continuity management program provides planning for the restoration of facilities, communications, information technology systems, personnel, and other components necessary for the continuity of critical Bank processes. The business continuity management policy is overseen by the board.

The Bank retains external consultants to assist in the development and monitoring processes for assessing, identifying, and managing cybersecurity incident and threat risk. The Bank engages third-party services to conduct evaluations of security controls, whether through penetration testing, independent audits or consulting on practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. The Bank also requires subcontractors to report on cybersecurity incidents so the Bank can assess their impact. As part of the Bank’s vendor management process, the Bank undertakes due diligence of third-party systems with whom the Bank will interact, including risk profiling and classification, in addition to requiring data protection covenants in its vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of all service providers in accordance with a risk profile classification. The Bank reviews vendor performance, relevant technologies utilized by vendors and promotes escalation of any unsatisfactory reviews, as part of Bank’s continuous assessment of its vendors.

During the period covered by this report, risks from cybersecurity incidents or threats did not have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced cybersecurity incidents and threats in the past, none of which have had a material effect on the Bank’s financial condition or results of operations. Cybersecurity incidents may occur in the future and any such cybersecurity incident could result in significant adverse impact to the Bank, the Bank’s members, and their customers. The Bank is prepared to assess materiality of any such cybersecurity incident from several perspectives including, but not limited to, the Bank’s ability to continue to service its members and protect the privacy of their data entrusted to the Bank, lost revenue, disruption of business operations, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

The Bank’s board of directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. The board of directors Enterprise Risk and Operations Committee (EROC) oversees the Bank’s information security program through setting of policies and the Bank’s risk management framework and has oversight of the cybersecurity risk management efforts which include risks from cybersecurity threats and has assigned specific controls for the mitigation, monitoring and reporting associated with those risks. The board also oversees management’s approach to staffing, and processes and practices to gauge and address cybersecurity and information security risk. The board receives reports on management of cybersecurity risk and implementation of cybersecurity risk management as well as presentations and reports on cybersecurity effectiveness assessments and monitoring updates, along with management’s recommendations regarding Bank’s information security policies.

The Bank’s Security Governance Committee is led by the chief information security officer and has a cross-functional membership comprised of representatives from the Bank’s operational risk, information security, information technology, legal, operations, and other departments that provide both operational, specialized, technical and multidisciplinary expertise to the committee. The committee has integrated oversight of the information security program, the physical security program, and is responsible for reviewing security policies and procedures, security exceptions and violations, the processes and standards to implement the policies and procedures defined in the cybersecurity risk management program, the Bank’s cyber incident response plan, the security awareness program and implementation reports, and for providing guidance and monitor progress on major information security projects, and regulatory changes and requirements.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five-year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2025, the Bank had 790 member and non-member shareholders and 57 million shares of its capital stock outstanding (including mandatorily redeemable shares).

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2024, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to activity-based stock requirements related to new advances or standby letters of credit, as applicable.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $8.9 billion, $11.6 billion, and $11.4 billion in standby letters of credit in 2024, 2023, and 2022, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2024 and 2023, and results of operations for the years ended December 31, 2024 and 2023. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2023 and 2022, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2023 Annual Report on Form 10-K, as filed with the SEC on March 8, 2024.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2024 included in Item 8. Financial Statements and Supplementary Data of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A. Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

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

The state of the economy and the Bank’s regulatory environment are significant components in determining the Bank’s overall business outlook as they impact advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank’s operations. External factors such as liquidity levels at member institutions, fiscal and monetary policies, performance of global economies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

Interest rates are also a significant factor on the Bank’s business outlook. Changes in interest rates can impact the Bank’s interest rate risk management, profitability, and return on equity (ROE). It can also impact member advance demand, as rate uncertainty can impact deposit levels at the Bank’s members.

Merger activity involving the Bank’s members can impact the Bank’s business outlook. As the financial industry continues to experience consolidation, the Bank’s membership base may decrease, and the Bank’s advance balance and other business could increase or decrease significantly depending upon the size of the financial institutions involved in the merger. While the Bank’s balance sheet is designed to expand and contract based upon advance demand, the Bank is vulnerable to member concentration, as such, the Bank’s business could be affected by this merger activity, including as a result of a single event causing the loss of a member’s business due to acquisition by a non-member.

Financial Condition
The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions). These items are discussed in more detail below.

	As of December 31,		Change
	2024	2023	Amount	Percent
Total assets	$147,091	$152,370	$(5,279)	(3.46)
Total liabilities	139,158	144,254	(5,096)	(3.53)
Total capital	7,933	8,116	(183)	(2.25)

•Total assets decreased primarily due to a $10.8 billion, or 11.2 percent, decrease in advances, partially offset by a $5.9 billion, or 10.8 percent, increase in total investments. The increase in total investment was primarily related to additional liquidity investments that were held as of December 31, 2024.
•Total liabilities decreased primarily due to a $5.7 billion, or 4.04 percent, decrease in consolidated obligations as a result of decreased funding and liquidity needs during the year.
•Total capital decreased primarily due to a $449 million, or 8.01 percent, decrease in capital stock, partially offset by a $261 million, or 10.4 percent, increase in retained earnings.
Results of Operations
The following table presents the Bank’s significant income items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Amount	Percent	Amount	Percent
Net interest income	$966	$889	$327	$77	8.57	$562	172.41
Noninterest income	23	5	16	18	343.24	(11)	(68.84)
Noninterest expense	215	173	138	42	23.47	35	25.61
Affordable Housing Program assessment	77	72	21	5	7.38	51	251.68
Net income	$697	$649	$184	$48	7.38	$465	251.80

•The increase in net interest income was primarily related to an increase in interest rates during the year which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, partially offset by a decrease in average advance balances.

•Average advance balances were $98.8 billion for the year ended December 31, 2024, compared to $125.4 billion for 2023. The decrease in average advance balances was primarily due to market liquidity concerns that occurred during the first quarter of 2023, resulting in an increase in advance balances, and continued to impact advance balances through the third quarter of 2023.

•The increase in net income was primarily due to a $77 million increase in net interest income. Additionally, during 2024 the Bank had $49 million of voluntary housing and community investment expense, compared to $19 million during 2023.
The following table presents the Bank’s significant income ratios for the years presented. These items are discussed in more detail below.

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
ROE	8.31%	7.43%	3.18%	0.88	4.25
Average daily SOFR	5.15	5.01	1.64	0.14	3.37
ROE spread to average daily SOFR	3.16	2.42	1.54	0.74	0.88
Net yield on interest-earning assets	0.64	0.50	0.28	0.14	0.22

•The increase in ROE for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the increase in net income.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2024		2023		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$85,829	58.35	$96,608	63.40	$(10,779)	(11.16)
Investment securities	30,233	20.55	31,164	20.45	(931)	(2.99)
Other investments	29,851	20.30	23,043	15.12	6,808	29.55
Mortgage loans, net	89	0.06	103	0.07	(14)	(13.10)
Other assets	1,089	0.74	1,452	0.96	(363)	(25.08)
Total assets	$147,091	100.00	$152,370	100.00	$(5,279)	(3.46)
Consolidated obligations, net:
Discount notes	$32,152	23.10	$25,972	18.00	$6,180	23.80
Bonds	103,699	74.52	115,600	80.14	(11,901)	(10.29)
Deposits	2,312	1.66	1,568	1.09	744	47.44
Other liabilities	995	0.72	1,114	0.77	(119)	(10.81)
Total liabilities	$139,158	100.00	$144,254	100.00	$(5,096)	(3.53)
Capital stock	$5,148	64.90	$5,597	68.96	$(449)	(8.01)
Retained earnings	2,785	35.11	2,524	31.10	261	10.35
Accumulated other comprehensive loss	—	(0.01)	(5)	(0.06)	5	91.43
Total capital	$7,933	100.00	$8,116	100.00	$(183)	(2.25)

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2024		2023
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$59,497	4.64	$70,501	5.53
Due after one year through two years	9,155	4.28	6,038	4.24
Due after two years through three years	4,768	4.08	5,375	4.36
Due after three years through four years	5,327	3.90	3,075	4.08
Due after four years through five years	2,730	4.04	7,544	3.92
Due after five years through 15 years	4,527	3.84	4,411	3.88
Thereafter	304	5.07	4	2.73
Total par value	86,308	4.47	96,948	5.14
Deferred prepayment fees	3		10
Discounts	(1)		(1)
Fair value hedging adjustments	(481)		(349)
Total	$85,829		$96,608

Total advances decreased by 11.2 percent as of December 31, 2024, compared to December 31, 2023. A significant percentage of advances originated during 2024 and 2023 were short-term advances.
As of December 31, 2024 and 2023, 42.6 percent and 40.5 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2024 and 2023, 68.3 percent and 64.9 percent, respectively, of the Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 89.3 percent and 8.58 percent, respectively of the Bank’s variable-rate advances as of December 31, 2024. The Bank also offers variable-rate advances that may be tied to indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 73.4 percent of the Bank’s total advances outstanding as of December 31, 2024. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2024 is contained in Item 1. Business—Credit Products—Advances. The Bank monitors concentration risk and believes it holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,
	2024					2023	Change
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total		Amount	Percent
Investment securities:
Available-for-sale securities:
U.S. Treasury obligations	$100	$3,963	$—	$—	$4,063	$2,203	$1,860	84.38
Mortgage-backed securities:
Government-sponsored enterprises commercial	—	334	393	—	727	247	480	194.28
Total available-for-sale securities	100	4,297	393	—	4,790	2,450	2,340	95.46
Held-to-maturity securities:
State or local housing agency debt obligations	—	1	—	—	1	1	—	—
Government-sponsored enterprises debt obligations	435	300	60	—	795	1,475	(680)	(46.10)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1	—	2,009	2,010	2,715	(705)	(25.98)
Government-sponsored enterprises residential	1	7	89	8,323	8,420	8,311	109	1.31
Government-sponsored enterprises commercial	215	6,385	7,202	415	14,217	16,212	(1,995)	(12.30)
Total mortgage-backed securities	216	6,393	7,291	10,747	24,647	27,238	(2,591)	(9.51)
Total held-to-maturity securities	651	6,694	7,351	10,747	25,443	28,714	(3,271)	(11.39)
Total investment securities	751	10,991	7,744	10,747	30,233	31,164	(931)	(2.99)
Interest-bearing deposits	1,493	—	—	—	1,493	1,833	(340)	(18.53)
Securities purchased under agreements to resell	21,200	—	—	—	21,200	12,500	8,700	69.60
Federal funds sold	7,158	—	—	—	7,158	8,710	(1,552)	(17.82)
Total other investments	29,851	—	—	—	29,851	23,043	6,808	29.55
Total investments	$30,602	$10,991	$7,744	$10,747	$60,084	$54,207	$5,877	10.84
Weighted-average yields on (1):
Available-for-sale securities	4.31%	4.35%	5.02%	—
Held-to-maturity securities	4.41%	4.83%	5.05%	4.98%
_________
(1) The weighted-average yields on available-for-sale securities and held-to-maturity securities are calculated as the sum of each debt security using the period- end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable available-for-sale securities and held-to-maturity securities portfolio.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of December 31, 2024, these investments were 320 percent of the Bank’s regulatory capital. These investments exceeded the 300 percent level due to a decrease in the amount of regulatory capital that resulted from a decrease in advances as of December 31, 2024. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market. The increase in other investments as of December 31, 2024, compared to December 31, 2023, primarily relates to an increase in securities purchased under agreements to resell as the Bank retained additional liquidity at year-end 2024.

Mortgage Loans Held for Portfolio
The Bank purchased fixed-rate residential mortgage loans directly from PFIs and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2023 to December 31, 2024 was primarily due to the maturity and prepayments of these assets during the year.
The following table presents the Bank’s mortgage loans outstanding by redemption terms (dollars in millions).

	As of December 31,
	2024	2023
Due in one year or less	$7	$8
Due in one year through five years	35	36
Due after five years through 15 years	42	52
Thereafter	5	7
Total unpaid principal balance	89	103
Other adjustment, net (1)	—	—
Total mortgage loans held for portfolio	89	103
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$89	$103
____________
(1) Consists of premiums, discounts, and hedging adjustments.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2024 and 2023. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2024	2023
	Percent of Total	Percent of Total
Florida	21.98	22.24
South Carolina	20.79	21.12
Virginia	11.37	11.55
Georgia	10.76	10.92
North Carolina	8.04	7.83
All other	27.06	26.34
Total	100.00	100.00

Deposits

The Bank offers demand and overnight deposit programs to members and qualifying non-members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit funds in the Bank that are collected in connection with the mortgage loans, pending disbursement of those funds. All the Bank’s deposits are uninsured. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may fluctuate significantly. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank.

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2023 to December 31, 2024 was primarily a result of decreased funding and liquidity needs during the year. Consolidated obligation issuances financed 92.4 percent of the $147.1 billion in total assets as of December 31, 2024, a slight decrease from the financing ratio of 92.9 percent as of December 31, 2023.
The Bank often simultaneously entered into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2024 and 2023, 92.1 percent and 92.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, 64.3 percent and 26.6 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 10—Capital to the Bank’s 2024 audited financial statements.
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
The Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary reclassifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 10, 2024, the Bank received notification from the Finance Agency that, based on September 30, 2024 data, the Bank meets the definition of “adequately capitalized.”
Each FHLBank is required to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of December 31, 2024, the Bank was in compliance with this ratio.

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

Under the Bank’s financial management policy, the Bank’s targets were to maintain (1) a capital-to-assets ratio of 4.50 percent to 6.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and reasonable quarterly dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark after providing for retained earnings as discussed above. Beginning in 2021, the Bank began using SOFR as the index for its dividend spreads. The Bank’s ability to maintain dividends depends on the Bank’s actual performance, its ability to maintain adequate retained earnings, other factors described in Item 1A. Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2024, 2023, and 2022, is contained in Note 10—Capital to the Bank’s 2024 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2024 and 2023.

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

When an advance is prepaid, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity, which makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees net of basis adjustments, which are primarily related to hedging activities included in the carrying value of the advance, as interest income on advances on the Statements of Income.

The following table presents the components of net advances prepayment fees for the years presented (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Gross advances prepayment fees	$(23)	$(90)	$(223)
Hedging fair value adjustments on prepaid advances	37	88	237
Other	—	5	(12)
Net advances prepayment fees	$14	$3	$2

The gross prepayment fees are the result of the fair value of the advances at the time of prepayment, which is generally offset by the fair value of the hedge.

The following table presents key components of net interest income for the years presented (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Interest income:
Advances	$5,467	$6,681	$1,748
Investments	2,881	2,719	755
Mortgage loans	5	6	7
Loans to other FHLBanks	—	—	1
Total interest income	8,353	9,406	2,511

Interest expense:
Consolidated obligations	7,286	8,415	2,150
Interest-bearing deposits	101	102	34
Total interest expense	7,387	8,517	2,184
Net interest income	$966	$889	$327

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense.. Fair value gains and losses of derivatives and hedged items designated in fair value hedging relationships are also recognized in interest income or interest expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income were decreases of $638 million, $852 million, and $211 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Below are the primary factors that impacted net interest income and net income for the years ended December 31, 2024 and 2023:

•The increase in net interest income was primarily related to an increase in interest rates during the year which impacted income from interest-earning assets more than the expense from interest-bearing liabilities, partially offset by a decrease in average advance balances.

•Average advance balances were $98.8 billion for the year ended December 31, 2024, compared to $125.4 billion for 2023. The decrease in average advance balances was primarily due to market liquidity concerns that occurred during the first quarter of 2023, resulting in an increase in advance balances, and continued to impact advance balances through the third quarter of 2023.

•The increase in net income was primarily due to a $77 million increase in net interest income. Additionally, during 2024 the Bank had $49 million of voluntary housing and community investment expense, compared to $19 million during 2023.

•Average consolidated obligation balances were $140.4 billion for the year ended December 31, 2024, compared to $166.3 billion for 2023.

The following tables present the change in interest income and expense due to volume or rate variance for the years ended December 31, 2024, 2023, and 2022 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in Noninterest income (loss) as “Net gains (losses) on derivatives.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets was 64 basis points, 50 basis points, and 28 basis points for 2024, 2023, and 2022, respectively.

	For the Years Ended December 31,						Change due to
	2024			2023
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes(6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,155	$168	5.33	$4,274	$222	5.18	$(60)	$6	$(54)
Securities purchased under agreements to resell	6,241	324	5.18	6,910	347	5.03	(34)	11	(23)
Federal funds sold	13,148	686	5.22	14,035	717	5.11	(46)	15	(31)
Investment securities (2)	30,298	1,703	5.62	28,249	1,433	5.07	108	162	270
Advances (3)	98,834	5,467	5.53	125,385	6,681	5.33	(1,460)	246	(1,214)
Mortgage loans (4)	96	5	5.35	111	6	5.45	(1)	—	(1)
Loans to other FHLBanks	—	—	—	8	—	4.64	—	—	—
Total interest-earning assets	151,772	8,353	5.50	178,972	9,406	5.26	(1,493)	440	(1,053)
Noninterest-earning assets	1,694			1,771
Total assets	$153,466			$180,743
Liabilities and Capital
Interest-bearing deposits (5)	$2,006	101	5.04	$2,047	102	4.97	(2)	1	(1)
Consolidated obligations, net:
Discount notes	23,573	1,210	5.13	35,727	1,798	5.03	(624)	36	(588)
Bonds	116,794	6,076	5.20	130,579	6,617	5.07	(713)	172	(541)
Other borrowings	4	—	4.67	1	—	8.81	—	—	—
Total interest-bearing liabilities	142,377	7,387	5.19	168,354	8,517	5.06	(1,339)	209	(1,130)
Noninterest-bearing liabilities	2,706			3,653
Total capital	8,383			8,736
Total liabilities and capital	$153,466			$180,743
Interest-rate spread			0.31			0.20
Average interest-earning assets to interest-bearing liabilities			106.60			106.31
Net yield on interest-earning assets(7)	$151,772	$966	0.64	$178,972	$889	0.50
Changes in net interest income							$(154)	$231	$77
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

Derivatives and Hedging Activity
The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations for the years presented (dollars in millions):

	For the Year Ended December 31, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities	$1	$—	$(466)	$—	$(465)
Net changes in fair value hedges	8	—	475	—	483
Net interest settlements on derivatives (1)	472	28	(1,120)	(6)	(626)
Price alignment amount (2)	(27)	2	(2)	(11)	(38)
Amortization or accretion of inactive hedging relationships	13	—	(5)	—	8
Total effect on net interest income	$467	$30	$(1,118)	$(17)	$(638)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$—	$—	$—	$1

	For the Year Ended December 31, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities	$10	$—	$(456)	$—	$—	$(446)
Net changes in fair value hedges	(9)	—	456	(2)	—	445
Net interest settlements on derivatives (1)	499	5	(1,314)	(3)	—	(813)
Price alignment amount (2)	(39)	—	(1)	(3)	—	(43)
Amortization or accretion of inactive hedging relationships	9	—	(4)	—	—	5
Total effect on net interest income	$470	$5	$(1,319)	$(8)	$—	$(852)
Effect on noninterest income:
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	$(4)	$—	$—	$1	$(1)	$(4)

	For the Year Ended December 31, 2022
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities	$(185)	$(12)	$—	$(197)
Net changes in fair value hedges	213	4	1	218
Net interest settlements on derivatives (1)	(17)	(187)	(32)	(236)
Price alignment amount (2)	(10)	—	—	(10)
Amortization or accretion of inactive hedging relationships	14	—	—	14
Total effect on net interest income	$15	$(195)	$(31)	$(211)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$2	$—	$2
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)This amount is for derivatives for which variation margin is characterized as daily settled contract.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) for the years presented (dollars in millions):

				Change
	For the Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Amount	Percent	Amount	Percent
Net gains (losses) on derivatives	1	(4)	2	5	117.33	(6)	(308.43)
Standby letters of credit fees	17	10	8	7	65.77	2	25.33
Gain on litigation settlements, net	—	—	4	—	—	(4)	(99.34)
Other	5	(1)	2	6	440.72	(3)	(159.22)
Total noninterest income	$23	$5	$16	$18	343.24	$(11)	(68.84)

During 2022, the Bank received a $4 million net litigation settlement related to certain investments in London Interbank Offered Rate (LIBOR)-based financial instruments claim.
Noninterest Expense and AHP Assessment
The following table presents noninterest expense and AHP assessment for the years presented (dollars in millions):

	For the Years Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Noninterest expense:
Compensation and benefits	$85	$80	$65	$5	$15
Cost of quarters	9	7	4	2	3
Other operating expenses	46	44	43	2	1
Total operating expenses	140	131	112	9	19
Finance Agency and Office of Finance	22	21	18	1	3
Voluntary housing and community investment	49	19	5	30	14
Other	4	2	3	2	(1)
Total noninterest expense	215	173	138	42	35
Affordable Housing Program assessment	77	72	21	5	51
Total noninterest expense and AHP assessment	$292	$245	$159	$47	$86
The Bank records statutory AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.
In addition to the statutory AHP assessment, the Bank may make voluntary contributions to the AHP or other housing and community initiatives, collectively referred to as voluntary contributions. In connection with that, and in recognition that additional funding would be beneficial in meeting community needs in affordable housing as well as business and community development, the Bank began increasing its voluntary contributions levels in late 2023.
Beginning in 2024, the Bank set a commitment to attain voluntary contributions at a minimum of five percent of its prior year’s annual income subject to assessment and prior year’s voluntary contributions. Income subject to assessment is defined as the Bank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. Voluntary contributions reduce net income subject to assessments, and therefore reduce statutory AHP expense. As such, the FHLBanks have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects.

The following table presents the calculation of the net income subject to assessment, adjusted for voluntary contributions fulfillment to show how the bank’s supplemental voluntary AHP contribution restores the AHP amounts to 10% of the Bank’s earnings absent the Bank’s voluntary commitment fulfillment (dollars in millions):

For the Year Ended December 31, 2024
Net income subject to statutory assessment	$774
Adjustment:
Voluntary housing and community investment recognized in Statements of Income (1)	44
Supplemental voluntary AHP contributions for the current year (2)	5
Net income subject to assessment, as adjusted (3)	$823
10% of net income subject to assessment, as adjusted	$82
Statutory AHP assessment	$77
Supplemental voluntary AHP contributions for the current year (2)	5
Total statutory AHP assessment and supplemental voluntary AHP contributions for the current year	$82
__________
(1) Excludes supplemental AHP contributions for the current year.
(2) Equals 10 percent of voluntary housing and community investment.
(3) Represents the calculated amount of earnings that would be available for AHP assessment if the Bank had not made the voluntary contributions, which reduce net income before assessments which, in turn, reduces the statutory AHP assessment.

The following table presents the calculation of the voluntary contribution target of the Bank (dollars in millions):

For the Year Ended December 31, 2024
Prior year’s net income subject to statutory assessment	$721
Voluntary commitment percentage	5.00%
Unadjusted voluntary contribution commitment	$36
Adjustment for supplemental voluntary AHP contributions for the prior year	1
Voluntary contribution commitment target	$37
The following table presents the fulfillment of voluntary contribution target of the Bank (dollars in millions):

For the Year Ended December 31, 2024
Voluntary housing and community investment recognized in Statements of Income	$49
Supplemental voluntary AHP contributions for the current year (1)	(5)
Voluntary contribution fulfillment	$44
Prior year’s net income subject to statutory assessment	$721
Prior year’s voluntary housing and community investment	19
Total prior year’s income subject to five percent commitment target	$740
Actual fulfillment percentage (2)	5.95%
__________
(1) Equals 10 percent of voluntary housing and community investment.
(2) Calculated as voluntary contribution fulfillment divided by total prior year’s income subject to five percent commitment target.

The following table presents voluntary contributions reported in noninterest expense as “Voluntary housing and community investment” on the Statements of Income which were allocated as follows:

For the Year Ended December 31, 2024
Voluntary non-statutory AHP contributions:
AHP Homeownership Set-aside Program	$15
AHP General Fund	8
Total voluntary non-statutory AHP contributions	23
Voluntary non-AHP contributions:
Workforce Housing Plus+ Program	20
Heirs’ Property Family Wealth Protection Fund	6
Total voluntary non-AHP contributions	26
Total voluntary housing and community investment	$49

Refer to Note 9—Affordable Housing Program and Voluntary Contributions to the Bank’s 2024 audited financial statements for additional information about the Bank’s voluntary programs.

Additional Financial Data.
The following table presents additional financial data for the last five fiscal years (dollars in millions).

	As of or for the Years Ended December 31,
	2024	2023	2022	2021	2020
Statements of Condition (as of year end)
Total assets	$147,091	$152,370	$151,622	$78,746	$92,295
Advances	85,829	96,608	109,595	45,415	52,168
Investments (1)	60,084	54,207	40,902	31,821	36,380
Mortgage loans held for portfolio, net	89	103	120	149	218
Consolidated obligations, net (2)	135,851	141,572	141,510	71,692	84,764
Total capital stock Class B putable	5,148	5,597	5,397	2,383	3,078
Retained earnings	2,785	2,524	2,283	2,228	2,198
Accumulated other comprehensive (loss) income	—	(5)	(34)	(16)	(16)
Total capital	7,933	8,116	7,646	4,595	5,260
Statements of Income (for the year ended)
Net interest income	966	889	327	281	333
Standby letters of credit fees	17	10	8	11	19
Net income	697	649	184	133	255
Performance Ratios (%)
Return on equity (3)	8.31	7.43	3.18	2.79	3.95
Return on assets (4)	0.45	0.36	0.16	0.16	0.19
Net yield on interest-earning assets	0.64	0.50	0.28	0.34	0.26
Interest-rate spread	0.31	0.20	0.16	0.34	0.22
Regulatory capital ratio (as of year end) (5)	5.39	5.33	5.07	5.86	5.72
Total average equity to average assets	5.46	4.83	4.98	5.74	4.90
Dividend payout ratio (6)	62.52	62.86	70.11	77.27	93.86
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

December 31, 2024	$1,056,184
December 31, 2023	1,061,022
December 31, 2022	1,037,537
December 31, 2021	580,909
December 31, 2020	662,051

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
The Bank’s short-term funding is generally driven by member advance demand and is achieved through the issuance of consolidated discount notes and short-term consolidated bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of the SEC money market fund reform in 2023, have often sought the Bank’s short-term debt as an asset of choice.
The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities.
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
Liquidity Reserves for Deposits. Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2024.
Operational Liquidity. In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout 2024.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout 2024.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$826	$455	$1,487
Investing activities	5,640	950	(76,664)
Financing activities	(6,573)	(1,404)	74,439
Net (decrease) increase in cash and due from banks	$(107)	$1	$(738)

The primary drivers that can impact net operating cash flows are fluctuations in net income and changes in certain adjustments to net income which may include amortization, accretion, derivative and hedging activities, and other adjustments.

•The Bank recorded net income of $697 million and $649 million for the years ended December 31, 2024 and 2023, respectively.

•The Bank recorded net accretion of $58 million and $10 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily driven by changes in interest rates related to investments and consolidated obligation discount notes.

•The Bank recorded a net positive change of $132 million in derivative and hedging activities for the year ended December 31, 2024 compared to a net negative change of $470 million in derivative and hedging activities for the same period in 2023. The change in derivative and hedging activities was primarily driven by the change in interest rates.

•The Bank recorded a positive change of $189 million and a negative change of $196 million for the years ended December 31, 2024 and 2023, respectively, in accrued interest receivable. The change in accrued interest receivable was primarily driven by lower advance balances during the year ended December 31, 2024 compared to the same period in 2023.

•The Bank recorded a negative change of $182 million and a positive change of $421 million for the years ended December 31, 2024 and 2023, respectively, in accrued interest payable. The change in accrued interest payable was primarily driven by the changes in interest rates related to consolidated obligations.

Net cash provided by investing activities fluctuate primarily based on advances and investing activities.

•The Bank originated a total of $311.4 billion of advances and collected $322.0 billion of advances principal for the year ended December 31, 2024 compared to $470.0 billion and $483.4 billion, respectively, for the same period in 2023.

•The Bank purchased investment securities of $3.8 billion and received proceeds from principal collected of $4.7 billion for the year ended December 31, 2024 compared to $10.8 billion and $5.1 billion, respectively, for the same period in 2023. The Bank recorded a net change of negative $5.9 billion related to liquidity investments for the year ended December 31, 2024 compared to a net change of negative $6.7 billion for the same period in 2023.
Net cash used in financing activities fluctuate primarily based on the issuance and payments for maturing and retiring consolidated obligations.
•The Bank issued $398.3 billion in consolidated obligations and paid $404.7 billion for maturing and retiring consolidated obligations for the year ended December 31, 2024, compared to $413.2 billion and $414.2 billion, respectively, for the same period in 2023.

Anticipated Cash Expenditures

The following table presents the payment due date or expiration terms of the Bank’s significant anticipated cash expenditures as of December 31, 2024 (dollars in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations(1)	$115,532	$16,934	$3,358	$960	$136,784
Pension and post-retirement contributions(2)	2	14	1	11	28
Total	$115,534	$16,948	$3,359	$971	$136,812
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2024, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2024 and 2023. As of December 31, 2024, the FHLBanks had $1,193.0 billion in aggregate par value of consolidated obligations issued and outstanding, $136.8 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank did not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2024.
Refer to Note 15—Commitments and Contingencies to the Bank’s 2024 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

Critical Accounting Estimates
The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that impacts the Bank’s financial condition and results of operations. Several of the Bank’s accounting estimates are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The critical accounting estimates relating to the fair value measurement of interest-rate related derivatives and associated hedged items are generally considered to be the most critical because it requires management’s subjective and complex judgments about matters, including forward interest-rate assumptions, that are inherently uncertain. Management bases its judgments and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions.
Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings. Therefore, the assumptions and judgment most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the Bank’s financial condition and results of operations. A majority of the Bank’s derivatives are structured to offset some or all of the risk exposure inherent in its lending, investment, and funding activities. The Bank seeks to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, the Bank has elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements (non-qualifying hedge). Non-qualifying hedges introduce the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. The total notional amount of derivatives was $100.6 billion as of December 31, 2024, of which 99.9 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $445 million and $12 million, respectively.
The Bank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of the Bank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as comparisons to similar instruments and/or discounted cash flow analysis, which uses observable market inputs, such as discount rate, forward interest rates, and volatility assumptions. Observable market inputs are actively quoted and can be validated to external sources. Refer to Note 14—Estimated Fair Values to the Bank’s 2024 audited financial statements for further discussion regarding valuation methodologies and primary inputs used to develop the fair value measurement for these instruments.
A hedging relationship is created from the designation of a derivative financial instrument as hedging the Bank’s exposure to changes in the fair value of a financial instrument. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Perfectly effective hedges that use interest-rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. The Bank does not apply shortcut hedge accounting.
For derivative transactions that potentially qualify for long-haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Quantitative hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long-haul fair value hedges. The Bank performs testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. The Bank then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. For the hedging relationship to be considered effective, results must fall within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item.

Recently Issued But Not Yet Adopted Accounting Standards
See Note 3—Recently Issued But Not Yet Adopted Accounting Standards to the Bank’s 2024 audited financial statements for a discussion of recently issued but not yet adopted accounting standards.

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and regulatory expectations. Certain early actions by the new federal executive administration indicate the Bank’s regulatory environment is changing. Changes in the regulatory environment under the current federal executive administration, including regulatory priorities and areas of focus, could affect the Bank’s business operations, results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on the Bank and the FHLBank System.

Finance Agency’s Review and Analysis of the FHLBank System. On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it planned to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to: (1) update and clarify its regulatory statement of the FHLBanks’ mission; (2) clarify the FHLBanks’ liquidity role; (3) expand the FHLBanks’ housing and community development focus; and (4) promote the FHLBanks’ operational efficiency. The Finance Agency has since issued rulemakings and requests for input, and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report. Given the current regulatory environment, the Bank is not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations in the report, the timing of any such actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System of any such actions. For discussion of the related risks, see Item 1A. Risk Factors.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On May 16, 2024, the Finance Agency published in the Federal Register its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024 except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. The Bank is continuing its review of the final rule and evaluating the impact it may have on the Bank and its operations.

Advisory Bulletin 2024-03 on FHLBank Member Credit Risk Management. On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. The Bank is evaluating this advisory bulletin versus its current member credit risk management policies and procedures to assess its potential impact on the Bank, its operations and its members.

Advisory Bulletin AB 2024-04 Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires the Bank to identify and incorporate climate-related legal and compliance risk into its existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements. Relatedly, the Bank continues to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and notes recent statements from the Acting Commission of the SEC that indicate that the SEC could take steps to rescind the rule. The Bank also continues to monitor the status of certain climate-related state laws to assess their possible impacts on the Bank.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On November 4, 2024, the Finance Agency published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention. Several of the proposed revisions could result in significant changes to the nomination, election, and retention of the Bank’s board of directors. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to consider the effect that the proposed rule could have on it.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises). The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises. This can have implications for FHLBanks’ investment programs to the extent that they invest in Enterprises unsecured debt. Also, the Bank also competes with Enterprises for funds raised through the issuance of debt. To the extent that changes to the management of the Enterprises can result in increases in the supply of competing debt products, higher debt costs could negatively affect the Bank’s financial condition and results of operations.

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

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances strategic and tactical decisions. Additionally, the Bank aspires to (1) sustain a diverse, equitable and inclusive corporate culture of transparency, integrity, and adherence to legal and ethical obligations: and (2) achieve best practices in governance, ethics, and compliance.
The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives in 2024 that represent the foundation of the Bank’s strategic and tactical planning:

•Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent in the Bank’s business activities and provide sufficient resiliency to withstand potential stressed scenarios.

•Credit and Concentration Risk - minimize credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis and counterparty-specific analysis (and when appropriate, perform member-specific analysis), monitoring and verification, including new collateral policy expansions to ensure appropriate controls and that monitoring is consistent with managing existing credit and collateral risk exposures. Monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

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

•Mission/Business Model - deliver financial services and consistent access to liquidity in the size, cost and structure members desire, helping them to manage risk and extend credit in their communities, while achieving the Bank’s affordable housing mission goals; achieve the Bank’s Diversity, Equity, and Inclusion goals and meet regulatory requirements; and provide value through the consistent payment of dividends and the repurchasing of excess stock.

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

			As of December 31,
			2024	2023
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$20,982	$21,270
		Non-qualifying hedges	—	2
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	3,916	2,693
		Non-qualifying hedges	—	5
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	223	1,502
		Total	25,121	25,472
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	4,253	2,350
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	680	239
		Total	4,933	2,589
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	11,050	9,103
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	39,142	63,671
		Total	50,192	72,774
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	20,283	6,750
Balance Sheet
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	—	4,000
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
		Total	40	4,040
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	20	22
Total notional amount			$100,589	$111,647

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2024			2023
	Down 200 Basis Points	Base Case	Up 200 Basis Points	Down 200 Basis Points	Base Case	Up 200 Basis Points
Assets	0.12	0.17	0.24	0.17	0.17	0.24
Liabilities	0.11	0.11	0.09	0.13	0.12	0.10
Equity	0.35	1.33	3.03	0.92	1.20	2.97
Effective duration gap	0.01	0.06	0.15	0.04	0.05	0.14

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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a pricing approach that is more fully described in Note 14—Estimated Fair Values to the Bank’s 2024 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions).

	As of December 31,
	2024			2023
	Down 200 Basis Points	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$148,389	$147,971	$147,358	$153,624	$153,132	$152,509
Liabilities	140,497	140,192	139,915	145,932	145,574	145,253
Equity	7,892	7,779	7,443	7,692	7,558	7,256

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

	As of December 31,
	2024		2023
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	275	$67,495	323	$84,969
102	57	17,703	51	11,577
103	16	1,076	14	318
104	2	34	3	84
Total	350	$86,308	391	$96,948

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage of the borrower’s total assets. Credit exposure is defined as the borrower’s total liabilities to the Bank, which includes the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit limit as of December 31, 2024, and their total outstanding advance and standby letters of credit balance was $14.3 billion and $2 million, respectively, as of December 31, 2024.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2024 and December 31, 2023. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2024	$86,308	$403,961	58.25	19.60	22.15
As of December 31, 2023	96,948	392,828	60.22	17.89	21.89
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2024 and 2023.

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

	As of December 31, 2024
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	1,200	—	—	1,200
Finland	1,498	—	—	1,498
France	550	—	—	550
Germany	1,325	—	—	1,325
Japan	—	—	12	12
Netherlands	150	—	—	150
Sweden	200	—	—	200
United States of America	1,335	1,493	5	2,833
Total	$7,158	$1,493	$17	$8,668

	As of December 31, 2023
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	3,085	—	—	3,085
Finland	800	—	—	800
France	500	—	—	500
Germany	750	—	—	750
United Kingdom	500	—	—	500
United States of America	2,175	1,833	8	4,016
Total	$8,710	$1,833	$8	$10,551
____________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $8.6 billion as of December 31, 2024 from $10.5 billion as of December 31, 2023. As of December 31, 2024, Australia & New Zealand Banking Grp (Australia), Landesbank Baden-Wuerttemberg (Germany), Nordea Bank Abp (Finland), Northern Trust Company (United States), and Toronto Dominion Bank (Canada) each presented greater than 10.0 percent and collectively represented 69.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties. As of December 31, 2024, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The following table presents information on the credit ratings of the Bank’s investments held as of December 31, 2024 (dollars in millions), based on their credit ratings as of December 31, 2024. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2024
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	—	795	—	—	795
U.S. Treasury obligations	—	4,063	—	—	4,063
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	2,010	—	—	2,010
Government-sponsored enterprises residential	—	8,420	—	—	8,420
Government-sponsored enterprises commercial	492	14,452	—	—	14,944
Total mortgage-backed securities	492	24,882	—	—	25,374
Total investment securities	492	29,741	—	—	30,233
Other investments:
Interest-bearing deposits	—	603	890	—	1,493
Securities purchased under agreements to resell	—	19,200	1,000	1,000	21,200
Federal funds sold	—	3,923	3,150	85	7,158
Total other investments	—	23,726	5,040	1,085	29,851
Total carrying value	$492	$53,467	$5,040	$1,085	$60,084

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. Thus, the Bank considers the risk of nonpayment to be zero. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale securities as of December 31, 2024.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2024 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee such that the Bank considers the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2024.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2024.

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

	As of December 31, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$9,351	$12	$(6)	$6
Cleared derivatives	50,964	5	432	437
Liability positions with credit exposure:
Single-A	7,746	(114)	115	1
Triple-B	7,868	(252)	253	1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	75,929	(349)	794	445
Member institutions (1)	10	—	—	—
Total	$75,939	$(349)	$794	$445

	As of December 31, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	255	3	(3)	—
Cleared derivatives	35,269	5	508	513
Liability positions with credit exposure:
Single-A	39,344	(658)	662	4
Triple-B	13,517	(359)	365	6
Cleared derivatives	54	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	88,439	(1,009)	1,532	523
Member institutions (1)	11	—	—	—
Total	$88,450	$(1,009)	$1,532	$523
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

Mortgage loans purchased under the MPP and MPF Program must comply with the underwriting and eligibility standards set forth in applicable MPP guidelines or MPF Program guidelines. In both MPP and MPF Program, the Bank and PFIs share the risk of losses on mortgage loans by structuring potential losses on conventional mortgage loans into layers with respect to each master commitment and in compliance with the applicable regulations governing the purchase of mortgage loans by the Bank.

The following table presents the Bank’s credit ratios for mortgage loans held for portfolio, along with each component of the ratio’s calculation (dollars in millions):

	As of December 31,
	2024	2023
Average mortgage loans held for portfolio outstanding during the year (1)	$96	$111
Mortgage loans held for portfolio (1)	$89	$103
Nonaccrual loans (1)	$2	$2
Allowance for credit losses on mortgage loans held for portfolio	$—	$—
Net charge-offs	$—	$—

Ratios (%)
Net charge-offs to average mortgage loans held for portfolio outstanding during the year	—	0.07
Allowance for credit losses to mortgage loans held for portfolio	—	0.02
Nonaccrual loans to mortgage loans held for portfolio	2.08	1.98
Allowance for credit losses to nonaccrual loans	—	0.97
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

The board of directors, through EROC, oversees enterprise risk management, operations, information technology, and other related matters. In addition, the Bank’s internal Enterprise Risk Committee (ERC) is responsible for the management and oversight of the Bank’s risk management programs and practices. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly tests compliance with the policies and procedures related to managing operational risks.

Cyber-Related Risks. The efficiencies offered by information technology (IT) are necessary components of Bank operations. The IT architecture supports multiple operating systems, database structures, and virtualized servers to support business applications that are a mixture of vendor-licensed and in-house developed. Cyber-attacks are increasing globally across all business sectors and cyber attackers are finding more ways to penetrate organizations’ systems. Cybersecurity threats can result in damage to the Bank’s physical facilities, technology systems, and/or the Bank’s intangible assets. Successful attacks can have a financial, legal, and reputational impact on the Bank as well as disrupt the Bank’s ability to serve its members.
The Bank’s board of directors, through EROC, oversees the major dimensions of the Bank’s information technology program including management of information systems through specialized management committees and other policies and procedures to ensure alignment with the Bank’s strategic plan, risk management activities, and operational performance standards, as discussed in further detail in Item 1C. Cybersecurity.

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2024 and continuing into 2025, the Bank faces business risk, which may include changes in:

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the "FHLBank") as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 13 and 14 to the financial statements, the FHLBank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2024 was $101 billion, of which 99.94% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $445 million and $12 million, respectively. The fair values of interest-rate related derivatives and hedged items are calculated using a discounted cash flow analysis, which utilizes market-observable inputs. The significant assumptions used in the model include discount rates, market indices, and market volatility. The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rates, market indices, and market volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate related derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rates, market indices, and market volatility assumptions.

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
March 7, 2025

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Dollars in millions, except par value)

	As of December 31,
	2024	2023
Assets
Cash and due from banks	$35	$142
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of December 31, 2024 and 2023)	1,493	1,833
Securities purchased under agreements to resell	21,200	12,500
Federal funds sold	7,158	8,710
Investment securities:
Available-for-sale securities (amortized cost of $4,791 and $2,455 as of December 31, 2024 and 2023, respectively)	4,790	2,450
Held-to-maturity securities (fair value of $25,140 and $28,335 as of December 31, 2024 and 2023, respectively)	25,443	28,714
Total investment securities	30,233	31,164
Advances	85,829	96,608
Mortgage loans held for portfolio, net	89	103
Accrued interest receivable	490	673
Derivative assets	445	523
Other assets, net	119	114
Total assets	$147,091	$152,370
Liabilities
Interest-bearing deposits	$2,312	$1,568
Consolidated obligations, net:
Discount notes	32,152	25,972
Bonds	103,699	115,600
Total consolidated obligations, net	135,851	141,572
Mandatorily redeemable capital stock	1	—
Accrued interest payable	721	902
Affordable Housing Program payable	157	108
Derivative liabilities	12	5
Other liabilities	104	99
Total liabilities	139,158	144,254
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10,435,821 and 9,908,193 as of December 31, 2024 and 2023, respectively	1,043	991
Subclass B2 issued and outstanding shares: 40,858,424 and 45,897,094 as of December 31, 2024 and 2023, respectively	4,086	4,590
Subclass B3 issued and outstanding shares: 189,559 and 159,192 as of December 31, 2024 and 2023, respectively	19	16
Total capital stock Class B putable	5,148	5,597
Retained earnings:
Restricted	920	781
Unrestricted	1,865	1,743
Total retained earnings	2,785	2,524
Accumulated other comprehensive loss	—	(5)
Total capital	7,933	8,116
Total liabilities and capital	$147,091	$152,370

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Interest income
Advances	$5,467	$6,681	$1,748
Interest-bearing deposits	168	222	62
Securities purchased under agreements to resell	324	347	143
Federal funds sold	686	717	173
Available-for-sale securities	179	79	26
Held-to-maturity securities	1,524	1,354	351
Mortgage loans	5	6	7
Loans to other FHLBanks	—	—	1
Total interest income	8,353	9,406	2,511
Interest expense
Consolidated obligations:
Discount notes	1,210	1,798	805
Bonds	6,076	6,617	1,345
Interest-bearing deposits	101	102	34
Total interest expense	7,387	8,517	2,184
Net interest income	966	889	327
Noninterest income (loss)
Net gains (losses) on derivatives	1	(4)	2
Standby letters of credit fees	17	10	8
Gain on litigation settlements, net	—	—	4
Other, net	5	(1)	2
Total noninterest income	23	5	16
Noninterest expense
Compensation and benefits	85	80	65
Other operating expenses	55	51	47
Finance Agency	13	13	10
Office of Finance	9	8	8
Voluntary housing and community investment	49	19	5
Other, net	4	2	3
Total noninterest expense	215	173	138
Income before assessment	774	721	205
Affordable Housing Program assessment	77	72	21
Net income	$697	$649	$184

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$697	$649	$184
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	4	29	(25)
Pension and postretirement benefits	1	—	7
Total other comprehensive income (loss)	5	29	(18)
Total comprehensive income	$702	$678	$166

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2021	24	$2,383	$615	$1,613	$2,228	$(16)	$4,595
Issuance of capital stock	94	9,420	—	—	—	—	9,420
Repurchase/redemption of capital stock	(64)	(6,367)	—	—	—	—	(6,367)
Net stock reclassified to mandatorily redeemable capital stock	—	(39)	—	—	—	—	(39)
Comprehensive income (loss)	—	—	36	148	184	(18)	166
Cash dividends on capital stock	—	—	—	(129)	(129)	—	(129)
Balance, December 31, 2022	54	5,397	651	1,632	2,283	(34)	7,646
Issuance of capital stock	125	12,477	—	—	—	—	12,477
Repurchase/redemption of capital stock	(123)	(12,274)	—	—	—	—	(12,274)
Net stock reclassified to mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Comprehensive income	—	—	130	519	649	29	678
Cash dividends on capital stock	—	—	—	(408)	(408)	—	(408)
Balance, December 31, 2023	56	5,597	781	1,743	2,524	(5)	8,116
Issuance of capital stock	88	8,790	—	—	—	—	8,790
Repurchase/redemption of capital stock	(93)	(9,238)	—	—	—	—	(9,238)
Net stock reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	139	558	697	5	702
Cash dividends on capital stock	—	—	—	(436)	(436)	—	(436)
Balance, December 31, 2024	51	$5,148	$920	$1,865	$2,785	$—	$7,933

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net income	$697	$649	$184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(58)	(10)	266
Net change in derivative and hedging activities	132	(470)	1,066
Net change in:
Accrued interest receivable	189	(196)	(429)
Other assets	(6)	(6)	(5)
Affordable Housing Program payable	49	48	(3)
Accrued interest payable	(182)	421	409
Other liabilities	5	19	(1)
Total adjustments	129	(194)	1,303
Net cash provided by operating activities	826	455	1,487
Investing activities
Net change in:
Interest-bearing deposits	1,210	237	(2,533)
Securities purchased under agreements to resell	(8,700)	(6,250)	750
Federal funds sold	1,552	(674)	(1,616)
Available-for-sale securities:
Purchases of long-term	(2,337)	(2,284)	(98)
Proceeds from maturities and paydowns	—	2,650	—
Held-to-maturity securities:
Purchases of long-term	(1,450)	(8,514)	(11,150)
Proceeds from maturities and paydowns	4,727	2,429	3,431
Advances, net	10,633	13,347	(65,463)
Mortgage loans:
Proceeds from principal collected	13	17	29
Purchases of premises, equipment, and software	(8)	(8)	(14)
Net cash provided by (used in) investing activities	5,640	950	(76,664)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Dollars in millions)
	For the Years Ended December 31,
	2024	2023	2022
Financing activities
Net change in interest-bearing deposits	762	(237)	(233)
Net payments on derivatives containing a financing element	—	—	(4)
Proceeds from issuance of consolidated obligations:
Discount notes	237,402	227,126	785,489
Discount notes transferred from other FHLBanks	6	—	—
Bonds	160,855	186,086	90,873
Payments for debt issuance costs	(6)	(8)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(231,211)	(229,776)	(771,446)
Discount notes transferred to other FHLBanks	(2)	(11,158)	—
Bonds	(173,494)	(172,979)	(33,118)
Bonds transferred to other FHLBank	—	(250)	—
Proceeds from issuance of capital stock	8,790	12,477	9,420
Payments for repurchase/redemption of capital stock	(9,238)	(12,274)	(6,367)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1)	(3)	(40)
Cash dividends paid	(436)	(408)	(129)
Net cash (used in) provided by financing activities	(6,573)	(1,404)	74,439
Net (decrease) increase in cash and due from banks	(107)	1	(738)
Cash and due from banks at beginning of the year	142	141	879
Cash and due from banks at end of the year	$35	$142	$141
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,109	$7,642	$1,516
Affordable Housing Program assessments, net	$51	$34	$28
Noncash investing and financing activities:
Net stock reclassified to mandatorily redeemable capital stock	$1	$3	$39

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

The Bank operates one reportable segment that makes advances (loans) to and provides other limited financial services to its members to meet the housing, business, and economic development needs of the communities they serve, in accordance with its housing finance and community development mission. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the 2024 Form 10-K. The president and chief executive officer is the chief operating decision maker (CODM).

Net interest income and net income before assessment, which are reported on the statements of income, are the primary performance metrics used by the CODM in that they are a consideration in the return of capital to the Bank’s members in the form of dividends, they are used to determine the annual commitment to the Bank’s Affordable Housing and Community Investment programs, and used as a measure of product utilization. These performance measures are also used for benchmarking and budget analysis. The CODM also reviews significant expenses, including those that are presented in the Statements of Income. All financial segment information required by the authoritative accounting guidance, including the primary performance metrics used by the CODM, can be found in the Statements of Income and Statements of Condition.

The Bank’s major customers include members with revenue in excess of 10 percent of the Bank’s total revenue, which includes interest income and noninterest income. The Bank had two major customers with total revenue of $2,465, $3,120, and $513 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide liquidity and are carried at amortized cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is recorded separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of December 31, 2024 and 2023. These investments are evaluated at least quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2024 and 2023. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of December 31, 2024 and 2023.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of December 31, 2024 and 2023. No allowance for credit losses was recorded for these assets as of December 31, 2024 and 2023. The carrying values of interest-bearing deposits and federal funds sold excludes accrued interest receivable that was not material as of December 31, 2024 and 2023.

Investments in Debt Securities. The Bank classifies investment securities as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

The Bank classifies certain investments in debt securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net (losses) gains on investment securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not have any investment securities classified as trading as of December 31, 2024 and 2023.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these securities not in qualifying fair value hedging relationships in other comprehensive income (loss).

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

The Bank has not established an allowance for credit losses on its available-for-sale securities as of December 31, 2024 and 2023 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

The Bank’s held-to-maturity securities consist of GSE debt obligations, state or local housing agency debt obligations, and mortgage-backed securities (MBS) issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. The Bank only purchases securities considered investment quality. All of these securities were rated double-A, or above, by a NRSRO as of December 31, 2024 and 2023, based on the lowest long-term credit rating for each security.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2024 and 2023, because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

The Bank considers each borrower’s payment status, as well as financial strength and creditworthiness to be the primary indicators of credit quality on its advances. The Bank also had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2024 and 2023.

The Bank continues to evaluate and make changes to its credit and collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2024 and 2023. In addition, there were no modifications related to advances with borrowers experiencing financial difficulties during the year ended December 31, 2024.

Based upon the Bank’s credit analysis, credit and collateral policies, collateral held as security, and the repayment history on advances, the Bank did not expect any credit losses on advances as of December 31, 2024 and 2023. Accordingly, the Bank has not recorded any allowance for credit losses on advances as of December 31, 2024 and 2023.

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

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status if it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through credit enhancement) and in the process of collection. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and as a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection. A government-guaranteed or -insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee or insurance on the loan, and (2) the contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

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

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instance, the Bank would have recourse against the servicer for such failure. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2024 and 2023.
R
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

Deposits. The Bank offers demand and overnight deposits for members and qualifying non-members. A member that services mortgage loans may deposit funds in the Bank that were collected in connection with the mortgage loans, pending disbursement of such funds. The Bank records these items in “Interest-bearing deposits” on the Statements of Condition. The Bank pays interest on demand and overnight deposits based on a daily interest rate.

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

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of December 31, 2024 or 2023.

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

Voluntary Housing and Community Investment. The Banks’ voluntary contributions to AHP and other housing and community investment initiatives are recorded in a separate line within non-interest expense on the Statements of Income.

Voluntary AHP is expensed when the Bank’s board approves the terms of the irrevocable award and the likelihood of award is probable and the amount is estimable. The amount is subject to the same regulatory requirements as AHP assessments.

Other voluntary housing and community investment initiatives primarily consist of voluntary grants and contributions and subsidized advances. Voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give. Subsidized advances are advances that have an interest rate below the customary interest rate for non-subsidized advances with similar terms. For a subsidized advance, at the time of disbursement, the Bank will determine the present value of the advance using the imputed market interest rate as the discount rate. In addition, the Bank records a discount on the advance with a corresponding voluntary housing and community investment expense related to the inherent contribution made at the time the Bank issues the advance. The discount on a subsidized advance is accreted to interest income on advances using a level-yield methodology over the life of the advance.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP that provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low and low-to-moderate-income households. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The Bank issues AHP subsidized advances that have interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the contractual interest method over the life of the advance.
Note 3—Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting standards not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disaggregation of Income Statement Expenses (ASU 2024-03)	The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses.	This guidance becomes effective for the annual period ended December 31, 2027, and the interim periods thereafter.	The adoption of this guidance will not have an impact on the Bank's results of operations, but may impact future financial statement disclosures.

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $8 and $9 for the years ended December 31, 2024 and 2023, respectively. There are no legal restrictions regarding the withdrawal of these funds.

Note 5—Investments in Debt Securities
Available-for-sale Securities

The following table presents available-for-sale securities. All investment securities classified as available-for-sale are fixed-rate securities.

	As of December 31,
	2024				2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$4,063	$1	$(1)	$4,063	$2,208	$—	$(5)	$2,203
Mortgage-backed securities:
Government-sponsored enterprises commercial	728	1	(2)	727	247	—	—	247
Total	$4,791	$2	$(3)	$4,790	$2,455	$—	$(5)	$2,450
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $30 and $11 as of December 31, 2024 and 2023, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position. There were no available-for-sale securities with a continuous unrealized loss greater than 12 months as of December 31, 2024 and 2023.

	As of December 31, 2024
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,441	$(1)
Mortgage-backed securities:
Government-sponsored enterprises commercial	487	(2)
Total	$1,928	$(3)

	As of December 31, 2023
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$2,105	$(5)
Mortgage-backed securities:
Government-sponsored enterprises commercial	247	—
	$2,352	$(5)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of December 31,
	2024		2023
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$100	$100	$—	$—
Due after one year through five years	3,963	3,963	2,208	2,203
Total non-mortgage-backed securities	4,063	4,063	2,208	2,203
Mortgage-backed securities (2)	728	727	247	247
Total	$4,791	$4,790	$2,455	$2,450
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $30 and $11 as of December 31, 2024 and 2023, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

(Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of December 31,
	2024				2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	795	3	—	798	1,475	4	(12)	1,467
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	2,010	2	(36)	1,976	2,715	9	(32)	2,692
Government-sponsored enterprises residential	8,420	13	(151)	8,282	8,311	18	(185)	8,144
Government-sponsored enterprises commercial	14,217	15	(149)	14,083	16,212	9	(190)	16,031
Total	$25,443	$33	$(336)	$25,140	$28,714	$40	$(419)	$28,335
 ____________
(1) Excludes accrued interest receivable of $58 and $72 as of December 31, 2024 and 2023, respectively.

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of December 31,
	2024		2023
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$435	$436	$680	$668
Due after one year through five years	301	303	736	740
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	796	799	1,476	1,468
Mortgage-backed securities (2)	24,647	24,341	27,238	26,867
Total	$25,443	$25,140	$28,714	$28,335
 ____________
(1) Excludes accrued interest receivable of $58 and $72 as of December 31, 2024 and 2023, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2024	2023
Non-mortgage-backed securities:
Fixed-rate	$1	$551
Variable-rate	795	925
Total non-mortgage-backed securities	796	1,476

Mortgage-backed securities:
Fixed-rate	2,850	3,341
Variable-rate	21,797	23,897
Total mortgage-backed securities	24,647	27,238
Total amortized cost (1)	$25,443	$28,714
 ____________
(1) Excludes accrued interest receivable of $58 and $72 as of December 31, 2024 and 2023, respectively.

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

Redemption Terms. The following table presents the Bank’s advances outstanding by redemption terms.

	As of December 31,
	2024	2023
Due in one year or less	$59,497	$70,501
Due after one year through two years	9,155	6,038
Due after two years through three years	4,768	5,375
Due after three years through four years	5,327	3,075
Due after four years through five years	2,730	7,544
Due after five years	4,831	4,415
Total par value	86,308	96,948
Deferred prepayment fees	3	10
Discounts	(1)	(1)
Fair value hedging adjustments	(481)	(349)
Total (1)	$85,829	$96,608
___________
(1) Carrying amounts exclude accrued interest receivable of $375 and $577 as of December 31, 2024 and 2023, respectively.

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $6,469 and $2,789 as of December 31, 2024 and 2023, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2024	2023
Due or callable in one year or less	$62,240	$72,792
Due or callable after one year through two years	7,724	5,968
Due or callable after two years through three years	4,205	4,053
Due or callable after three years through four years	4,907	2,621
Due or callable after four years through five years	2,426	7,124
Due or callable after five years	4,806	4,390
Total par value	$86,308	$96,948

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $3,916 and $2,693 as of December 31, 2024 and 2023, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2024	2023
Due or convertible in one year or less	$63,194	$72,951
Due or convertible after one year through two years	8,683	6,154
Due or convertible after two years through three years	3,994	5,117
Due or convertible after three years through four years	4,870	3,040
Due or convertible after four years through five years	1,526	5,584
Due or convertible after five years	4,041	4,102
Total par value	$86,308	$96,948

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2024	2023
Fixed-rate:
Due in one year or less	$15,669	$17,162
Due after one year	21,127	22,100
Total fixed-rate	36,796	39,262
Variable-rate:
Due in one year or less	43,828	53,339
Due after one year	5,684	4,347
Total variable-rate	49,512	57,686
Total par value	$86,308	$96,948

Advance Concentrations. The Bank’s advances are concentrated in commercial banks, credit unions, savings institutions, and insurance companies, and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $63,317, or 73.4 percent of total advances, and $70,499, or 72.7 percent of total advances, as of December 31, 2024 and 2023, respectively.
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

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2024	2023
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	88	102
Total unpaid principal balance	89	103
Total mortgage loans held for portfolio (1)	89	103
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$89	$103
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2024	2023
Conventional mortgage loans	$82	$94
Government-guaranteed or insured mortgage loans	7	9
Total unpaid principal balance	$89	$103

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of December 31,
	2024	2023
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	2	2
Total past due mortgage loans	5	5
Current mortgage loans	77	89
Total conventional mortgage loans	$82	$94
___________
(1) Amortized cost excludes accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following tables present the other delinquency statistics for all mortgage loans.

	As of December 31, 2024
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at amortized cost:
In process of foreclosure (1)	$—	$—	$—
Seriously delinquent rate (2)	2.28%	1.54%	2.22%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$2	$—	$2

	As of December 31, 2023
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Other delinquency statistics, at recorded investment:
In process of foreclosure (1)	$1	$—	$1
Seriously delinquent rate (2)	2.17%	2.43%	2.19%
Past due 90 days or more and still accruing interest (3)	$—	$—	$—
Mortgage loans on nonaccrual status (4)	$2	$—	$2
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
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. As of December 31, 2024 and 2023, none of conventional mortgage loans on nonaccrual status had an associated allowance for credit losses because either these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral, including any credit enhancements, was greater than the amortized cost of the loans.

For information related to mortgage loan modifications, see Note 2—Summary of Significant Accounting Policies.

Note 8—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,192,968 and $1,204,316 as of December 31, 2024 and 2023, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the U.S. or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $146,523 and $151,730 as of December 31, 2024 and 2023, respectively, compared to a book value of $135,851 and $141,572 in consolidated obligations as of December 31, 2024 and 2023, respectively.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2024	2023
Fixed-rate	$51,471	$74,641
Simple variable-rate	49,905	38,288
Step up/down	3,040	4,124
Total par value	$104,416	$117,053

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2024		2023
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$83,164	4.17	$84,908	4.77
Due after one year through two years	10,341	1.78	12,584	2.71
Due after two years through three years	6,593	2.83	9,736	1.66
Due after three years through four years	2,197	2.62	6,172	2.70
Due after four years through five years	1,161	3.96	2,552	3.06
Due after five years	960	4.13	1,101	3.07
Total par value	104,416	3.82	117,053	4.13
Premiums	7		12
Discounts	(13)		(13)
Fair value hedging adjustments	(711)		(1,452)
Total	$103,699		$115,600

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2024	2023
Noncallable	$65,259	$52,117
Callable	39,157	64,936
Total par value	$104,416	$117,053

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2024	2023
Due or callable in one year or less	$99,033	$110,423
Due or callable after one year through two years	2,249	2,691
Due or callable after two years through three years	1,362	1,776
Due or callable after three years through four years	1,307	451
Due or callable after four years through five years	70	1,307
Due or callable after five years	395	405
Total par value	$104,416	$117,053

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2024	$32,152	$32,368	4.44
As of December 31, 2023	$25,972	$26,241	5.25

Note 9—Affordable Housing Program and Voluntary Contributions
Affordable Housing Program. Annually, each FHLBank must set aside 10 percent of its income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100. For purposes of the statutory AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank accrues this expense monthly based on its income subject to assessment. The Bank reduces the AHP liability when it makes grant disbursements or as members use advance subsidies.

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2024, 2023, or 2022. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2024, 2023, or 2022. The Bank had outstanding principal in AHP-related advances of $7 and $8 as of December 31, 2024 and 2023, respectively.

The following table presents a rollforward of the Bank’s AHP liability, including voluntary non-statutory AHP contributions:

	For the Years Ended December 31,
	2024	2023	2022
AHP liability balance, at beginning of year	$108	$59	$61
Statutory AHP assessment	77	72	21
Voluntary AHP expense	23	11	5
Direct grant disbursements	(52)	(35)	(31)
Recapture amounts and other	1	1	3
AHP liability balance, at end of year	$157	$108	$59

Voluntary Housing and Community Investment. In addition to the statutory AHP assessment, the Bank’s board of directors may, from time to time, authorize voluntary contributions to the AHP or other housing and community investment initiatives. The following table presents the amount of such voluntary contributions authorized by the Bank:

	For the Years Ended December 31,
	2024	2023	2022
Voluntary non-statutory AHP contributions	$23	$11	$5
Voluntary non-AHP contributions	26	8	—
Total authorized voluntary housing and community investment	$49	$19	$5

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Voluntary housing and community investment may be utilized through existing AHP programs or other voluntary programs may be established by the Bank to distribute those funds. The Bank funded the following voluntary non-AHP housing programs during 2024:

•Workforce Housing Plus+ Program. This program was created in response to economic dynamics across the Bank’s district. The program was launched in June 2024. Under this program, eligible homebuyers with household incomes between 80.01 percent to 120 percent of area median income can apply for funding to put towards housing downpayments and closing costs. The properties also must be in the Bank’s district.

•Heirs’ Property Family Wealth Protection Fund. This program was launched in October 2024. Through this fund, organizations working to address the challenge of heirs’ property were invited to apply for funding through the Bank’s members to assist property owners located in low-to-moderate income areas within communities in the Bank’s district. Heirs’ property issues arise when there is a lack of a clear title or documentation of home ownership, when a property owner passes away without a will designating a new owner, the heirs fail to properly vest title to the property in their names, or when a property is left to multiple beneficiaries without a plan to manage the property, creating a tangled title.

•Multifamily Housing Bridge Fund (Bridge Fund). The board approved the Bridge Fund in 2023, and funded the awards in 2024 to help close funding gaps for affordable multifamily rental housing projects caused by the steep rise in interest rates and construction costs. The Bridge Fund offers funding to the Bank’s member financial institutions and their community housing partners in a competitive application process. Eligible projects for the Bridge Fund include multifamily and mixed-use rental housing projects targeted to households earning up to 120 percent of the area median income. Projects must be at least fifty percent complete at the time of application and demonstrate a financing gap related to an increase in construction hard costs, such as construction materials and labor. Projects also must be in the Bank’s district.

The following table presents voluntary contributions reported in noninterest expense as “Voluntary housing and community investment” on the Statements of Income which were allocated as follows:

	For the Years Ended December 31,
	2024	2023	2022
Voluntary non-statutory AHP contributions:
AHP Homeownership Set-aside Program	$15	$11	$5
AHP General Fund	8	—	—
Total Voluntary non-statutory AHP contributions	23	11	5
Voluntary non-AHP contributions:
Workforce Housing Plus+ Program	20	—	—
Heirs’ Property Family Wealth Protection Fund	6	—	—
Bridge Fund	—	8	—
Total Voluntary non-AHP contributions	26	8	—
Total voluntary housing and community investment	$49	$19	$5

Voluntary contributions that are not disbursed, excluding voluntary non-statutory AHP contributions, are included within “Other liabilities” on the Statements of Condition. The following table presents a rollforward of the Bank’s voluntary non-AHP contributions liability:

	For the Years Ended December 31,
	2024	2023	2022
Voluntary non-AHP contributions liability, at beginning of year	$8	$—	$—
Voluntary non-AHP expense	26	8	—
Payments made	(28)	—	—
Voluntary non-AHP contributions liability, at end of year	$6	$8	$—

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

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amounts paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2024 and 2023. Total regulatory capital does not include accumulated other comprehensive income (loss) but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the Finance Agency’s regulatory capital rules and requirements.

	As of December 31,
	2024		2023
	Required	Actual	Required	Actual
Risk-based capital	$1,312	$7,935	$1,288	$8,121
Total regulatory capital ratio	4.00%	5.39%	4.00%	5.33%
Total regulatory capital	$5,884	$7,935	$6,095	$8,121
Leverage capital ratio	5.00%	8.09%	5.00%	7.99%
Leverage capital	$7,355	$11,902	$7,619	$12,182

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Subclass B1 capital stock. As of December 31, 2024, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.07 percent (seven basis points) of a member’s total assets as of December 31, 2023, subject to a cap of $18. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31.

Subclass B2 capital stock. As of December 31, 2024, the advances activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•4.75 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004, although none of these investments were outstanding as of December 31, 2024.

The advances activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2024 and 2023.

Subclass B3 capital stock. As of December 31, 2024, the standby letters of credit activity-based requirement was an amount equal to 0.10 percent (10 basis points) of members’ outstanding standby letters of credit.

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

The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2024 and 2023, the Bank’s excess capital stock did not exceed one percent of its total assets.

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

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2024, 2023, and 2022.

	2024		2023		2022
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$117	7.35	$78	6.37	$22	3.70
Second quarter	108	7.35	99	6.50	23	3.74
Third quarter	112	7.35	127	6.97	33	4.11
Fourth quarter	99	7.35	104	7.25	51	5.30
Total	$436	7.35	$408	6.79	$129	4.34

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 11—Accumulated Other Comprehensive Income (Loss)
The following table presents the components comprising accumulated other comprehensive loss.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(9)	$(7)	$(16)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(25)	—	(25)
Actuarial gain	—	6	6
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(25)	7	(18)
Balance, December 31, 2022	(34)	—	(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	29	—	29
Net current period other comprehensive income	29	—	29
Balance, December 31, 2023	(5)	—	(5)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	4	—	4
Actuarial gain	—	1	1
Net current period other comprehensive income	4	1	5
Balance, December 31, 2024	$(1)	$1	$—
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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2023. The contributions made by the Bank during 2024 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2023, and contributions made during 2023 were not more than five percent of the total contributions for the Pentegra Plan year ended June 30, 2022.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2024	2023	2022
Net pension cost charged to compensation and benefit expense for the year ended December 31	$1	$1	$5
Pentegra Plan funded status as of July 1(1) (2)	111.97%	113.99%	119.09%
Bank’s funded status as of July 1	131.40%	137.29%	145.40%
____________
(1) The Pentegra Plan’s funded status as of July 1, 2024, is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2024 through March 15, 2025. Contributions made on or before March 15, 2025, and designated for the plan year ended June 30, 2024, will be included in the final valuation as of July 1, 2024. The final funded status as of July 1, 2024, will not be available until the Form 5500 for the plan year July 1, 2024 through June 30, 2025, is filed (this Form 5500 is due to be filed no later than April 2026).
(2) The Pentegra Plan’s funded status as of July 1, 2023, is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. Contributions made on or before March 15, 2024, and designated for the plan year ended June 30, 2023, will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023, will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024, is filed (this Form 5500 is due to be filed no later than April 2025).

In addition to the above multiemployer pension plan, the Bank has a qualified defined contribution plan, a nonqualified defined contribution plan, a nonqualified deferred compensation plan, a supplemental nonqualified defined benefit plan and a postretirement medical and life insurance plan. The financial amounts related to these plans were not material for the reported periods.

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

	As of December 31,
	2024			2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$100,529	$196	$777	$107,578	$215	$1,603
Derivatives not designated as hedging instruments:
Interest-rate swaps	60	2	1	69	2	1
Interest-rate caps or floors	—	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	60	2	1	4,069	2	1
Total derivatives before netting and collateral adjustments	$100,589	198	778	$111,647	217	1,604
Netting adjustments and cash collateral (1)		247	(766)		306	(1,599)
Derivative assets and derivative liabilities		$445	$12		$523	$5
___________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $1,046 and $1,921 as of December 31, 2024 and 2023, respectively. Cash collateral received including accrued interest, was $33 and $15 as of December 31, 2024 and 2023, respectively.

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Year Ended December 31, 2024
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$5,467	$179	$(6,076)	$(1,210)
Changes in fair value:
Hedged items (2)	$(147)	$(65)	$(270)	$(2)
Derivatives	155	65	745	2
Net changes in fair value	8	—	475	—
Net interest settlements on derivatives (1) (2)	472	28	(1,120)	(6)
Amortization/accretion of active hedging relationships	1	—	(466)	—
Other	(14)	2	(7)	(11)
Total net interest income effect from fair value hedging relationships	$467	$30	$(1,118)	$(17)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2023
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$6,681	$79	$(6,617)	$(1,798)
Changes in fair value:
Hedged items (2)	$348	$59	$(555)	$(14)
Derivatives	(357)	(59)	1,011	12
Net changes in fair value	(9)	—	456	(2)
Net interest settlements on derivatives (1) (2)	499	5	(1314)	(3)
Amortization/accretion of active hedging relationships	10	—	(456)	—
Other	(30)	—	(5)	(3)
Total net interest income effect from fair value hedging relationships	$470	$5	$(1,319)	$(8)

	For the Year Ended December 31, 2022
	Interest Income (Expense)
	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,748	$(1,345)	$(805)
Changes in fair value:
Hedged items (2)	$(1,105)	$2,226	$10
Derivatives	1,318	(2,222)	(9)
Net changes in fair value	213	4	1
Net interest settlements on derivatives (1) (2)	(17)	(187)	$(32)
Amortization/accretion of active hedging relationships	(185)	(12)	—
Other	4	—	—
Total net interest income effect from fair value hedging relationships	$15	$(195)	$(31)
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

	As of December 31, 2024
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortization cost of hedged asset or liability(1)	$24,840	$4,791	$49,795	$20,654
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(478)	$(5)	$(700)	$5
Basis adjustments for discontinued hedging relationships included in amortized cost	(3)	—	(11)	—
Total amounts of fair value hedging basis adjustments	$(481)	$(5)	$(711)	$5

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

The following table presents net gains (losses) on derivatives recorded in noninterest income on the Statements of Income.

	For the Years Ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments:
Interest-rate swaps	$1	$(3)	$—
Interest-rate caps or floors	—	(1)	—
Net interest settlements	—	—	2
Net gains (losses) on derivatives	$1	$(4)	$2

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

	As of December 31,
	2024		2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$185	$770	$200	$1,592
Cleared derivatives	13	8	17	12
Total gross recognized amount	198	778	217	1,604
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(177)	(758)	(190)	(1,587)
Cleared derivatives	424	(8)	496	(12)
Total gross amounts of netting adjustments and cash collateral:	247	(766)	306	(1,599)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	8	12	10	5
Cleared derivatives	437	—	513	—
Total net amounts after netting adjustments and cash collateral	445	12	523	5
Non-cash collateral received or pledged not offset- cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	8	12	10	5
Cleared derivatives	437	—	513	—
Total net unsecured amount	$445	$12	$523	$5
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

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of December 31, 2024 and 2023.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2024 and 2023. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2024 and 2023. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

	As of December 31, 2024
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$35	$35	$35	$—	$—
Interest-bearing deposits	1,493	1,493	—	1,493	—
Securities purchased under agreements to resell	21,200	21,200	—	21,200	—
Federal funds sold	7,158	7,158	—	7,158	—
Available-for-sale securities (1)	4,790	4,790	—	4,790	—
Held-to-maturity securities	25,443	25,140	—	25,140	—
Advances	85,829	85,862	—	85,862	—
Mortgage loans held for portfolio, net	89	85	—	85	—
Accrued interest receivable	490	490	—	490	—
Derivative assets (1)	445	445	—	198	247
Grantor trust assets (included in Other assets) (1)	29	29	29	—	—
Liabilities:
Interest-bearing deposits	2,312	2,312	—	2,312	—
Consolidated obligations, net:
Discount notes	32,152	32,147	—	32,147	—
Bonds	103,699	103,570	—	103,570	—
Mandatorily redeemable capital stock	1	1	1	—	—
Accrued interest payable	721	721	—	721	—
Derivative liabilities (1)	12	12	—	778	(766)

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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,056,184 and $1,061,022 as of December 31, 2024 and 2023, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2024 and 2023. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2024 and 2023.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2024			2023
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$10,251	$8,059	$18,310	$8,086	$7,557	$15,643
____________
(1)“Expire Within One Year” includes 26 standby letters of credit for a total of $59 and 21 standby letters of credit for a total of $30 as of December 31, 2024 and 2023, respectively, which have no stated maturity date and are subject to renewal on an annual basis.

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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $29 and $26 as of December 31, 2024 and 2023, respectively.

The Bank’s operating expenses include net rental costs that were not material for the years ended December 31, 2024, 2023 and 2022. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2024
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$964	18.72	$19,801	22.94	$—	—
Bank of America, NA	629	12.21	12,849	14.89	—	0.01

	As of December 31, 2023
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,197	21.38	$24,701	25.48	$—	—
Bank of America, NA	850	15.19	17,504	18.05	—	0.01

Note 17—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. All such transactions are at current market interest rates. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2024 and 2023. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2024, 2023, and 2022.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2024	2023	2022
Investing activities:
Loans to other FHLBanks	$—	$(1,005)	$(4,300)
Principal collected on loans to other FHLBanks	—	1,005	4,300
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$4,200	$300	$4,080
Payments of short-term borrowings from other FHLBanks	(4,200)	(300)	(4,080)
Net change in borrowings from other FHLBanks	$—	$—	$—
Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In December 2016, the Bank agreed to purchase a 90 percent participating interest in a $100 master commitment of certain newly acquired mortgage loans from the FHLBank Indianapolis. The Bank’s outstanding balance related to these mortgage loans was $19 and $21 as of December 31, 2024 and 2023, respectively.

Transfer Consolidated Obligations with other FHLBanks. Occasionally, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. The transfers of consolidated obligations between FHLBanks are at market terms and help facilitate the balance sheet management by the individual FHLBanks. The following table presents the par value of consolidated obligations transfers with other FHLBanks. The aggregate gains (losses) on these debt transfers were not material.

	For the Years Ended December 31,
	2024	2023
Transfer to other FHLBanks:
FHLBank Boston	$2	$—
FHLBank New York	—	6,080
FHLBank Chicago	—	4,320
FHLBank Indianapolis	—	960
FHLBank Cincinnati	—	250
Total transfers to other FHLBanks	$2	$11,610

Transfer from other FHLBanks:
FHLBank Boston	$5	$—
FHLBank Cincinnati	1	—
Total transfers from other FHLBanks	$6	$—

Note 18— Subsequent Events

On January 30, 2025, the Bank’s board of directors approved a fourth quarter 2024 cash dividend at an annualized rate of 7.10 percent. The Bank paid the fourth quarter 2024 dividend on February 5, 2025 in the amount of $100.

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

As of December 31, 2024, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2025, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. In 2024, the Bank’s board of directors was comprised of eight member directors and six independent directors. As of the date of this Report, the Bank has 13 directors, eight of whom are member directors and five of whom are independent directors under Finance Agency Regulations. The current independent directorship vacancy will be filled in accordance with Finance Agency regulations.

The FHLBank Act stipulates that all individuals serving as Bank directors must be U.S. citizens. At least a majority of the directors must be member directors and not less than two-fifths must be independent directors. Under the FHLBank Act, as amended by the Housing and Economic Recovery Act, and Finance Agency regulations, the term of office of each director is four years, subject to certain adjustments to achieve a staggered board. Any director that has been elected to three consecutive full terms is not eligible for election to directorship for any term that begins within two years of the expiration of the third term.

Finance Agency regulations stipulate the rules and process applicable to the election of board directors of the FHLBanks, therefore the board of directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election. The Bank prepares and delivers a ballot to each member that was a member as of the record date.

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

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and inform the members as part of its election notification process, however, the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2024, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2024 election notification process.

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

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Eduardo J. Arriola(1)	52	2022	12/31/2026	(5)(8)(10)(11)
James M. Burke(1)	56	2023	12/31/2026	(6)(8)(9)(11)
Kimberly A. Casiano(2)	67	2024	12/31/2027	(5)(7)(8)(10)
Suzanne S. DeFerie(1)	68	2015	12/31/2028	(12)
Susan F. Dewey(2)(3)	68	2024	12/31/2028	(5)(8)(9)(11)
R. Thornwell Dunlap, III(1)	67	2016	12/31/2027	(13)
Scott C. Harvard(1)(4)	70	2017	12/31/2028	(6)(7)(8)(10)
William L. Lusk, Jr.(1)	56	2022	12/31/2025	(5)(7)(8)(9)
Kathleen C. McKinney(2)	70	2023	12/31/2026	(5)(8)(9)(11)
Brian P. McLaughlin(2)(3)	51	2022	12/31/2025	(6)(8)(10)(11)
John B. Rucker(2)	73	2017	12/31/2027	(6)(8)(10)(11)
James M. Stubbs(1)	62	2022	12/31/2025	(6)(7)(8)(9)
Richard A. Whaley(1)	65	2013	12/31/2026	(6)(7)(8)(10)
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

Chair of the board, R. Thornwell Dunlap, III has served as president and chief executive officer of Countrybank since 1995 and chair of its holding company, TCB Corporation (TCB), since 2001. In his capacity as chair of TCB, Mr. Dunlap is a director of Greenwood Capital Associates, LLC, a registered investment advisory firm, owned by TCB. He is past chair of the South Carolina Banks Association (2017 to 2018) and is a past president of the Independent Banks of South Carolina (2011 to 2012). Mr. Dunlap is the past chair of Greenwood Partnership Alliance and served on the Piedmont Technical College Foundation Board of Directors. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chair of the Greenwood Rotary Club. He currently serves as chair of the Executive Committee and ex officio member of the other committees of the Bank’s board of directors.

Vice chair of the board, Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ: FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ: ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves as a member of the board of directors for First Bancorp and was named audit committee chair in 2023. She formerly served as senior audit manager with Deloitte. Ms. DeFerie is a past member of the Community Depository Advisory Council of the Federal Reserve Bank of Richmond, past chair of the Asheville Area Chamber of Commerce and United Way of Asheville and Buncombe County, as well as past board member for the Economic Development Coalition of Asheville-Buncombe County, Mission Health System and Asheville Area Habitat for Humanity. Ms. DeFerie currently serves the Asheville, NC community on the boards of the Community Betterment Foundation, ANC Health Care and the Asheville Merchants’ Fund. Ms. DeFerie is a certified public accountant. She currently serves as vice chair of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Eduardo J. (“Eddy”) Arriola serves as a member of the board of directors of Seacoast Banking Corporation of Florida (NASDAQ: SBCF), based in Stuart, FL and is chief executive officer of Arriola & Co., a consulting and advisory company based in Coral Gables, FL. Most recently, he served as executive vice president and market executive of Seacoast National Bank (the principal subsidiary of Seacoast Banking Corporate of Florida) from October 2022 when it acquired Apollo Bank to June 2024, when he was appointed to the Seacoast Banking Corporation of Florida board of directors. He was the founder, the chair of the board, and chief executive officer of Apollo Bank, a community bank in Miami focused on serving entrepreneurs, small businesses, family owned businesses, and professionals. Mr. Arriola acted as chair of the board and chief executive officer, until its acquisition by Seacoast National Bank. He served two terms a board member of the Miami Branch of the Federal Reserve Bank of Atlanta from 2017 to 2022 and is a past board member of the Florida Bankers Association and BankServ. Mr. Arriola served as an investor and member of the board of directors of Total Bank from 2002 to 2007, and prior to founding Apollo Bank in 2010, he was involved in several entrepreneurial businesses in the technology and business service industries. He is the co-founder of Inktel, a 3,000 employee call center firm based in Miami, served as director of creative services for Avanti Case-Hoyt, a national graphic arts and printing firm, and served as a board member for gMed, a leading firm in the medical office automation space. Mr. Arriola has been a leader in matters involving international policy and commerce. He serves as the chair of the board of the Inter-American Foundation (IAF), an independent U.S. government agency created to support grassroots development in Latin America and the Caribbean. He was appointed to the IAF board by the president and confirmed by the U.S. Senate in 2012 and has continued in the role since then. Mr. Arriola has supported many local community programs and served on the board of several organizations. He received his bachelor of arts in history from Boston College and is a graduate of the Owner/President Management Program of Harvard Business School. He is also a nearly 20-year member of the Young President’s Organization. Mr. Arriola currently serves as vice chair of the Governance and Compensation Committee of the Bank’s board.

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

Kimberly A. Casiano is currently a director of the Ford Motor Company (NYSE:F), where she was elected to the board of directors in 2003, and a director of Mutual of America Life Insurance Company, where she was elected to the board of directors in 2006. She is a former director of Mead Johnson Nutrition Company from 2010 to 2017 and Scotiabank of Puerto Rico from 2013 to 2019. Ms. Casiano has experience in financial, organizational, and risk management, having served on the audit committees of Ford Motor Company, Mutual of America Life Insurance Company, Mead Johnson Nutrition Company, and Scotiabank of Puerto Rico. Ms. Casiano’s responsibilities on the audit committee at Ford Motor Company include oversight of Ford Credit, a financial entity with over $140 billion in assets. From 2010 to the present, Ms. Casiano has been a pro bono consultant to non-profits, small companies, and C-Suite executives of major corporations on environmental, social, and governance (ESG) topics, including diversity, equality, and inclusion, board governance, and business strategies, further contributing to her knowledge of organizational management. Ms. Casiano’s role as an Executive Fellow in the Harvard Business School involves teaching in both the MBA and Executive Education programs on topics such as Women in Boards, Board Preparedness, Board Dilemmas, and Board Governance. Ms. Casiano received her MBA from Harvard Business School and her undergraduate degree from Princeton University. Ms. Casiano’s extensive experience in financial, organizational, and risk management along with her service as a board member to several large companies supported her nomination as an independent director. Ms. Casiano currently serves as vice chair of the Audit Committee of the Bank’s board.

Susan F. Dewey served over 24 years as chief executive officer of the Virginia Housing Development Authority (Virginia Housing) and retired on December 31, 2023. During her tenure at Virginia Housing, Ms. Dewey served on the Bank’s Affordable Housing Advisory Council, the Fannie Mae Housing Impact Advisory Committee and the National Association of Realtors Housing Opportunity Advisory Board. Ms. Dewey previously served as the State Treasurer of Virginia from 1996 to 1999, where she was responsible for all operations of the Department of Treasury and Treasury board as well as serving on numerous state authorities and boards including the Virginia Port Authority and the College Savings Authority. She served on the board of the Virginia Department of Housing and Community Development and the National Council of State Housing Agencies (past chair and member of the Board) until she retired in December 2023. She is currently serving on the board of the Virginia Commonwealth University Real Estate Circle of Excellence (past president and Conference Committee); the William and Mary Real Estate Foundation Board (secretary); the National Housing Conference (NHC) National Advisory Council and Policy/Research Committee; board of VCDC. Ms. Dewey is a certified public accountant and earned her B.B.A. and M.B.A from the College of William and Mary in Williamsburg, Virginia. Ms. Dewey’s extensive experience in public finance and housing development supported her nomination as an independent and public interest director. Ms. Dewey currently serves as vice chair of the Housing and Community Investment Committee of the Bank’s board.

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (NASDAQ: FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chair from 2007 to 2012. He also served on the Council of Federal Home Loan Banks. He is a director of Community Bankers Bank Financial Corp. and its subsidiary, Community Bankers Bank in Richmond, Virginia. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a vice president of Virginia Savings Bank from 2009 to 2011. He previously served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, serving as its chair in 2018 to 2019. He also served as board chair of the Virginia Bankers Association Education Foundation until 2024. Mr. Harvard has served on numerous nonprofit boards over his career, including most recently the United Way of Northern Shenandoah Valley, Shenandoah Valley Westminster Canterbury and the Shenandoah Valley Westminster Canterbury Foundation, the Top of Virginia Chamber of Commerce, and Shrine Mont. Mr. Harvard currently serves as chair of the Enterprise Risk and Operations Committee of the Bank’s board of directors.
William L. (“Chip”) Lusk, Jr. has served as chief executive officer of the IDB Global Federal Credit Union since 2016. Prior to leading IDB Global, Mr. Lusk was chief operating officer and chief financial officer for Georgia’s Own Credit Union from 2011 to 2015. From 1999 to 2011, he served as chief financial officer, executive vice president, and secretary of the board of First Security Group, Inc. (NASDQ: FSGI) and FSGBank, NA. From 1991 to 1999, he served in various roles, including vice president, controller, and director of strategic planning, for Pioneer Bancshares, Inc., an SEC registrant, and Pioneer Bank. He is currently a member of the District of Columbia Financial Literacy Council. Previously, Mr. Lusk served on the Finastra Phoenix Client Advisory Board, the DC Credit Union Foundation Board, Habitat for Humanity Board, the YoungLife Committee, the Episcopal Migration Ministries and the Rotary Club. Mr. Lusk currently serves as chair of the Audit Committee of the Bank’s board of directors.

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

Brian P. McLaughlin is the co-founder and Managing Director of PlanitWorks, LLC, a vertically integrated planning, engineering, and investment firm specializing in sustainable affordable housing and distributed renewable energy system development in underserved communities. Mr. McLaughlin is also a Principal of b3advisory, LLC, a boutique consulting firm specializing in real estate project design and capitalization. Prior to these roles, he served as the inaugural president of Enterprise Community Development, Inc. from 2019 to 2023 establishing the company as one of the 10 largest nonprofit providers of affordable housing in the United States. In 2014 Mr. McLaughlin co-founded Lantian Development, Inc, a Maryland real estate investment and development firm, where he served as founding CEO and later as chief investment officer until his departure in 2019. Across his 27-year career, Mr. McLaughlin served in various technical and leadership roles in mission driven organizations seeking to expand housing and economic opportunity, including eight years in various roles at Fannie Mae (from 2000 to 2003 and again later from 2006 to 2011). From 2003 to 2006, Mr. McLaughlin was Assistant Secretary of the Maryland Department of Housing and Community Development, where he led its division responsible for neighborhood revitalization programs and investment. He has served on the boards of Neighborhood Housing Services of Baltimore, the Fund for Educational Excellence, the Community Preservation and Development Corporation, and currently serves on the board of Northern Virginia Affordable Housing Alliance since 2022 and the Baltimore Branch Board of the Federal Reserve Bank of Richmond since 2022. Mr. McLaughlin’s expertise in the area of affordable housing, his breadth of experience and deep understanding of the inequities in the housing market, his regulatory and credit experience, as well as his experience with government sponsored enterprises, supported his nomination as an independent and public interest director. Mr. McLaughlin currently serves as chair of the Housing and Community Investment Committee of the Bank’s board.

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chair from 2014 to 2015 and as its chair in 2016. Mr. Rucker also serves on the board of CAHEC since 2022, an affordable housing tax-credit syndicator. In November 2023, Mr. Rucker was inducted into the affordable housing hall of fame by AHF Live. Mr. Rucker’s experience in derivatives/hedging, affordable housing, letters of credit, large commercial banks, and information technology supported his nomination as an independent director. Mr. Rucker currently serves as the chair of the Governance and Compensation Committee of the Bank’s board of directors.

James M. (“Jimmy”) Stubbs has served as chief executive officer and director of River Bank & Trust since its formation in 2006, and as a director of its holding company, River Financial Corporation (OTC: RVRF), since 2006. Mr. Stubbs is the past chair of the Alabama Bankers Association from June 2020 to June 2021. He currently serves as a board member for the Business Council of Alabama, the Montgomery Chamber Committee of 100, the YMCA of Montgomery Endowment Foundation. Mr. Stubbs is a Leadership Alabama Class of 2007 alumnus and a member of the River Region United Way’s Tocqueville Society and the Wetumpka Lions Club. He is a lifetime member of the Auburn Alumni Association and the Alabama Cattlemen’s Association. He graduated from Auburn University with a BS degree in 1985 and obtained an executive MBA degree from Troy University in 2005. He currently serves as vice chair of the Credit and Member Services Committee and as vice chair of the Enterprise Risk and Operations Committee of the Bank’s board of directors.

Richard A. Whaley has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chair of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chair of the South Georgia Technical College Foundation from 2008 to 2010. He currently serves as chair of the Georgia Bankers Association Insurance Trust, Inc. and is a veteran of the U.S. Army. Mr. Whaley served as Chair of the Council of FHLBanks in 2020. He currently serves as chair of the Credit and Member Services Committee of the Bank’s board of directors.

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

Insider Trading Policy

As a cooperative, the Bank shares are not publicly traded and are solely owned by its member institutions (or, in limited instances, by former member institutions) for the purposes of capitalizing the Bank in support of their borrowing. Directors of the Bank include representatives of member institutions. Purchases, sales and/or other dispositions of the Bank’s shares by its members are governed by regulatory requirements applicable to the Bank and by the Bank’s capital plan (for more information on the Bank’s capital plan, see Item 1. Business - Capital and Capital Rules). The FHLBanks source their funding by issuing debt securities, consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public (for more information see Item 1. Business Consolidated Obligations). In addition to its capital plan, the Bank has adopted an Insider Trading Policy to promote compliance with insider trading laws, rules, regulations and applicable listing standards. A copy of the Bank’s Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

As of the date of this Report, the Bank has 13 directors, eight of whom are member directors and five of whom are independent directors under Finance Agency Regulations. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, as the Bank’s capital stock may only be owned by members, former members, and certain non-members, the Bank’s directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to, and does, engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence for Audit Committee composition

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 7, 2025, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 7, 2025, directors Casiano, Dewey, McKinney, McLaughlin, and Rucker are each an independent director. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution may routinely engage in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, DeFerie, Rucker, Arriola, Casiano, Harvard, McLaughlin and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of March 7, 2025, each of directors Casiano, Dewey, McKinney, McLaughlin, and Rucker was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors are independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Dunlap, DeFerie, Lusk, Casiano, Arriola, Dewey, and McKinney. The board determined that, as of March 7, 2025, each of directors Casiano, Dewey, McKinney was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Dunlap, DeFerie, Lusk, Casiano, Arriola, Dewey and McKinney is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 7, 2025, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

Board Leadership Structure and Risk Oversight

The directors are nominated and elected in accordance with applicable law and Finance Agency regulations. As required by applicable law, the chair and vice chair of the board are elected by a majority of all the directors of the Bank from among the directors of the Bank for two-year terms, and since Bank officers may not serve as directors of the Bank, neither the board chair or vice chair position can be filled by the president and chief executive officer of the Bank.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2024 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2024 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Kirk R. Malmberg	64	President and Chief Executive Officer
Haig H. Kazazian, III	59	Executive Vice President and Chief Financial Officer
Jefrino Afonso	61	Executive Vice President and Chief Information Officer
Alp E. Can	49	Executive Vice President and Chief Risk Officer
Dawn Gehring	52	Executive Vice President and Chief Human Resources Officer
K. Annette Hunter	60	Executive Vice President and Director of Business Operations
Reginald T. O’Shields	54	Executive Vice President and Chief Legal and Compliance Officer
Joel C. Badger	58	Senior Vice President and Chief Audit Officer
Scott M. Brennan	48	Senior Vice President and Director of Sales
James Canty	48	Senior Vice President and Treasurer
Cristina M. Cowan	55	Senior Vice President and Director of Enterprise Risk Management
Andrew S. Locker	52	Senior Vice President, General Counsel, Corporate Secretary and Director of Compliance
Leslie H. Schreiner	61	Senior Vice President and Chief Diversity, Equity, and Inclusion Officer
William T. Shaw	53	Senior Vice President and Controller
Tomeka L. Strickland	51	Senior Vice President and Director of Community Investment Services

Kirk R. Malmberg has served as president and chief executive officer since May 28, 2021. He previously served as executive vice president and chief operating officer from November 2019 to November 2020, overseeing the Bank’s member sales and outreach, community investment services, accounting, financial reporting, financial operations management, investment and derivatives operations, treasury and information technology. He served as executive vice president and chief financial officer from April 2011 to October 2019. From 2007 to 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank’s mortgage programs. He joined the Bank in 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

Haig H. Kazazian, III has served as chief financial officer since November 2019. He has served as executive vice president effective on January 1, 2022, having previously served as senior vice president since 2014, and as treasurer from 2013 to October 2019. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product development in 2001, first vice president in 2005, manager of national accounts and capital markets trading in 2009, manager of treasury analysis and national accounts sales and trading in 2011, and senior vice president in 2014. Mr. Kazazian oversees the Bank’s business operations, accounting services, member sales, trading and education, and treasury function. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Jefrino Afonso was promoted to executive vice president effective on January 1, 2025. He joined the Bank as senior vice president, chief information officer on April 25, 2022. In this role, he oversees all aspects of the Bank’s information technology, including information security, infrastructure, operations, support center, telephony, software development, and enterprise architecture. Prior to joining the Bank, Mr. Afonso spent 16 years with Elavon, a division of US Bank, where he was responsible for various technology systems servicing internal and external customers. Previously, in 2005 Mr. Afonso worked as an independent mergers and acquisitions consultant for CompuCredit, a financial services provider, and was chief information officer/executive director for Associated Hygienic Products, a paper product manufacturing company, from 2001 to 2004. Mr. Afonso earned a B.S. in mathematics from St. Xavier’s College in Mumbai, India, and a B.S. in computer science from Loyola University in New Orleans.

Alp E. Can has served as chief risk officer since 2017. He has served as executive vice president effective on January 1, 2020, having served as senior vice president since 2018. In his role, he directs the Bank's enterprise risk management function and oversees the Bank’s credit and collateral services and collateral risk management operations. He is responsible for overseeing enterprise-wide risk assessment and reporting functions, credit risk, financial risk modeling, as well as model validation efforts for the Bank. Mr. Can joined the Bank in 2005 as an asset liability analyst in the financial risk management and modeling department. He became first vice president and manager of financial risk modeling in 2013 and served as director of enterprise risk management of the Bank from 2014 to 2017. Mr. Can earned a bachelor’s degree in economics from the University of Istanbul, and an M.S. in mathematical risk management and M.B.A.- Finance, each from Georgia State University.

Dawn M. Gehring has served as chief human resources officer since 2021, having previously served as director of human resources since 2016. She has served as executive vice president effective on January 1, 2024 and as senior vice president since 2021. Ms. Gehring is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, talent management, workforce diversity and inclusion, and human resources compliance. Ms. Gehring also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. Prior to joining the Bank, Ms. Gehring served as vice president of global human resources for a multi-national service provider in the power and energy industry. In this role, she was a member of the Executive Leadership Team, and was compliance officer for the company, responsible for the strategic management of a variety of human resources functions. Ms. Gehring’s additional experience includes human resources roles in the manufacturing and consumer products industries. Ms. Gehring earned a B.A from the University of Iowa.

K. Annette Hunter has served as director of business operations since 2019, having previously served as director of accounting operations since 2006. Ms. Hunter was promoted from first vice president to senior vice president in 2015, and to executive vice president effective on January 1, 2023. Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances, stock and purchased mortgage portfolios, as well as managing the operations of wires, safekeeping and member support. Ms. Hunter joined the Bank in 2002 as manager of derivative and investment operations. Prior to joining the Bank, she served in various managerial accounting roles at Mirant Corporation, Louis Dreyfus Energy Corporation and Continental Hydraulic Hose. Ms. Hunter earned a B.S. in business administration from The Ohio State University and an M.B.A. from Kennesaw State University. She is a certified public accountant.

Reginald T. O’Shields has served as chief legal and compliance officer since February 14, 2022, and previously as director of enterprise solutions since 2019. He was promoted to executive vice president effective in 2020, having previously served as senior vice president since 2011. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, corporate communications, marketing, government and industry relations, and community investment services. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006, deputy general counsel in 2007 and deputy general counsel director of legal services in 2011. He served as general counsel since 2011 and chief compliance and ethics officer since 2018. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland, Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Joel C. Badger has served as chief audit officer since 2019, having been promoted from first vice president to senior vice president effective on January 1, 2020. In his current role, he is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Badger reports directly to the audit committee of the board of directors. Mr. Badger joined the Bank in 2004 as vice president and senior financial risk auditor, was promoted to audit director of capital markets in 2006 and to first vice president in 2007. He gained audit responsibility for information technology in 2014 and has served as deputy chief audit officer since 2016. Mr. Badger earned a M.B.A in finance from Georgia State University and a B.S. degree in management with concentrations in accounting and economics from the Georgia Institute of Technology. Mr. Badger is a certified public accountant, certified investments and derivatives auditor, certified internal auditor, certified information systems auditor, certified in risk and information systems control, and a certified risk management auditor. Prior to joining the Bank, Mr. Badger was with Branch Banking and Trust, Wachovia Bank, and the Federal Reserve Bank of Atlanta.

Scott M. Brennan has served as director of sales since 2014, having been promoted from first vice president to senior vice president effective on January 1, 2019. He joined the Bank in 2001 in the Bank’s member sales and trading department as a relationship manager, serving as senior relationship manager from 2006 to 2013, having been promoted from vice president to first vice president in 2014. Mr. Brennan earned a B.S. from Franklin and Marshall College.

James Canty has served as treasurer since 2021, having been promoted from first vice president to senior vice president effective on January 1, 2024. He is responsible for directing the Bank’s funding, investment, liquidity, and interest rate risk management. Mr. Canty joined the Bank as first vice president and director of capital markets in 2014. Prior to joining the

Bank, Mr. Canty was a director of Interest Rate Sales at Citigroup in New York and the Assistant Treasurer of the Federal Home Loan Bank of Chicago. Mr. Canty earned his Bachelor of Arts in Finance and Economics from National University of Ireland, Maynooth and a Master’s in Business Administration from Saint Ambrose University, Davenport, Iowa.

Cristina M. Cowan has served as director of enterprise risk management since 2023, having been promoted to senior vice president effective on January 1, 2024, having previously served as first vice president, director of enterprise risk management since 2019. She is responsible for the Bank’s enterprise risk management program and for providing oversight for many of the Bank’s governance programs including risk appetite and risk assessment. Ms. Cowan joined the Bank in 2007 as the enterprise operational risk project manager and earned promotions to assistant vice president and enterprise operational risk manager in 2013 and vice president and manager of enterprise risk governance and operations in 2014. Prior to joining the Bank, Ms. Cowan was senior vice president of operational risk reporting and analysis for Citigroup in New York. Ms. Cowan earned a master’s degree in information technology from American Intercontinental University and an undergraduate degree from the University of Georgia.

Andrew S. Locker has served as senior vice president, general counsel, corporate secretary and director of compliance since April 2023, having served as first vice president, general counsel and director of compliance since February 2022, and previously as deputy general counsel and director of compliance since 2018. He is responsible for leading the Bank’s legal department, which includes overseeing the Bank’s legal services, governance, and compliance functions. Mr. Locker joined the Bank in 2004 as a senior attorney and earned promotions to assistant general counsel in 2006, associate general counsel in 2009 and deputy general counsel in 2016. Prior to joining the Bank, Mr. Locker was a corporate finance attorney with Sutherland, Asbill & Brennan LLP in Atlanta. He obtained his law and undergraduate degrees from Georgetown University.

Leslie H. Schreiner has served as senior vice president, chief diversity, equity, and inclusion officer as of January 1, 2023, having previously served as first vice president, director of diversity and inclusion since July 2018. She is responsible for the oversight and implementation of the Bank’s diversity, equity, and inclusion program. Ms. Schreiner joined the Bank in 2007 as director of accounting automation and technical compliance. From 2016 to 2018, she served as director of strategic planning and accounting services, responsible for the Bank’s strategic planning and budgeting process, business intelligence initiatives, as well as accounts payable, fixed assets and expense reimbursement. Prior to joining the Bank, she held various senior accounting roles with Resources Global, Primis and Information America. Ms. Schreiner earned a B.A. in accounting from University of Georgia and M.B.A in Finance from Georgia State University. She is a certified public accountant, certified diversity professional and a certified diversity, equity, and inclusion coach.

William T. Shaw has served as controller of the Bank since 2014, being promoted from first vice president to senior vice president effective on January 1, 2019. Mr. Shaw oversees the Bank’s accounting, financial reporting, accounting policy, budgeting, and derivatives hedge accounting. Mr. Shaw joined the Bank in 2008 as manager of accounting policy and was subsequently promoted to director of accounting policy and financial reporting. Prior to joining the Bank, Mr. Shaw served as assistant controller for First Charter Corporation, Director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and was a manager with PricewaterhouseCoopers LLP. He received his B.S. in accounting and Master’s Degree in accountancy from Brigham Young University. He is also a certified public accountant.

Tomeka L. Strickland has served as senior vice president, director of community investment services since April 2023. Previously she served as first vice president and associate director of community investment services from January 2021 to April 2023. She served as interim vice president and associate director of community investment services from November 2019 to December 2021. In her role, she oversees the department’s daily operations, intake, underwriting, decisioning, funding, asset management, multifamily and homeownership real estate equity portfolios, technology, and reporting. As the community investment officer for the Bank, Ms. Strickland meets regularly with the Affordable Housing Advisory Council, member financial institutions, developers, and other community stakeholders to better understand the district’s community lending needs and to educate audiences on ways to leverage the Bank’s affordable housing and community lending products and services. She joined the Bank in 2001 as a systems specialist. From 2014 through 2019, she served as assistant vice president, systems and reporting manager, responsible for regulatory and governance reporting, technology projects, user acceptance testing, and records management. Prior to joining the Bank, Ms. Strickland worked for Bank of America and NationsBank from 1993 to 2000 serving in various treasury management services and project management roles.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2024 compensation program for:

•the chief executive officer;

•the chief financial officer; and

•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2024.

These executive officers are collectively referred to as the Bank’s “named executive officers.”

The Bank’s named executive officers during 2024 are identified in the following table.

Name	Title
Kirk R. Malmberg	President and Chief Executive Officer
Haig H. Kazazian, III	Executive Vice President and Chief Financial Officer
Alp E. Can	Executive Vice President and Chief Risk Officer
K. Annette Hunter	Executive Vice President and Director of Business Operations
Reginald T. O’Shields	Executive Vice President and Chief Legal and Compliance Officer

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

Elements of Compensation

The Bank compensates its executive officers with a combination of base salary, incentive compensation, and benefits. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as qualified and non-qualified defined benefit and defined contribution retirement plans, to motivate long-term performance and encourage retention. Because the Bank is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design. The elements of the Bank’s compensation program for executive officers, and the objective of each compensation element, are described below.

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive’s base salary is also used as a basis in calculating the executive’s annual incentive award opportunity, as described below.

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentives). The named executive officers’ ICP awards and Deferred

Incentives are subject to adjustment or forfeiture in certain events as described below under “2024 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

Benefits. The Bank provides retirement benefits to promote executive retention, and the executive officers are also eligible to participate in the same benefit plans that are made available to other employees of the Bank, such as health, group term life and long-term disability coverage. The Bank provides limited perquisites to executive officers.

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

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Aon plc (Aon) to provide assistance in evaluating the Bank’s executive compensation programs for 2024. Aon reported directly to the committee and the board with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process for 2024, the board considered base salary, bonus compensation, total cash compensation, long-term compensation and total direct compensation at two peer groups consisting of (1) the other FHLBanks and (2) commercial banks with assets between $10 billion and $20 billion, consistent with guidance provided by the Finance Agency. The companies included in these peer groups are listed below in “Compensation Decisions for 2024 – Overview.” With respect to Mr. Malmberg and Mr. Kazazian, the board also considered the peer group of public proxy peers with assets between $10 billion and $20 billion. Generally, it is the Bank’s overall intent to provide executive officers with total direct compensation, comprised of base salary and targeted incentive opportunities, at or above the competitive market median for comparable positions, recognizing other comparable financial institutions provide equity awards that the Bank is unable to provide. However, when setting the compensation for the Bank’s executives, the board did not target any named executive officer’s compensation to a specific quartile of such executive officer’s comparable position in the peer groups.

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

The Finance Agency requires that the FHLBanks maintain a risk management program to assess and manage potential risks relating to management’s performance goals, objectives, and compensation structure. The Finance Agency may prohibit or restrict a significantly undercapitalized FHLBank from taking certain actions relating to the compensation of its executives, including paying any bonus to an executive officer or increasing an executive officer’s salary, without the prior written approval of the Director. The Bank was not undercapitalized during 2024.

Compensation Decisions for 2024

Overview

The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•achievement of performance objectives for 2024 as determined by the board;

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

•the Bank’s 2024 financial results.

As part of the compensation review process for compensation to be paid in 2024, the board engaged Aon in 2023 to provide competitive market compensation ranges for Mr. Malmberg, Mr. Kazazian, Mr. Can, Mr. O’Shields, and Ms. Hunter (Aon Study). The Aon Study involved an analysis of total compensation for comparable positions in the following peer groups (i) all other FHLBanks and the Office of Finance and (ii) other 50 institutions, which are commercial banks with assets between $10 billion and

$20 billion:

(i) First peer group:

Federal Home Loan Bank of Boston
Federal Home Loan Bank of Chicago
Federal Home Loan Bank of Cincinnati
Federal Home Loan Bank of Dallas
Federal Home Loan Bank of Des Moines
Federal Home Loan Bank of Indianapolis
Federal Home Loan Bank of New York
Federal Home Loan Bank of Pittsburgh
Federal Home Loan Bank of San Francisco
Federal Home Loan Bank of Topeka
Federal Home Loan Banks - The Office of Finance

(ii) Second peer group:

Apple Financial Holdings	Independent Bank - TX
Axos Financial, Inc.	Independent Bank Corp.
BancFirst Corporation	International Bancshares Corporation
Bank of North Dakota	Lakeland Bancorp, Inc.
Banner Bank	Mechanics Bank
Berkshire Bank	Merchants Bank of Indiana
Bremer Financial Corporation	Mutual of Omaha
Central Bancompany, Inc	NBT Bancorp Inc.
Columbia Bank – NJ	Northwest Bank – PA
Community Bank System, Inc.	OceanFirst Bank
CVB Financial Corp.	PlainsCapital Bank
Dime Community Bancshares, Inc.	Provident Financial Services
Eagle Bancorp Inc. - MD	Renasant Corporation
Enterprise Financial Services Corp.	Sandy Spring Bank
FB Financial Corporation	Seacoast Banking Corporation of Florida
First BanCorp – PR	ServisFirst Bancshares, Inc.
First Bancorp NC	State Bank & Trust
First Busey Corporation	Stellar Bancorp, Inc.
First Financial Bancorp - OH	TowneBank
First Financial Bankshares, Inc.	TriState Capital Bank
First Foundation Inc.	Trustmark Corporation
First Merchants Bank	Veritex Holdings, Inc.
First United Bank - OK	Washington Trust Bank
Hilltop Holdings Inc.	WesBanco, Inc.
Hope Bancorp, Inc.	WSFS Financial Corporation

The value of retirement plans and other benefits were not specifically considered as part of the Aon Study. To account for differences in the size and scope of the comparable positions included in the Aon Study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) were selected for each of those jobs to develop a market composite comparison for each of the positions held by the applicable named executive officers. In the case of the other FHLBanks, executive to executive comparisons were made at the high quartile to account for the Bank’s size and scope. In the case of the commercial bank peers, comparisons were used to identify the jobs with the closest functional responsibilities to the applicable named executive officers, and executive comparisons were made at the median data. For purposes of the Bank’s comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.

2024 Base Salary

In setting the base salaries of the named executive officers for 2024, the board took into consideration the results of the Aon Study to provide market-competitive compensation levels, and other factors such as engagement and retention of a highly effective executive team, role responsibilities compared to the peer groups, individual experience and performance and overall Bank performance. After reviewing the Bank’s performance and the performance of each of the named executive officers during fiscal year 2023, the board set the named executive officers’ salaries at the following amounts for 2024:

Name	2024 Base Salary	Percent Change from 2023
Kirk R. Malmberg	$1,023,750	5.00
Haig H. Kazazian, III	504,000	5.00
Alp E. Can	541,000	4.04
K. Annette Hunter	412,000	3.00
Reginald O'Shields	484,000	4.09

The board based these decisions, in part, on the following:

•Business results generated during 2023;

•Safe and sound operations during 2023; and

•Comparable compensation provided at similar organizations, as reflected in the Aon Study

Incentive Compensation

The following table presents the 2024 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.
2024 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	50.00	75.00	100.00
Executive Vice Presidents	35.00	60.00	85.00

For 2024, the board established six incentive goals under the ICP, which correlated to the member focus, affordable housing and community development focus, financial focus, risk management performance and diversity, equity, and inclusion priorities reflected in the Bank’s strategic plan. Each of these goals is described in more detail below. Awards for the chief risk officer also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the Bank’s annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting the various performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2024. A description of each of the performance metrics, and the performance against such metrics in 2024, is provided following the table.
2024 Weights and Awards

President and Chief Executive Officer
(Mr. Malmberg)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Member Focus: Member Engagement	20.00	10.00	15.00	20.00
Housing Mission Focus: Community Investment Cash Advance Volume	15.00	7.50	11.25	15.00
Housing Mission Focus: Voluntary Program Launch and Commitment/Disbursement	15.00	7.50	11.25	15.00
Financial Focus: Return on Equity as a Spread to Average SOFR	20.00	10.00	15.00	20.00
Risk Management Focus: Risk Management Key Risk Indicators	20.00	10.00	15.00	20.00
Diversity, Equity, and Inclusion	10.00	5.00	7.50	10.00
Total	100.00	50.00	75.00	100.00

Executive Vice President
(Mr. Kazazian, Ms. Hunter, and Mr. O’Shields)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Member Focus: Member Engagement	20.00	7.00	12.00	17.00
Housing Mission Focus: Community Investment Cash Advance Volume	15.00	5.25	9.00	12.75
Housing Mission Focus: Voluntary Program Launch and Commitment/Disbursement	15.00	5.25	9.00	12.75
Financial Focus: Return on Equity as a Spread to Average SOFR	20.00	7.00	12.00	17.00
Risk Management Focus: Risk Management Key Risk Indicators	20.00	7.00	12.00	17.00
Diversity, Equity, and Inclusion	10.00	3.50	6.00	8.50
Total	100.00	35.00	60.00	85.00

Executive Vice President and Chief Risk Officer
(Mr. Can)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management Focus: Risk Management Key Risk Indicators	40.00	14.00	24.00	34.00
Diversity, Equity, and Inclusion	10.00	3.50	6.00	8.50
Individual and Team Goals	50.00	17.50	30.00	42.50
Total	100.00	35.00	60.00	85.00

The Member Focus - Member Engagement goal measured the average utilization of the Bank’s products and services by members during 2024. Performance under this measure was determined by calculating the total product utilization by members as of December 31, 2024, referred to as activity points, over the daily average number of members for each business day of 2024. The performance goals were 2.10 (threshold), 2.40 (target) and 2.75 (maximum) activity points per member. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2024, the Bank achieved a member activity performance score of 2.721 engagement points per member. Based on 2024 performance, the board awarded between the target and maximum level for this goal.

The Housing Mission Focus - Community Investment Cash Advance Volume goal measured the disbursement of new advances to members under the Community Investment Program or Economic Development Program during 2024. Under this measure, the performance goals required disbursement of $350 million (threshold), $550 million (target), or $750 million (maximum) in advances under the Community Investment Program or Economic Development Program. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2024, $1.04 billion in advances were disbursed. Based on that achievement, the board awarded the maximum level for this goal.

The Housing Mission Focus – Voluntary Program Launch and Disbursement goal measured the launch and disbursement of the Workforce Housing Plus+ program to disburse downpayment assistance funds to qualifying homebuyers in 2024. Under this measure, the performance goals required disbursement and/or commitment of 25% (threshold), 50% (target), and 85% (maximum) of the funds allocated to the Workforce Housing Plus+ Voluntary Program. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2024, 100% of funds were disbursed and/or committed. Based on that achievement, the board awarded the maximum level for this goal.

The Risk Management Focus - Risk Management Key Risk Indicator goal involved managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (whose overall weighting for this goal was higher, consistent with his role as chief risk officer), and performance was determined on an overall Bank-wide basis. As of December 31, 2024, the Bank achieved a risk appetite performance score of 98.68% percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Financial Focus - Return on Equity Spread to Average SOFR performance goal related to the Bank’s ROE amount in excess average SOFR. For ICP purposes, ROE is adjusted for additional voluntary housing contributions. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as SOFR increases and remained subject to certain accounting adjustments which were not deemed necessary. For 2024, the performance goals were 130 basis points (threshold), 160 basis points (target), and 180 basis points (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. In 2024, the Bank’s adjusted ROE spread to average SOFR was 369 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

The Diversity, Equity, and Inclusion performance goal aligned with the Bank’s commitment to its diversity, equity, and inclusion program and measured the Bank’s ability to operate in accordance with its board approved diversity, equity, and inclusion strategy. This performance goal utilized the four quantitative goals contained in the Bank’s 2024 diversity, equity, and inclusion operational plan. These four goals are in the areas of workforce, supplier, capital markets and partnership. Under this measure, the performance goals required achievement of two (threshold), three (target), or four (maximum) of the four quantitative goals. In 2024, four of these goals were achieved. Based on that achievement, the board awarded the maximum level for this goal.

In 2024, the board of directors did not establish individual performance goals for Mr. Malmberg, Mr. Kazazian, Ms. Hunter, or Mr. O’Shields. Mr. Can’s individual and team goals included collateral system planning and risk assessment program design. Based upon performance in 2024, Mr. Can was awarded the maximum level for these goals.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2024 Incentive Compensation Plan Awards

Name	Member Engagement %	Housing Mission Focus: Community Investment Cash Advance Volume	Housing Mission Focus: Voluntary Program Launch and Commitment/Disbursement	ROE Spread to average SOFR (%)	Risk Management: Key Risk Indicators (%)	Diversity, Equity and Inclusion (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
Kirk R. Malmberg	19.58	15.00	15.00	20.00	18.68	10.00	N/A	98.26	Target - Max	$1,005,966	$502,983
Haig H. Kazazian, III	16.58	12.75	12.75	17.00	15.68	8.50	N/A	83.26	Target - Max	419,646	209,823
Alp E. Can	N/A	N/A	N/A	N/A	31.36	8.50	42.50	82.36	Target - Max	445,561	222,781
K. Annette Hunter	16.58	12.75	12.75	17.00	15.68	8.50	N/A	83.26	Target - Max	343,044	171,522
Reginald T. O'Shields	16.58	12.75	12.75	17.00	15.68	8.50	N/A	83.26	Target - Max	402,993	201,497

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table, is included in the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below, along with interest earned in 2024 on Deferred Incentives. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2026-2028) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2026	1/3 of balance (± 1-year return)
2027	1/2 of balance (± 2-year return)
2028	Remaining balance (± 3-year return)

Incentive Compensation Plan Award Adjustment or Forfeiture. The named executive officers’ ICP awards and Deferred Incentives are subject to adjustment or forfeiture in certain events. Under the terms of the ICP, the board of directors has reserved the right to amend, modify or terminate the ICP, in whole or in part, and to increase, decrease, terminate without penalty or payment, or otherwise modify any ICP award, at any time for any reason or no reason.

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

No adjustments to ICP performance measures or Earned Awards were made for ICP awards, nor reductions or eliminations of payments of Deferred Incentives were made for named executive officers in 2024.

If a named executive officer’s employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments will be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits

The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit, defined contribution, and deferred compensation plans. These plans are described in more detail below in the sections entitled “Executive Compensation — Retirement Benefits” and “— Deferred Compensation.”

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

Perquisites and Other Benefits

All named executive officers are eligible to participate in the benefit plans that are made available to all employees of the Bank, including medical, dental, and vision insurance coverage, group term life and long-term disability insurance coverage, paid vacation, and sick leave. The named executive officers generally participate in these plans on the same basis and terms as all other employees.

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

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by all current directors who were serving during 2024.

BOARD OF DIRECTORS

R. Thornwell Dunlap, III, Chair	Suzanne S. DeFerie, Vice Chair
Eduardo J. Arriola	Kathleen C. McKinney
James M. Burke	Brian P. McLaughlin
Kimberly A. Casiano	John B. Rucker
Susan F. Dewey	James M. Stubbs
Scott C. Harvard	Richard A. Whaley
William L. Lusk, Jr.

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2024, 2023, and 2022. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2024 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (1)	Non-Equity Incentive Plan Compensation (e) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (3)	All Other Compensation (g) (4)	Total (h)
Kirk R. Malmberg President and Chief Executive Officer	2024	$1,023,750	$200	$1,076,813	$204,594	$363,974	$2,669,331
	2023	975,000	100	984,581	391,594	313,224	2,664,499
	2022	910,000	100	849,961	1	243,870	2,003,932
Haig H. Kazazian, III Executive Vice President and Chief Financial Officer	2024	504,000	200	450,820	344,000	31,216	1,330,236
	2023	480,000	100	418,846	740,000	30,541	1,669,487
	2022	440,000	7,100	355,301	—	30,352	832,753
Alp E. Can Executive Vice President and Chief Risk Officer	2024	541,000	200	478,213	—	174,276	1,193,689
	2023	520,000	100	443,838	159,000	169,866	1,292,804
	2022	470,000	15,100	364,965	—	111,031	961,096
K. Annette Hunter Executive Vice President and Director of Business Operations	2024	412,000	200	366,353	348,000	25,864	1,152,417
	2023	400,000	100	344,731	500,000	26,858	1,271,689
	2022	358,938	2,100	239,219	—	23,863	624,120
Reginald O'Shields Executive Vice President and Chief Legal and Compliance Officer	2024	484,000	200	433,540	233,000	32,444	1,183,184
	2023	465,000	2,100	406,228	500,000	32,763	1,406,091
	2022	440,000	100	355,126	—	32,182	827,408
__________
(1) The amounts in column (d) reflect an annual $200 employee appreciation bonus provided to all employees of the Bank. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g).
(2) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2024, 2023, and 2022 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, payment of the 2024 non-equity incentive compensation awards was subject to a 30-day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 14, 2025. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2024: $70,847 for Mr. Malmberg, $31,174 for Mr. Kazazian, $32,652 for Mr. Can, $23,309 for Ms. Hunter, and $30,547 for Mr. O’Shields.
(3) The amounts in column (f) reflects the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension and Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2024 Pension Benefits table. For Mr. Malmberg, Mr. Kazazian, Ms. Hunter, and Mr. O’Shields the aggregate actuarial present value for pension benefits under the Bank’s Pension and DBEP Plans increased by $204,594, $344,000, $348,000, and $233,000, respectively. For Mr. Can, the aggregate actuarial present value for pension benefits under the Bank’s Pension Plan decreased by $20,000. There were no above-market earnings on nonqualified deferred compensation during 2024. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(4) The amounts in column (g) for 2024 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (1)	Tax Gross-ups (2)	Total
Kirk R. Malmberg	$20,700	$324,339	$18,846	$89	$363,974

Haig H. Kazazian, III	20,700	9,540	864	112	31,216

Alp E. Can	20,700	153,441	23	112	174,276

K. Annette Hunter	9,508	15,212	1,023	121	25,864

Reginald T. O'Shields	9,651	19,389	3,294	110	32,444
____________
(1) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each named executive officer for the Bank’s Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. Malmberg a $1,500 per month car allowance. The Bank provided Mr. Malmberg and Mr. Kazazian reimbursement for certain activities at business functions. The Bank provided Mr. Malmberg, Mr. Kazazian and Mr. O’Shields reimbursement for guest activities at certain business functions. The Bank provided Ms. Hunter, and Mr. O’Shields matching contributions in the Bank’s charitable giving program.
(2) The tax gross-up amounts represent withholding taxes on the employee appreciation bonus provided to all employees of the Bank.

Awards of Incentive Compensation in 2024

The following table provides information concerning each grant of an award to a named executive officer in 2024 under the ICP.
2024 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
Kirk R. Malmberg	$511,875	$767,813	$1,023,750
Haig H. Kazazian, III	176,400	302,400	428,400
Alp E. Can	189,350	324,600	459,850
K. Annette Hunter	144,200	247,200	350,200
Reginald O'Shields	169,400	290,400	411,400
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2024. The actual amounts earned pursuant to the ICP during 2024 are reported under column (e) of the 2024 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis. Incentive Compensation.”

Retirement Benefits

Pension Benefits

The 2024 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2024, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

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

2024 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
Kirk R. Malmberg (2)	Pension Plan	27.58	$2,603,000	$154,594
	DBEP	N/A	—	—
Haig H. Kazazian, III	Pension Plan	30.00	2,233,000	—
	DBEP	30.00	3,485,000	—
Alp E. Can	Pension Plan	19.58	844,000	—
	DBEP	N/A	—	—
K. Annette Hunter	Pension Plan	22.25	1,795,000	—
	DBEP	22.25	1,800,000	—
Reginald T. O'Shields	Pension Plan	21.58	1,187,000	—
	DBEP	21.58	1,888,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2024, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 5.54 percent discount rate; a 4.85 percent discount rate was used to calculate benefits under the DBEP.
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

The DCBEP, like the 401(k) Plan, is self-directed and provides participants with a range of mutual fund options. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DCBEP begin when a participant’s employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool. All Bank contributions to the DCBEP are subject to a two-year vesting period.

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

As of February 1, 2023, the BEP was amended and restated to streamline administration of the plan and the eligibility for participation in the DCBEP, the DBEP, and other benefits applicable to the DCBEP. The amended and restated BEP has not changed the benefits awarded to the named executive officers nor the eligibility criteria applying to them.

The following table presents compensation earned and deferred in 2024, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2024 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
Kirk R. Malmberg	$51,542	$324,339	$151,319	$(36,907)	$1,265,681
Haig H. Kazazian, III	—	9,540	18,113	—	119,975
Alp E. Can	9,460	165,242	137,354	—	852,561
K. Annette Hunter	59,685	15,212	72,949	—	679,199
Reginald O'Shields	66,300	19,389	207,065	—	1,498,894
_________
(1) Amounts under column (b), if any, are included in salary reported for 2024 in column (c) of the 2024 Summary Compensation Table.
(2) Amounts under column (c), if any, are included in all other compensation amounts reported for 2024 in column (g) of the 2024 Summary Compensation Table.
(3) Amounts under column (d), if any, reflect actual market returns for mutual funds selected by participants.
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

The following table presents information about potential payments to Mr. Malmberg under his Employment Agreement in the event his employment had terminated on December 31, 2024 and a change in control of the Bank had not occurred. He is not entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2024 ICP Award	Deferred Incentive for Prior Periods	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	1,005,966	923,253	1,023,750	45,981	—	—	2,998,950
Resignation For Good Reason	1,005,996	923,253	1,023,750	45,981	—	—	2,998,980
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

•the sale or transfer of all or substantially all of the business or assets of the Bank to another Federal Home Loan Bank or other entity; or

•a change in the composition of the Bank’s board that causes the combined number of member directors from the jurisdictions of Alabama, the District of Columbia, Florida, Georgia, Maryland, North Carolina, South Carolina, and Virginia to cease to constitute a majority of the Bank’s directors; or

•the Bank’s liquidation or dissolution.

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

The following table presents information about potential payments under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on December 31, 2024. None of the participants would be entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Qualified Termination Following a Change in Control(1)

	2024 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance	Total
Kirk R. Malmberg	$1,005,966	$2,559,375	$45,981	$7,500	$3,618,822
Haig H. Kazazian, III	419,646	882,000	46,600	7,500	1,355,746
Alp E. Can	445,561	946,750	15,097	7,500	1,414,908
K Annette Hunter	343,044	721,000	16,235	7,500	1,087,779
Reginald T. O'Shields	402,993	847,000	46,600	7,500	1,304,093
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control.

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO, Mr. Malmberg, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2022 by examining the 2022 base pay for all 317 individuals, excluding the CEO, who were employed by the Bank on December 1, 2022 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2022). For 2024, the Bank determined to use the same median employee in its pay ratio calculation because there has not been a change in the Bank’s population or employee compensation arrangements that it believes would significantly impact the pay ratio disclosure. The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2024 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2024, the Bank’s median employee total annual compensation was $179,608, the CEO’s total annual compensation was $2,669,331; and the ratio of CEO to median employee compensation was 14.86 to 1.
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
During 2024, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2024 Annual Director Compensation Limits

Title	Amount
Chair of the Board	$155,000
Vice Chair of the Board	140,000
Chair of the Audit Committee	135,000
Other Committee Chair (excluding Audit and Executive)	130,000
All Other Directors	123,000

Under the 2024 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 11, 2023 and ended January 25, 2024 (the last day of the first scheduled in-person board meeting for 2024). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 15, 2024 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviews the cumulative attendance and performance of each director during the year and, in consultation with the chair of the board, may recommended to the board a reduction, elimination or increase in the final payment opportunity for each director, provided that no increase may exceed the applicable annual compensation cap. No such adjustment was made for 2024.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2024. Directors are eligible to participate in the Bank’s DCP. Directors Dunlap and Whaley elected to defer compensation for 2024.

2024 Director Compensation
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)
Eduardo J. Arriola	$123,000	$5,537	*	$128,537
James M. Burke	123,000	—	*	123,000
Kimberly A. Casiano	123,000	—	*	123,000
Susan F. Dewey	123,000	—	*	123,000
Suzanne S. Deferie	140,000	—	*	140,000
R. Thornwell Dunlap, III	155,000	11,235	*	166,235
Scott C. Harvard	130,000	—	*	130,000
William L. Lusk, Jr.	135,000	—	*	135,000
Kathleen C. McKinney	130,000	—	*	130,000
Brian P. McLaughlin	130,000	—	*	130,000
Edwina L. Payne	123,000	—	*	123,000
John B. Rucker	130,000	2,478	*	132,478
James M Stubbs	123,000	—	*	123,000
Richard A. Whaley	130,000	5,805	*	135,805
____________
(1) The amounts in column (c) represent “above market” earnings on deferred amounts.
* Director perquisites include premiums paid by the Bank for each director for the Bank’s Business Travel Accidental Death and Dismemberment Policy, certain activities at business functions, and matching contributions under the Bank’s charitable giving program. For each director, the aggregate amount of such perquisites was less than $10,000.

The board of directors approves the Directors’ Compensation Policy which determines the annual compensation limits applicable.

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

	Commercial Banks	Credit Unions	Savings Institutions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2024	$3,245	$1,208	$47	$643	$5	$1	$5,149
December 31, 2023	3,722	1,236	47	587	5	—	5,597
December 31, 2022	3,395	1,114	433	452	3	—	5,397
December 31, 2021	1,094	704	317	265	3	1	2,384
December 31, 2020	1,585	846	392	250	5	—	3,078

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock as of February 28, 2025.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	12,583,516	21.95
100 North Tryon Street
NC1-007-06-11
Charlotte, NC 28255
Truist	9,212,872	16.07
214 N Tryon Street
Charlotte, NC 28202
Navy Federal Credit Union	4,343,398	7.58
820 Follin Lane
Vienna, VA 22180

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2025.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Seacoast National Bank	Stuart, FL	377,508	0.66
River Bank & Trust	Prattville, AL	95,634	0.17
First Bank	Southern Pines, NC	85,194	0.15
Shore United Bank, N.A.	Easton, MD	66,592	0.12
IDB Global Federal Credit Union	Washington, DC	26,284	0.05
First Bank	Strasburg, VA	14,669	0.03
Citizens Bank of Americus	Americus, GA	5,591	0.01
Countybank	Greenwood,SC	5,343	0.01
Community Bankers' Bank	Midlothian,VA	4,405	0.01

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate PwC fees billed to (or accrued by) the Bank (dollars in thousands).

	For the Years Ended December 31,
	2024	2023
Audit fees(1)	$1,125	$1,078
Audit-related fees(2)	71	78
All other fees(3)	2	4
Total fees	$1,198	$1,160
____________
(1) Audit fees and expenses for the years ended December 31, 2024 and 2023 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2024 and 2023 were for certain FHLBank System assurance and related services, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2024 and 2023 related to software license fees.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $75,252 and $78,067 in 2024 and 2023, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2024 and 2023.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the chair and the vice chair of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The chair or the vice chair must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. For the years ended December 31, 2024 and 2023, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238 )

Statements of Condition as of December 31, 2024 and 2023
Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
Statements of Capital Accounts for the Years Ended December 31, 2024, 2023, and 2022
Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to Financial Statements

(b)    Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/21
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	10/8/21
4.2	Description of the Bank’s Capital Stock.
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (Amended and Restated effective as of February 1, 2023).*	10-Q	5/12/23
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	1/9/09
10.3	Form of Officer and Director Indemnification Agreement.*	10-12G	3/17/06
10.4	Federal Home Loan Bank of Atlanta 2025 Directors’ Compensation Policy.*
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (Amended and Restated as of January, 2022).*	10-Q	5/6/22
10.6	Employment Agreement effective as of May 28, 2021 between the Bank and Kirk R. Malmberg.*	8-K/A	4/21/21
10.7	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.*	10-K	3/9/17
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	3/9/17
10.9	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	8/5/11
19.1	Insider Trading Policy
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

99.1	Audit Committee Report.+
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. +
101.SCH	XBRL Taxonomy Extension Schema Document.+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+
104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL and contained in Exhibit 101.
* Denotes management contract or compensatory plan.
+ Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 7, 2025	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 7, 2025	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: President and Chief Executive Officer

Date:	March 7, 2025	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian, III
Title: Executive Vice President and Chief Financial Officer

Date:	March 7, 2025	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Controller

Date:	March 7, 2025	By /s/ R. Thornwell Dunlap, III
Name: R. Thornwell Dunlap, III
Title: Chair of the Board of Directors

Date:	March 7, 2025	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Vice Chair of the Board of Directors

Date:	March 7, 2025	By /s/ Eduardo J. Arriola
Name: Eduardo J. Arriola
Title: Director

Date:	March 7, 2025	By /s/ James M. Burke
Name: James M. Burke
Title: Director

Date:	March 7, 2025	By /s/ Kimberly A. Casiano
Name: Kimberly A. Casiano
Title: Director

Date:	March 7, 2025	By /s/ Susan F. Dewey
Name: Susan F. Dewey
Title: Director

Date:	March 7, 2025	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 7, 2025	By /s/ William L. Lusk, Jr
Name: William L. Lusk, Jr
Title: Director

Date:	March 7, 2025	By /s/ Kathleen C. McKinney
Name: Kathleen C. McKinney
Title: Director

Date:	March 7, 2025	By /s/ Brian P. McLaughlin
Name: Brian P. McLaughlin
Title: Director

Date:	March 7, 2025	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 7, 2025	By /s/ James M. Stubbs
Name: James M. Stubbs
Title: Director

Date:	March 7, 2025	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Director