Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Atlanta
filed 2025-11-06
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2025 was 60,723,425.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of September 30, 2025	As of December 31, 2024
Assets
Cash and due from banks	$78	$35
Interest-bearing deposits (including deposits with other FHLBanks of $3 as of September 30, 2025 and December 31, 2024)	2,530	1,493
Securities purchased under agreements to resell	6,500	21,200
Federal funds sold	16,041	7,158
Investment securities:
Available-for-sale securities (amortized cost of $7,785 and $4,791 as of September 30, 2025 and December 31, 2024, respectively)	7,783	4,790
Held-to-maturity securities (fair value of $25,342 and $25,140 as of September 30, 2025 and December 31, 2024, respectively)	25,546	25,443
Total investment securities	33,329	30,233
Advances	94,167	85,829
Mortgage loans held for portfolio, net	81	89
Accrued interest receivable	532	490
Derivative assets	358	445
Other assets, net	248	119
Total assets	$153,864	$147,091
Liabilities
Interest-bearing deposits	$2,415	$2,312
Consolidated obligations, net:
Discount notes	39,325	32,152
Bonds	102,229	103,699
Total consolidated obligations, net	141,554	135,851
Mandatorily redeemable capital stock	1	1
Accrued interest payable	725	721
Affordable Housing Program payable	166	157
Derivative liabilities	2	12
Other liabilities	512	104
Total liabilities	145,375	139,158
Commitments and contingencies (Note 12)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10,684,433 and 10,435,821 as of September 30, 2025 and December 31, 2024, respectively	1,068	1,043
Subclass B2 issued and outstanding shares: 44,591,844 and 40,858,424 as of September 30, 2025 and December 31, 2024, respectively	4,459	4,086
Subclass B3 issued and outstanding shares: 330,550 and 189,559 as of September 30, 2025 and December 31, 2024, respectively	33	19
Total capital stock Class B putable	5,560	5,148
Retained earnings:
Restricted	1,008	920
Unrestricted	1,922	1,865
Total retained earnings	2,930	2,785
Accumulated other comprehensive loss	(1)	—
Total capital	8,489	7,933
Total liabilities and capital	$153,864	$147,091

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Advances	$1,205	$1,267	$3,506	$4,242
Interest-bearing deposits	35	43	102	136
Securities purchased under agreements to resell	63	87	180	240
Federal funds sold	152	179	438	534
Available-for-sale securities	93	49	236	120
Held-to-maturity securities	316	388	937	1,176
Mortgage loans	1	2	3	4
Total interest income	1,865	2,015	5,402	6,452
Interest expense
Consolidated obligations:
Discount notes	355	230	772	821
Bonds	1,274	1,537	3,928	4,838
Interest-bearing deposits	24	27	71	77
Total interest expense	1,653	1,794	4,771	5,736
Net interest income	212	221	631	716
Noninterest income (loss)
Standby letters of credit fees	6	5	15	13
Other, net	3	1	4	4
Total noninterest income	9	6	19	17
Noninterest expense
Compensation and benefits	22	21	65	62
Other operating expenses	15	15	42	40
Federal Housing Finance Agency	3	3	10	10
Office of Finance	2	2	6	7
Voluntary housing and community investment	6	18	37	33
Other, net	1	1	2	2
Total noninterest expense	49	60	162	154
Income before assessment	172	167	488	579
Affordable Housing Program assessment	17	17	49	58
Net income	$155	$150	$439	$521

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$155	$150	$439	$521
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	12	(7)	(1)	(2)
Total comprehensive income	$167	$143	$438	$519

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2024	55	$5,547	$855	$1,815	$2,670	$—	$8,217
Issuance of capital stock	20	1,887	—	—	—	—	1,887
Repurchase/redemption of capital stock	(23)	(2,275)	—	—	—	—	(2,275)
Comprehensive income (loss)	—	—	30	120	150	(7)	143
Cash dividends on capital stock	—	—	—	(112)	(112)	—	(112)
Balance, September 30, 2024	52	$5,159	$885	$1,823	$2,708	$(7)	$7,860

Balance, June 30, 2025	54	$5,397	$977	$1,896	$2,873	$(13)	$8,257
Issuance of capital stock	33	3,314	—	—	—	—	3,314
Repurchase/redemption of capital stock	(31)	(3,149)	—	—	—	—	(3,149)
Net stock reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	31	124	155	12	167
Cash dividends on capital stock	—	—	—	(98)	(98)	—	(98)
Balance, September 30, 2025	56	$5,560	$1,008	$1,922	$2,930	$(1)	$8,489

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2023	56	$5,597	$781	$1,743	$2,524	$(5)	$8,116
Issuance of capital stock	65	6,454	—	—	—	—	6,454
Repurchase/redemption of capital stock	(69)	(6,892)	—	—	—	—	(6,892)
Comprehensive income (loss)	—	—	104	417	521	(2)	519
Cash dividends on capital stock	—	—	—	(337)	(337)	—	(337)
Balance, September 30, 2024	52	$5,159	$885	$1,823	$2,708	$(7)	$7,860

Balance, December 31, 2024	51	$5,148	$920	$1,865	$2,785	$—	$7,933
Issuance of capital stock	87	8,665	—	—	—	—	8,665
Repurchase/redemption of capital stock	(82)	(8,240)	—	—	—	—	(8,240)
Net stock reclassified to mandatorily redeemable capital stock	—	(13)	—	—	—	—	(13)
Comprehensive income (loss)	—	—	88	351	439	(1)	438
Cash dividends on capital stock	—	—	—	(294)	(294)	—	(294)
Balance, September 30, 2025	56	$5,560	$1,008	$1,922	$2,930	$(1)	$8,489

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$439	$521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(220)	(173)
Net change in derivative and hedging activities	(359)	(317)
Net change in:
Accrued interest receivable	(40)	147
Other assets	(130)	(6)
Affordable Housing Program payable	9	39
Accrued interest payable	4	(197)
Other liabilities	115	—
Total adjustments	(621)	(507)
Net cash (used in) provided by operating activities	(182)	14
Investing activities
Net change in:
Interest-bearing deposits	(638)	1,005
Securities purchased under agreements to resell	14,700	6,000
Federal funds sold	(8,883)	(308)
Available-for-sale securities:
Purchases of long-term	(2,936)	(2,173)
Proceeds from maturities and paydowns	100	—
Held-to-maturity securities:
Purchases of long-term	(2,975)	(951)
Proceeds from maturities and paydowns	3,168	3,490
Advances, net	(7,987)	10,432
Mortgage loans:
Proceeds from principal collected	9	10
Purchases of premises, equipment, and software	(5)	(6)
Net cash (used in) provided by investing activities	(5,447)	17,499

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Nine Months Ended September 30,
	2025	2024
Financing activities
Net change in interest-bearing deposits	97	972
Proceeds from issuance of consolidated obligations:
Discount notes	219,907	111,138
Discount notes transferred from other FHLBanks	—	6
Bonds	145,230	119,078
Payments for debt issuance costs	(5)	(4)
Payments for maturing and retiring consolidated obligations:
Discount notes	(212,555)	(123,440)
Discount notes transferred to other FHLBanks	—	(2)
Bonds	(147,120)	(124,594)
Proceeds from issuance of capital stock	8,665	6,454
Payments for repurchase/redemption of capital stock	(8,240)	(6,892)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(13)	—
Cash dividends paid	(294)	(337)
Net cash provided by (used in) financing activities	5,672	(17,621)
Net increase (decrease) in cash and due from banks	43	(108)
Cash and due from banks at beginning of the period	35	142
Cash and due from banks at end of the period	$78	$34
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,773	$5,684
Affordable Housing Program assessment, net	$53	$37
Noncash investing and financing activities:
Net capital stock reclassified to mandatorily redeemable capital stock	$13	$—
Held-to-maturity securities acquired with accrued liabilities	$292	$—

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of September 30, 2025 and December 31, 2024. No allowance for credit losses was recorded for these assets as of September 30, 2025 and December 31, 2024. The carrying values of these assets exclude accrued interest receivable that was not material as of September 30, 2025 and December 31, 2024.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2025 and December 31, 2024. The carrying values of securities purchased under agreements to resell exclude accrued interest receivable that was not material as of September 30, 2025 and December 31, 2024.

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2024 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to the Bank’s accounting policies as of September 30, 2025.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting standards not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disaggregation of Income Statement Expenses (ASU 2024-03)	The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses.	This guidance becomes effective for the Bank for the annual period ended December 31, 2027, and the interim periods thereafter. Early adoption is permitted	The Bank does not intend to adopt this guidance early. The adoption of this guidance will not have an impact on the Bank's financial condition, results of operations, or cash flows, but may impact future financial statement disclosures.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	The amendments in this ASU remove all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3—Investments in Debt Securities

Available-for-sale Securities

The following table presents available-for-sale securities.

	As of September 30, 2025				As of December 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$5,571	$5	$(2)	$5,574	$4,063	$1	$(1)	$4,063
Mortgage-backed securities:
Government-sponsored enterprises commercial	2,214	2	(7)	2,209	728	1	(2)	727
Total	$7,785	$7	$(9)	$7,783	$4,791	$2	$(3)	$4,790
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $37 and $30 as of September 30, 2025 and December 31, 2024, respectively.

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

	As of September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$2,339	$(2)	$—	$—	$2,339	$(2)
Mortgage-backed securities:
Government-sponsored enterprises commercial	969	(5)	333	(2)	1,302	(7)
Total	$3,308	$(7)	$333	$(2)	$3,641	$(9)

	As of December 31, 2024
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,441	$(1)
Mortgage-backed securities:
Government-sponsored enterprises commercial	487	(2)
Total	$1,928	$(3)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$100	$100
Due after one year through five years	5,571	5,574	3,963	3,963
Total non-mortgage-backed securities	5,571	5,574	4,063	4,063
Mortgage-backed securities (2)	2,214	2,209	728	727
Total	$7,785	$7,783	$4,791	$4,790
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $37 and $30 as of September 30, 2025 and December 31, 2024, respectively.
(2) Mortgage-backed securities (MBS) are not presented by contractual maturity because their actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

1) A
Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of September 30, 2025				As of December 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	795	2	—	797	795	3	—	798
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,823	10	(23)	1,810	2,010	2	(36)	1,976
Government-sponsored enterprises residential	10,556	27	(114)	10,469	8,420	13	(151)	8,282
Government-sponsored enterprises commercial	12,371	10	(116)	12,265	14,217	15	(149)	14,083
Total	$25,546	$49	$(253)	$25,342	$25,443	$33	$(336)	$25,140
 ____________
(1) Excludes accrued interest receivable of $50 and $58 as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$436	$436	$435	$436
Due after one year through five years	300	302	301	303
Due after five years through 10 years	60	60	60	60
Total non-mortgage-backed securities	796	798	796	799
Mortgage-backed securities (2)	24,750	24,544	24,647	24,341
Total	$25,546	$25,342	$25,443	$25,140
____________

(1) Excludes accrued interest receivable of $50 and $58 as of September 30, 2025 and December 31, 2024, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Allowance For Credit Loss on Available-for-sale and Held-to-maturity Securities

The Bank has not established an allowance for credit loss on any of its available-for-sale or held-to-maturity securities as of September 30, 2025 and December 31, 2024, because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Advances

The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2025	As of December 31, 2024
Overdrawn demand deposit accounts	$38	$—
Due in one year or less	66,357	59,497
Due after one year through two years	14,138	9,155
Due after two years through three years	4,924	4,768
Due after three years through four years	4,345	5,327
Due after four years through five years	1,170	2,730
Due after five years	3,327	4,831
Total par value	94,299	86,308
Deferred prepayment fees	(1)	3
Discounts	(1)	(1)
Hedging adjustments	(130)	(481)
Total (1)	$94,167	$85,829
___________
(1) Carrying amounts exclude accrued interest receivable of $413 and $375 as of September 30, 2025 and December 31, 2024, respectively.
The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of September 30, 2025	As of December 31, 2024
Overdrawn demand deposit accounts	$38	$—
Due or convertible in one year or less	70,506	63,194
Due or convertible after one year through two years	13,469	8,683
Due or convertible after two years through three years	4,449	3,994
Due or convertible after three years through four years	3,318	4,870
Due or convertible after four years through five years	820	1,526
Due or convertible after five years	1,699	4,041
Total par value	$94,299	$86,308

The following table presents interest-rate payment terms for advances.

	As of September 30, 2025	As of December 31, 2024
Fixed-rate:
Due in one year or less	$16,055	$15,669
Due after one year	17,805	21,127
Total fixed-rate	33,860	36,796
Variable-rate:
Due in one year or less	50,340	43,828
Due after one year	10,099	5,684
Total variable-rate	60,439	49,512
Total par value	$94,299	$86,308

Advances concentrations

The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and is further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $69,042, or 73.2 percent of total advances, and $63,317, or 73.4 percent of total advances, as of September 30, 2025 and December 31, 2024, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Based on the Bank’s credit analysis of members’ financial condition, prior repayment history, and the collateral pledged as security for advances, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2025 and December 31, 2024. No advance was past due, on nonaccrual status, or considered impaired as of September 30, 2025 and December 31, 2024. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulties during the nine months ended September 30, 2025 and 2024.

Note 5—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2025	As of December 31, 2024
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	80	88
Total unpaid principal balance	81	89
Total mortgage loans held for portfolio (1)	81	89
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$81	$89
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

The following table presents mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2025	As of December 31, 2024
Conventional mortgage loans	$74	$82
Government-guaranteed or insured mortgage loans	7	7
Total unpaid principal balance	$81	$89

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. The following table presents the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of September 30, 2025	As of December 31, 2024
Payment status, at amortized cost: (1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	1	2
Total past due mortgage loans	4	5
Current mortgage loans	70	77
Total conventional mortgage loans	$74	$82
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

Consolidated Obligation Bonds
The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2025	As of December 31, 2024
Simple variable-rate	$53,079	$49,905
Fixed-rate	47,158	51,471
Step up/down	2,290	3,040
Total par value	$102,527	$104,416

The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2025		As of December 31, 2024
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$86,340	3.88	$83,164	4.17
Due after one year through two years	10,826	2.86	10,341	1.78
Due after two years through three years	2,003	2.69	6,593	2.83
Due after three years through four years	1,406	3.11	2,197	2.62
Due after four years through five years	1,292	4.47	1,161	3.96
Due after five years	660	3.72	960	4.13
Total par value	102,527	3.74	104,416	3.82
Premiums	5		7
Discounts	(10)		(13)
Hedging adjustments	(293)		(711)
Total	$102,229		$103,699

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2025	As of December 31, 2024
Noncallable	$71,267	$65,259
Callable	31,260	39,157
Total par value	$102,527	$104,416

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2025	As of December 31, 2024
Due or callable in one year or less	$96,400	$99,033
Due or callable after one year through two years	4,200	2,249
Due or callable after two years through three years	560	1,362
Due or callable after three years through four years	946	1,307
Due or callable after four years through five years	131	70
Due or callable after five years	290	395
Total par value	$102,527	$104,416

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2025	$39,325	$39,718	4.00
As of December 31, 2024	$32,152	$32,368	4.44

Note 7—Affordable Housing Program and Voluntary Contributions

Affordable Housing Program

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

The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP contributions:

	For the Nine Months Ended September 30,
	2025	2024
AHP liability balance, at beginning of period	$157	$108
Statutory AHP assessment	49	58
Voluntary AHP expense	13	18
Direct grant disbursements	(54)	(37)
Recapture amounts and other	1	—
AHP liability balance, at end of period	$166	$147

Voluntary Contributions

In addition to the statutory AHP assessment, the Bank’s board of directors may, from time to time, authorize voluntary contributions to the AHP or other housing and community investment initiatives. The Bank’s board of directors authorized $41 in voluntary contributions for 2025 consisting of $9 in voluntary AHP contributions and $32 in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2025. The income statement effects of voluntary contributions reduce net income before assessment which, in turn, reduces the statutory AHP assessment each year. As such,

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

the Bank has committed to making supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The line item below titled “Supplemental voluntary contribution to AHP” represents this amount. The supplemental voluntary contribution to AHP is accrued, expensed, and disbursed in the same manner as statutory AHP assessments.

The following table presents voluntary contributions reported in noninterest expense as “Voluntary housing and community investment” on the Statements of Income which were allocated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Voluntary AHP contributions:
AHP Homeownership Set-aside Program	$1	$5	$9	$12
AHP General Fund	—	2	—	6
Supplemental voluntary contribution to AHP	1	—	4	—
Total voluntary AHP contributions	2	7	13	18
Voluntary non-AHP contributions:
Multifamily Housing Bridge Fund	4	—	4	—
Workforce Housing Plus+ Program	—	11	20	15
Total voluntary non-AHP contributions	4	11	24	15
Total voluntary housing and community investment	$6	$18	$37	$33

Voluntary contributions that are not disbursed, excluding voluntary AHP contributions, are included within “Other liabilities” on the Statements of Condition. The following table presents a rollforward of the Bank’s voluntary non-AHP contributions liability:

	For the Nine Months Ended September 30,
	2025	2024
Voluntary non-AHP contributions liability, at beginning of period	$6	$8
Voluntary non-AHP expense	24	15
Payments made	(26)	(21)
Voluntary non-AHP contributions liability, at end of period	$4	$2

Note 8—Capital

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2025		As of December 31, 2024
	Required	Actual	Required	Actual
Risk-based capital	$1,490	$8,491	$1,312	$7,935
Total regulatory capital ratio	4.00%	5.52%	4.00%	5.39%
Total regulatory capital (1)	$6,155	$8,491	$5,884	$7,935
Leverage capital ratio	5.00%	8.28%	5.00%	8.09%
Leverage capital	$7,693	$12,737	$7,355	$11,902
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, that FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide that FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the date of this Report, the Bank meets the definition of “adequately capitalized,” which is the highest rating under the capital rule, based on the most recent notification provided by the Director of the Finance Agency.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2025 and 2024.

	2025		2024
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$100	7.10	$117	7.35
Second quarter	96	6.85	108	7.35
Third quarter	98	6.60	112	7.35
Total	$294	6.84	$337	7.35

Note 9—Accumulated Other Comprehensive Income (Loss)

The following tables present a summary of changes in the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2024	$—	$—	$—
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(7)	—	(7)
Balance, September 30, 2024	$(7)	$—	$(7)

Balance, June 30, 2025	$(14)	$1	$(13)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	12	—	12
Balance, September 30, 2025	$(2)	$1	$(1)

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(5)	$—	$(5)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(2)	—	(2)
Balance, September 30, 2024	$(7)	$—	$(7)

Balance, December 31, 2024	$(1)	$1	$—
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(1)	—	(1)
Balance, September 30, 2025	$(2)	$1	$(1)

e

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

	As of September 30, 2025			As of December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$116,810	$162	$422	$100,529	$196	$777
Derivatives not designated as hedging instruments:
Interest-rate swaps	109	—	—	60	2	1
Total derivatives before netting and collateral adjustments	$116,919	162	422	$100,589	198	778
Netting adjustments and cash collateral (1)		196	(420)		247	(766)
Derivative assets and derivative liabilities		$358	$2		$445	$12
_________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $644 and $1,046 as of September 30, 2025 and December 31, 2024, respectively. Cash collateral received, including accrued interest, was $28 and $33 as of September 30, 2025 and December 31, 2024, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30,
	2025				2024
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,205	$93	$(1,274)	$(355)	$1,267	$49	$(1,537)	$(230)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives (1)	$40	$—	$(10)	$2	$(494)	$(73)	$300	$18
Hedged items (2)	24	9	(114)	(9)	604	83	(581)	(26)
Net gains (losses) on fair value hedging relationships	$64	$9	$(124)	$(7)	$110	$10	$(281)	$(8)

	For the Nine Months Ended September 30,
	2025				2024
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$3,506	$236	$(3,928)	$(772)	$4,242	$120	$(4,838)	$(821)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives (1)	$(166)	$(88)	$47	$1	$(1)	$(13)	$(135)	$(12)
Hedged items (2)	350	109	(418)	(3)	368	35	(791)	(5)
Net gains (losses) on fair value hedging relationships	$184	$21	$(371)	$(2)	$367	$22	$(926)	$(17)
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

	As of September 30, 2025
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$25,045	$7,785	$46,241	$39,210
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(131)	$104	$(285)	$8
Basis adjustments for discontinued hedging relationships included in amortized cost	1	—	(8)	—
Total amounts of fair value hedging basis adjustments	$(130)	$104	$(293)	$8

	As of December 31, 2024
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$24,840	$4,791	$49,795	$20,654
Fair Value Hedging adjustments
Basis adjustment for active hedging relationships included in amortized cost	$(478)	$(5)	$(700)	$5
Basis adjustments for discontinued hedging relationships included in amortized cost	(3)	—	(11)	—
Total amounts of fair value hedging basis adjustments	$(481)	$(5)	$(711)	$5
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

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank utilizes two Clearinghouses for all cleared derivative transactions, CME Clearing and LCH Ltd. At both Clearinghouses, variation margin is characterized as daily settlement payments, and initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of September 30, 2025		As of December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$155	$407	$185	$770
Cleared derivatives	7	15	13	8
Total gross recognized amount	162	422	198	778
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(149)	(405)	(177)	(758)
Cleared derivatives	345	(15)	424	(8)
Total gross amounts of netting adjustments and cash collateral	196	(420)	247	(766)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	6	2	8	12
Cleared derivatives	352	—	437	—
Total net amounts after netting adjustments and cash collateral	358	2	445	12
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	—	—
Net unsecured amounts:
Uncleared derivatives	6	2	8	12
Cleared derivatives	352	—	437	—
Total net unsecured amount	$358	$2	$445	$12

Note 11—Estimated Fair Values

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of September 30, 2025 and December 31, 2024.

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

Investment securities

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2025 and December 31, 2024. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Derivative assets and liabilities

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

Estimated Fair Value Summary

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2025 and December 31, 2024. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s best judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2025
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$78	$78	$78	$—	$—
Interest-bearing deposits	2,530	2,530	—	2,530	—
Securities purchased under agreements to resell	6,500	6,500	—	6,500	—
Federal funds sold	16,041	16,041	—	16,041	—
Available-for-sale securities (1)	7,783	7,783	—	7,783	—
Held-to-maturity securities	25,546	25,342	—	25,342	—
Advances	94,167	94,203	—	94,203	—
Mortgage loans held for portfolio, net	81	79	—	79	—
Accrued interest receivable	532	532	—	532	—
Derivative assets (1)	358	358	—	162	196
Grantor trust assets (included in Other assets) (1)	30	30	30	—	—
Liabilities:
Interest-bearing deposits	2,415	2,415	—	2,415	—
Consolidated obligations, net:
Discount notes	39,325	39,316	—	39,316	—
Bonds	102,229	102,215	—	102,215	—
Mandatorily redeemable capital stock	1	1	1	—	—
Accrued interest payable	725	725	—	725	—
Derivative liabilities (1)	2	2	—	422	(420)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,041,834 and $1,056,184 as of September 30, 2025 and December 31, 2024, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2025 and December 31, 2024.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2025			As of December 31, 2024
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$12,607	$19,698	$32,305	$10,251	$8,059	$18,310
Unsettled consolidated obligation bonds, at par (2)	46	—	46	—	—	—
____________
(1)“Expire Within One Year” includes 32 standby letters of credit for a total of $92 and 26 standby letters of credit for a total of $59 as of September 30, 2025 and December 31, 2024, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $149 and $29 as of September 30, 2025 and December 31, 2024, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of September 30, 2025 and December 31, 2024.
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

Related Parties

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

Shareholder Concentrations

The Bank considers shareholder concentration as members or non-members with regulatory capital stock outstanding in excess of 10 percent of the Bank’s total regulatory capital stock. The following tables present transactions with shareholders whose holdings of regulatory capital stock exceed 10 percent of total regulatory capital stock outstanding.

	As of September 30, 2025
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,394	25.06	$28,851	30.59	$—	—
Bank of America, National Association	624	11.23	12,469	13.22	—	—

	As of December 31, 2024
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$964	18.72	$19,801	22.94	$—	—
Bank of America, National Association	629	12.21	12,849	14.89	—	0.01

Note 14—Subsequent Events

On October 23, 2025, the Bank’s board of directors approved a quarterly cash dividend at an annualized rate of 6.60 percent. The Bank paid the dividend on October 28, 2025, in the amount of $99.

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

Forward-looking statements may include statements related to, among others, the interest-rate environment; demand for Bank advances and for FHLBank consolidated obligations; gains and losses on derivatives; plans to pay dividends or repurchase excess capital stock; the impact of changes in product offerings and demand; product offerings and pricing; AHP and voluntary programs; the impact of housing reform and the impact of prospective legislative or regulatory changes on the Bank or its members; and the impact changes in Nationally Recognized Statistical Rating Organization (NRSRO) ratings may have on the Bank’s investments. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, liquidity, the Bank’s capital structure, AHP and voluntary housing contributions and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2025 and December 31, 2024, and results of operations for the third quarter and first nine months of 2025 and 2024. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2024.

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

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions).

			Change
	As of September 30, 2025	As of December 31, 2024	Amount	Percent
Total assets	$153,864	$147,091	$6,773	4.60
Total liabilities	145,375	139,158	6,217	4.47
Total capital	8,489	7,933	556	7.00

•Total assets increased primarily due to a $8.3 billion, or 9.71 percent, increase in advances, partially offset by a $1.7 billion, or 2.80 percent, decrease in total investments.

•Total liabilities increased primarily due to a $5.7 billion, or 4.20 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital increased primarily due to a $373 million increase in advances activity-based capital stock and a $145 million increase in retained earnings.

Results of Operations

The following table presents the Bank’s significant income and expense items (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net interest income	$212	$221	$(9)	(4.24)	$631	$716	$(85)	(11.95)
Noninterest income	9	6	3	54.74	19	17	2	9.44
Noninterest expense	49	60	(11)	(18.63)	162	154	8	5.11
Affordable Housing Program assessment	17	17	—	2.98	49	58	(9)	(15.85)
Net income	$155	$150	$5	2.97	$439	$521	$(82)	(15.87)

•The decrease in net interest income was primarily due to a decrease in interest rates, partially offset by an increase in average advance balances and investment balances during the third quarter and first nine months of 2025, compared to the same periods in 2024.

•Average advance balances were $102.8 billion and $101.0 billion for the third quarter and first nine months of 2025, respectively, compared to $89.8 billion and $99.7 billion for the same periods in 2024.

•The increase in net income for the third quarter of 2025, compared to the same periods in 2024, was primarily due to a $12 million decrease in voluntary housing and community investment expense, partially offset by the $9 million decrease in net interest income.

•The decrease in net income for the first nine months of 2025, compared to the same periods in 2024, was primarily due to the decrease in net interest income.

•Voluntary housing and community investment contributions were $6 million and $37 million for the third quarter and first nine months of 2025, respectively, compared to $18 million and $33 million for the same periods in 2024.

The following table presents the Bank’s significant income ratios. These items are discussed in more detail below.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Return on average equity	6.95%	7.50%	(0.55)	6.73%	8.29%	(1.56)
Average daily SOFR	4.33	5.28	(0.95)	4.33	5.30	(0.97)
Return on average equity spread to average daily SOFR	2.62	2.22	0.40	2.40	2.99	(0.59)
Net yield on interest-earning assets	0.53	0.61	(0.08)	0.54	0.63	(0.09)

•The decrease in return on average equity for the third quarter of 2025, compared to the same period in 2024, was primarily due to an increase in the average total capital partially offset by an increase in net income.

•The decrease in return on average equity for the first nine months of 2025, compared to the same periods in 2024, was primarily due to the decrease in net income.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2025		As of December 31, 2024		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$94,167	61.20	$85,829	58.35	$8,338	9.71
Investment securities	33,329	21.66	30,233	20.55	3,096	10.24
Other investments	25,071	16.30	29,851	20.30	(4,780)	(16.01)
Mortgage loans held for portfolio, net	81	0.05	89	0.06	(8)	(9.83)
Other assets	1,216	0.79	1,089	0.74	127	11.63
Total assets	$153,864	100.00	$147,091	100.00	$6,773	4.60
Consolidated obligations, net:
Discount notes	$39,325	27.05	$32,152	23.10	$7,173	22.31
Bonds	102,229	70.32	103,699	74.52	(1,470)	(1.42)
Total consolidated obligations, net	141,554	97.37	135,851	97.62	5,703	4.20
Deposits	2,415	1.66	2,312	1.66	103	4.45
Other liabilities	1,406	0.97	995	0.72	411	41.34
Total liabilities	$145,375	100.00	$139,158	100.00	$6,217	4.47
Capital stock	$5,560	65.50	$5,148	64.90	$412	8.01
Retained earnings	2,930	34.51	2,785	35.11	145	5.16
Accumulated other comprehensive loss	(1)	(0.01)	—	(0.01)	(1)	(143.65)
Total capital	$8,489	100.00	$7,933	100.00	$556	7.00

Advances

Total advances increased by 9.71 percent as of September 30, 2025, compared to December 31, 2024. A significant percentage of advances originated during the first nine months of 2025 were short-term advances.

As of September 30, 2025, 35.9 percent of the Bank’s advances were fixed-rate, compared to 42.6 percent as of December 31, 2024. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2025 and December 31, 2024, 70.2 percent and 68.3 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 85.9 percent and 12.4 percent, respectively, of the Bank’s variable-rate advances as of September 30, 2025. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2025		As of December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$60,439	64.09	$49,512	57.36
Fixed rate (1)	28,499	30.22	32,608	37.78
Convertible	5,150	5.46	3,916	4.54
Principal reducing credit	211	0.23	272	0.32
Total par value	$94,299	100.00	$86,308	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 4—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of September 30, 2025	As of December 31, 2024	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$5,574	$4,063	$1,511	37.19
Mortgage-backed securities:
Government-sponsored enterprises commercial	2,209	727	1,482	203.97
Total available-for-sale securities	7,783	4,790	2,993	62.50
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	795	795	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,823	2,010	(187)	(9.31)
Government-sponsored enterprises residential	10,556	8,420	2,136	25.36
Government-sponsored enterprises commercial	12,371	14,217	(1,846)	(12.98)
Total held-to-maturity mortgage-backed securities:	24,750	24,647	103	0.42
Total held-to-maturity securities	25,546	25,443	103	0.40
Total investment securities	33,329	30,233	3,096	10.24
Other investments:
Interest-bearing deposits	2,530	1,493	1,037	69.50
Securities purchased under agreements to resell	6,500	21,200	(14,700)	(69.34)
Federal funds sold	16,041	7,158	8,883	124.10
Total other investments	25,071	29,851	(4,780)	(16.01)
Total investments	$58,400	$60,084	$(1,684)	(2.80)

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it intends to purchase the securities. As of September 30, 2025, these investments were 317 percent of the Bank’s regulatory capital. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. Consolidated obligation issuances financed 92.0 percent of the $153.9 billion in total assets as of September 30, 2025, a slight decrease from the financing ratio of 92.4 percent as of December 31, 2024.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2025 and December 31, 2024, 93.5 percent and 92.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, 99.7 percent and 64.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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
The Finance Agency issued an Advisory Bulletin providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of September 30, 2025, the Bank was in compliance with this ratio.

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

The following table presents the components of net advances prepayment fees for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross amount of prepayment fees received from advance borrowers	$15	$4	$36	$9
Gross amount of prepayment credits paid to advance borrowers	(1)	(2)	(20)	(30)
Hedging fair value adjustments on prepaid advances	(5)	1	1	37
Other	(4)	(1)	(5)	(3)
Net advances prepayment fees	$5	$2	$12	$13

The following tables present the change in interest income and expense due to volume or rate variance for the third quarter and first nine months of 2025 and 2024 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss).” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets was 53 basis points and 54 basis points for the third quarter and first nine months of 2025, compared to 61 basis points and 63 basis points for the same periods in 2024. The decrease in net interest income during the third quarter of 2025, compared to the same period in 2024, was primarily due to a decrease in interest rates, partially offset by an increase in average advance and investment balances. The decrease in net interest income during the first nine months of 2025, compared to the same period in 2024, was primarily due to a decrease in interest rates.

	For the Three Months Ended September 30,						Change due to
	2025			2024
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,174	$35	4.39	$3,124	$43	5.43	$—	$(8)	$(8)
Securities purchased under agreements to resell	5,723	63	4.33	6,484	87	5.33	(9)	(15)	(24)
Federal funds sold	13,872	152	4.35	13,358	179	5.35	7	(34)	(27)
Investment securities (2)	33,206	409	4.89	30,150	437	5.77	42	(70)	(28)
Advances (3)	102,807	1,205	4.65	89,767	1,267	5.62	170	(232)	(62)
Mortgage loans (4)	82	1	5.27	94	2	5.13	(1)	—	(1)
Loans to other FHLBanks	1	—	4.39	—	—	—	—	—	—
Total interest-earning assets	158,865	1,865	4.66	142,977	2,015	5.61	209	(359)	(150)
Noninterest-earning assets	1,837			1,773
Total assets	$160,702			$144,750
Liabilities and Capital
Interest-bearing deposits (5)	$2,301	24	4.22	$2,097	27	5.14	2	(5)	(3)
Consolidated obligations, net:
Discount notes	32,457	355	4.34	17,104	230	5.35	175	(50)	125
Bonds	115,084	1,274	4.39	114,991	1,537	5.32	1	(264)	(263)
Other borrowings	1	—	6.16	2	—	5.50	—	—	—
Total interest-bearing liabilities	149,843	1,653	4.38	134,194	1,794	5.32	178	(319)	(141)
Noninterest-bearing liabilities	2,014			2,566
Total capital	8,845			7,990
Total liabilities and capital	$160,702			$144,750
Interest-rate spread			0.28			0.29
Average interest-earning assets to interest-bearing liabilities			106.02			106.54
Net yield on interest-earning assets (7)	$158,865	$212	0.53	$142,977	$221	0.61
Changes in net interest income							$31	$(40)	$(9)

	For the Nine Months Ended September 30,						Change due to
	2025			2024
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,119	$102	4.39	$3,321	$136	5.47	$(8)	$(26)	$(34)
Securities purchased under agreements to resell	5,528	180	4.35	5,963	240	5.37	(17)	(43)	(60)
Federal funds sold	13,386	438	4.38	13,237	534	5.39	6	(102)	(96)
Investment securities (2)	31,910	1,173	4.91	30,354	1,296	5.70	64	(187)	(123)
Advances (3)	101,004	3,506	4.64	99,736	4,242	5.68	54	(790)	(736)
Mortgage loans (4)	85	3	5.39	98	4	5.14	(1)	—	(1)
Total interest-earning assets	155,032	5,402	4.66	152,709	6,452	5.64	98	(1,148)	(1,050)
Noninterest-earning assets	1,643			1,757
Total assets	$156,675			$154,466
Liabilities and Capital
Interest-bearing deposits (5)	$2,230	71	4.24	$1,967	77	5.21	10	(16)	(6)
Consolidated obligations, net:
Discount notes	23,811	772	4.34	20,393	821	5.38	125	(174)	(49)
Bonds	119,924	3,928	4.38	120,815	4,838	5.35	(36)	(874)	(910)
Other borrowings	6	—	5.03	1	—	5.68	—	—	—
Total interest-bearing liabilities	145,971	4,771	4.37	143,176	5,736	5.35	99	(1,064)	(965)
Noninterest -bearing liabilities	1,995			2,895
Total capital	8,709			8,395
Total liabilities and capital	$156,675			$154,466
Interest-rate spread			0.29			0.29
Average interest-earning assets to interest-bearing liabilities			106.21			106.66
Net yield on interest-earning assets (7)	$155,032	$631	0.54	$152,709	$716	0.63
Changes in net interest income							$(1)	$(84)	$(85)
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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (dollars in millions).

	For the Three Months Ended September 30, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$1	$—	$(46)	$—	$(45)
Net changes in fair value hedges	(1)	—	46	—	45
Net interest settlements on derivatives (1)	67	8	(123)	(6)	(54)
Price alignment amount (2)	(3)	1	—	(1)	(3)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$64	$9	$(124)	$(7)	$(58)
Effect on Noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$—	$—	$1	$—	$1

	For the Three Months Ended September 30, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$—	$—	$(107)	$—	$(107)
Net changes in fair value hedges	(9)	—	108	—	99
Net interest settlements on derivatives (1)	123	9	(281)	(4)	(153)
Price alignment amount (2)	(4)	1	—	(4)	(7)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$110	$10	$(281)	$(8)	$(169)

	For the Nine Months Ended September 30, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$3	$—	$(166)	$—	$(163)
Net changes in fair value hedges	(8)	1	167	—	160
Net interest settlements on derivatives (1)	200	18	(368)	2	(148)
Price alignment amount (2)	(11)	2	(1)	(4)	(14)
Amortization or accretion of inactive hedging relationships	—	—	(3)	—	(3)
Total effect on net interest income	$184	$21	$(371)	$(2)	$(168)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$—	$—	$1	$—	$1

	For the Nine Months Ended September 30, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$—	$—	$(381)	$—	$(381)
Net changes in fair value hedges	(4)	—	387	—	383
Net interest settlements on derivatives (1)	383	21	(927)	(10)	(533)
Price alignment amount (2)	(22)	1	(1)	(7)	(29)
Amortization or accretion of inactive hedging relationships	10	—	(4)	—	6
Total effect on net interest income	$367	$22	$(926)	$(17)	$(554)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)This amount is for derivatives for which variation margin is characterized as daily settled contract.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Standby letters of credit fees	$6	$5	$1	50.55	$15	$13	$2	21.89
Other	3	1	2	58.85	4	4	—	(20.33)
Total noninterest income	$9	$6	$3	54.74	$19	$17	$2	9.44
Noninterest Expense and AHP Assessment

The Bank’s board of directors authorized $41 million in voluntary contributions for 2025 consisting of $9 million in voluntary AHP contributions and $32 million in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2025. Refer to Note 7—Affordable Housing Program and Voluntary Contributions to the Bank’s interim financial statements for additional information regarding voluntary housing contributions expensed during the reported periods.

The Bank records statutory AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Statements of Condition (at period end)
Total assets	$153,864	$146,372	$146,233	$147,091	$135,793
Advances	94,167	90,867	85,672	85,829	86,536
Investments (1)	58,400	54,283	59,326	60,084	47,882
Mortgage loans held for portfolio, net	81	84	87	89	93
Consolidated obligations, net (2)	141,554	134,406	135,022	135,851	124,414
Total Capital stock Class B putable	5,560	5,397	5,164	5,148	5,159
Retained earnings	2,930	2,873	2,828	2,785	2,708
Accumulated other comprehensive loss	(1)	(13)	(3)	—	(7)
Total capital	8,489	8,257	7,989	7,933	7,860
Statements of Income (for the period ended)
Net interest income	212	212	207	250	221
Standby letters of credit fees	6	5	4	4	5
Net income	155	141	143	176	150
Performance Ratios (%)
Return on average equity (3)	6.95	6.43	6.82	8.36	7.50
Return on average assets (4)	0.38	0.36	0.38	0.46	0.41
Net yield on interest-earning assets	0.53	0.54	0.56	0.67	0.61
Interest-rate spread	0.28	0.29	0.30	0.39	0.29
Regulatory capital ratio (at period end) (5)	5.52	5.65	5.47	5.39	5.79
Total average equity to average assets	5.50	5.55	5.63	5.55	5.52
Dividend payout ratio (6)	63.47	68.12	70.40	56.06	74.45
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

September 30, 2025	$1,041,834
June 30, 2025	1,097,144
March 31, 2025	1,019,324
December 31, 2024	1,056,184
September 30, 2024	1,047,579
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
Sources of Liquidity.
The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide additional liquidity, the Bank may also use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. The Bank’s consolidated obligations are not obligations of the U.S. and are not guaranteed by either the U.S. or any government agency, but have historically received the same credit rating as the government bond credit rating of the United States. As a result, the Bank generally has comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. The Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period.
The Bank’s short-term funding is generally driven by member advance demand and is achieved through the issuance of consolidated discount notes and short-term consolidated bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of SEC money market fund reforms, have often sought the Bank’s short-term debt as an asset of choice.
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
Liquidity Reserves for Deposits.
Finance Agency regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first nine months of 2025.
Operational Liquidity.
In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first nine months of 2025.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding standby letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on standby letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the Finance Agency throughout the first nine months of 2025.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(182)	$14
Investing activities	(5,447)	17,499
Financing activities	5,672	(17,621)
Net change in cash and due from banks	$43	$(108)

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

Anticipated Cash Expenditures

As of September 30, 2025, there have been no material changes outside the ordinary course of business in the Bank’s anticipated cash expenditures, as reported in the Bank’s Form 10-K.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•the Bank’s outstanding commitments arising from standby letters of credit.
As of September 30, 2025, the FHLBanks had $1,184.1 billion in aggregate par value of consolidated obligations issued and outstanding, $142.2 billion of which was attributable to the Bank. Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation because of the failure of another FHLBank to meet its obligations. As of September 30, 2025 and December 31, 2024, the Finance Agency was not required to allocate any obligation among the FHLBanks and the Bank currently believes the likelihood it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2025 and December 31, 2024.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of September 30, 2025.
Refer to Note 12—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this Report not previously disclosed are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s financial condition, results of operations and reputation.

As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. The Bank is reviewing this rescission and assessing the potential impact on the Bank’s collateral eligibility policies. In addition, the Finance Agency has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance and (ii) the proposed rule published in October 2024 that would have amended the Bank’s capital requirements by modifying limits on the Bank’s extensions of unsecured credit. In October 2025, the Finance Agency rescinded several advisory bulletins and technical guidance documents. The Bank is reviewing these rescissions and assessing any potential impact they may have on the Bank and its policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A Risk Factors in the Bank’s Form 10-K.

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

	As of September 30, 2025		As of December 31, 2024
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
101	265	$71,546	275	$67,495
102	60	22,098	57	17,703
103	11	529	16	1,076
104	1	126	2	34
Total	337	$94,299	350	$86,308
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage of the borrower’s total assets. Credit exposure is defined as the borrower’s total liabilities to the Bank, which includes the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, however, none of these borrowers exceeded the 30 percent credit usage as of September 30, 2025, and their total outstanding advance and standby letters of credit balance was $12.8 billion and $2 million, respectively, as of September 30, 2025.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of September 30, 2025 and December 31, 2024. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2025	$94,299	$425,212	60.37	18.54	21.09
As of December 31, 2024	86,308	403,961	58.25	19.60	22.15
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2025 and December 31, 2024.

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

	As of September 30, 2025
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,100	$—	$—	$1,100
Canada	4,480	—	—	4,480
Finland	1,646	—	—	1,646
France	1,165	—	—	1,165
Germany	1,650	—	5	1,655
Japan	—	—	18	18
Norway	550	—	—	550
Sweden	3,100	—	—	3,100
United Kingdom	1,000	—	4	1,004
United States of America	1,350	2,530	2	3,882
Total	$16,041	$2,530	$29	$18,600

	As of December 31, 2024
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	1,200	—	—	1,200
Finland	1,498	—	—	1,498
France	550	—	—	550
Germany	1,325	—	—	1,325
Japan	—	—	12	12
Netherlands	150	—	—	150
Sweden	200	—	—	200
United States of America	1,335	1,493	5	2,833
Total	$7,158	$1,493	$17	$8,668
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties to $18.6 billion as of September 30, 2025 from $8.6 billion as of December 31, 2024 and Royal Bank of Canada (Canada) was the only counterparty that had greater than 10 percent of such credit exposure (representing 13.5 percent). As of September 30, 2025, total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following table presents information on the credit ratings of the Bank’s investments held as of September 30, 2025 (dollars in millions), based on their credit ratings as of September 30, 2025. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of September 30, 2025
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$5,574	$—	$—	$5,574
State or local housing agency debt obligations	—	1	—	—	1
Government-sponsored enterprises debt obligations	—	795	—	—	795
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1,823	—	—	1,823
Government-sponsored enterprises residential	—	10,556	—	—	10,556
Government-sponsored enterprises commercial	429	14,151	—	—	14,580
Total mortgage-backed securities	429	26,530	—	—	26,959
Total investment securities	429	32,900	—	—	33,329
Other investments:
Interest-bearing deposits	—	983	1,547	—	2,530
Securities purchased under agreements to resell	—	2,500	3,000	1,000	6,500
Federal funds sold	—	7,506	7,960	575	16,041
Total other investments	—	10,989	12,507	1,575	25,071
Total investments	$429	$43,889	$12,507	$1,575	$58,400

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale sale securities as of September 30, 2025.

Held-to-maturity Securities

Held-to-maturity securities are evaluated quarterly for expected credit losses on a collective or pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of September 30, 2025 because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of September 30, 2025.

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

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently utilizes two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not expect any credit losses on its cleared derivatives as of September 30, 2025. Refer to Note 10 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

The following table presents the derivative positions with counterparties to which the Bank had credit exposure as of September 30, 2025 (dollars in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of September 30, 2025
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Counterparties:
Asset positions with credit exposure:
Single-A	$23,139	$27	$(23)	$4
Cleared derivatives	33,511	2	33	35
Liability positions with credit exposure:
Single-A	8,667	(108)	110	2
Triple-B	8,765	(149)	149	—
Cleared derivatives	34,723	(10)	327	317
Total derivative positions with counterparties to which the Bank had credit exposure	$108,805	$(238)	$596	$358

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions.

No allowance for credit losses on mortgage loans was deemed necessary by the Bank as of September 30, 2025 and December 31, 2024.

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

Derivative Financial Instruments

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

			As of September 30, 2025	As of December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$18,459	$20,982
		Non-qualifying hedges	50	—
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	5,160	3,916
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	156	223
		Total	23,825	25,121
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	6,390	4,253
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	1,374	680
		Total	7,764	4,933
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	15,195	11,050
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	31,106	39,142
		Total	46,301	50,192
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	38,970	20,283
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	20	20
		Total	40	40
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	19	20
Total notional amount			$116,919	$100,589

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years). The Bank’s effective duration exposure measurements as of December 31, 2024 have been updated from the values previously disclosed due to model input updates.

	As of September 30, 2025			As of December 31, 2024
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.10	0.14	0.25	0.12	0.17	0.24
Liabilities	0.07	0.06	0.06	0.10	0.10	0.09
Equity	0.56	1.39	3.75	0.43	1.39	3.10
Effective duration gap	0.03	0.08	0.19	0.02	0.07	0.15

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions). The Bank’s market value of equity measurements as of December 31, 2024 have been updated from the values previously disclosed due to model input updates.

	As of September 30, 2025			As of December 31, 2024
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$154,861	$154,541	$153,943	$148,381	$147,971	$147,367
Liabilities	146,398	146,206	146,028	140,477	140,191	139,933
Equity	8,463	8,335	7,915	7,904	7,780	7,434

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

As of September 30, 2025, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2025, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	November 6, 2025	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: President and Chief Executive Officer

Date:	November 6, 2025	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer