Form 10-K
period 2025-12-31
Federal Home Loan Bank of Atlanta
filed 2026-03-06
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2025, the aggregate par value of the stock held by current and former members of the registrant was $5,397,601,100. As of February 28, 2026, 62,984,887 total shares were outstanding, including mandatorily redeemable capital stock.

Important Notice About Information in this Annual Report
In this annual report on Form 10-K (Report), unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 11 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the FHLBanks and the Federal Home Loan Banks Office of Finance (Office of Finance), as regulated by the Federal Housing Finance Agency (FHFA). “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.
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

Actual results may differ from forward-looking statements for many reasons including, but not limited to:

•future economic and market conditions (both nationally and at the state and local levels), including, for example, inflation and deflation, the impact of trade and tariff policies, the timing and volume of market activity; general consumer confidence and spending habits; the strength of local economies in which the Bank or its members conducts its business; housing prices, employment rates, and interest-rate changes;

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

•changes in the credit ratings of the U.S. government or the FHLBanks;

•political, national, and world events, including acts of war, terrorism, civil unrest, natural disasters, global pandemics or other catastrophic events, and legislative, regulatory, judicial, or other developments (including changes to the United States Executive Branch as a result of elections) that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulators, or investors in the consolidated obligations of the FHLBanks;

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

•changes in investor demand for consolidated obligations of the FHLBanks, the terms of derivatives and similar agreements, including changes in investor preference or demand for certain terms of these instruments, which may be less attractive to the Bank, or which the Bank may be unable to offer;

•the Bank’s ability to introduce, support, and manage the growth of new products or services and to successfully manage the risks associated with those products or services;

•the Bank’s ability to successfully manage the credit and other risks associated with any new types of collateral securing advances;

•the Bank’s ability to identify, manage, mitigate, or remedy internal control weaknesses and other operational risks;

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

•executive, legislative, regulatory and judicial events and actions, changes in the FHLBank Act or FHFA regulations that affect FHLBank operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks, their members, counterparties, or investors;

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

PART I

Item 1. Business.

Overview

General

The Bank is a federally chartered corporation that was organized in 1932 and is one of 11 district FHLBanks. The FHLBanks, along with the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (GSEs) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia. The Bank is supervised and regulated by the FHFA, which is by statute, an independent federal agency in the executive branch of the U.S. government.

Cooperative

The Bank is a cooperative owned by member institutions that are required to meet certain eligibility criteria and purchase capital stock in the Bank in order to become members of the Bank. Federally insured depository institutions, insurance companies, privately insured state-chartered credit unions, and community development financial institutions (CDFIs) with principal place of business located in the Bank’s defined geographic district and engaged in residential housing finance can be eligible to apply for membership. The Bank’s capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank’s capital stock as a result of a merger with or acquisition of a Bank member. The Bank’s membership totaled 781 financial institutions, comprised of 405 commercial banks, 250 credit unions, 62 insurance companies, 47 savings institutions, and 17 CDFIs as of December 31, 2025.

Business Model

As a cooperative, the Bank’s customers are also its owners. The Bank strategically focuses on enhancing membership value in the cooperative by providing readily available, competitively priced funding, a potential return on investments, support for community investment activities, and other credit and noncredit products and services, including educational opportunities on a range of topics to its member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, which enhance the availability of credit for residential mortgages and targeted community developments. The Bank supports this mission primarily by offering collateralized loans, known as advances, to its members.

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

Business

The Bank manages its business as one operating segment. The president and chief executive officer is the chief operating decision maker and reviews enterprise-wide financial information to allocate resources and assess performance.

Based on the applicable regulation, the mission of the Bank is to provide to its members and housing associates financial products and services, including but not limited to advances, that assist and enhance such members' and housing associates' financing of: (1) housing, including single-family and multi-family housing serving consumers at all income levels; and (2) community lending. As part of its mission, the Bank serves as a reliable source of liquidity to its members throughout the economic cycle. The FHFA issued an Advisory Bulletin providing further guidance on FHLBank core mission achievement. The Advisory Bulletin provides that when developing its strategic business plan, FHLBanks should consider the guidelines established in the Advisory Bulletin. Pursuant to the Advisory Bulletin, the FHFA will assess each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which include advances and acquired member assets, to consolidated obligations, less U.S. Treasury securities held for liquidity purposes and classified as trading or available for sale. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the FHFA has provided the following expectations and framework for each FHLBank’s strategic plan:

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

The Bank’s core mission activities primarily include the issuance of advances. The Bank’s core mission asset ratio was 72.5 percent and 71.6 percent as of December 31, 2025 and 2024, respectively.

The Bank’s mission activities also include the Bank’s Affordable Housing Program (AHP), which provides low- to no- cost funding to finance development of rental and for-sale housing for very low-, low-, and moderate-income households. Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. In addition to the required AHP assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary housing contributions towards programs that further the Bank’s affordable housing mission. These programs will be discussed in more detail in Item 1. Business—Community Investment Services.

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

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $95.0 billion and $85.8 billion as of December 31, 2025 and 2024, respectively, and advances represented 65.0 percent and 58.4 percent of total assets as of December 31, 2025 and 2024, respectively. Advances generated 64.7 percent, 65.4 percent, and 71.0 percent of total interest income for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Pursuant to statutory and regulatory requirements, the Bank’s long-term advances, other than a Community Investment Cash Advance (CICA), must be for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets. The Bank uses the proxy test authorized by FHFA regulations to make this determination, by confirming, in connection with each long-term advance, that the principal amount of all long-term advances currently held by the member does not exceed the total book value of residential housing finance assets held by such member.
Eligible collateral is defined by the FHLBank Act, FHFA regulations, and the Bank’s credit and collateral policy. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower, thereby obtaining a security interest in eligible collateral to secure an advance prior to the time that the Bank originates or renews an advance. The Bank also perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank may also require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

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

Convertible advances

In a convertible advance, the Bank purchases an option from the borrower that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank’s option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options exercise dates generally from three months to 15 years.

Forward starting advances

With the forward starting advance, the borrower may enter into the terms of any structured advance, including the FRC Advance, ARC Advance, or Expander Advance, with a future settlement date. Interest begins to accrue on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 5—Advances to the Bank’s 2025 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$61,733	64.92	$49,512	57.36
Fixed rate (1)	28,134	29.58	32,880	38.10
Convertible	5,232	5.50	3,916	4.54
Total par value	$95,099	100.00	$86,308	100.00
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

The Bank includes prepayment fee provisions in most advance transactions. With respect to callable advances, prepayment fees apply to prepayments on dates other than option exercise dates. The Bank also offers variable-rate prepayable advances, in which prepayment fees apply to prepayments made on dates other than certain specified dates. As required by FHFA regulations, the prepayment fee is intended to make the Bank financially indifferent to a borrower’s decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2025
Institution	State of Membership	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Truist Bank	North Carolina	$31,501	33.12	4.04
Bank of America, National Association	North Carolina	11,553	12.15	4.06
Navy Federal Credit Union	Virginia	6,765	7.11	3.74
EverBank, N.A.	Florida	4,235	4.45	3.96
Brighthouse Life Insurance Company	North Carolina	4,200	4.42	3.81
Fidelity & Guaranty Life Insurance Co.	Maryland	2,892	3.04	3.80
City National Bank of Florida	Florida	2,825	2.97	3.97
Regions Bank	Alabama	1,750	1.84	4.00
BankUnited, National Association	Florida	1,555	1.64	3.86
VyStar Credit Union	Florida	1,443	1.52	3.99
Subtotal (10 largest borrowers)		68,719	72.26	3.97
Subtotal (all other borrowers)		26,380	27.74	3.90
Total par value		$95,099	100.00	3.95
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

The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without being drawn upon by the beneficiary. The Bank had $33.1 billion and $18.3 billion of outstanding standby letters of credit as of December 31, 2025 and 2024, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2025
Institution	State of Membership	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Truist Bank	North Carolina	$37,001	28.86
Bank of America, National Association	North Carolina	26,404	20.59
Navy Federal Credit Union	Virginia	6,768	5.28
Regions Bank	Alabama	4,750	3.70
EverBank, N.A.	Florida	4,235	3.30
Brighthouse Life Insurance Company	North Carolina	4,200	3.28
City National Bank of Florida	Florida	3,393	2.65
Fidelity & Guaranty Life Insurance Co.	Maryland	2,892	2.26
BankUnited, National Association	Florida	2,155	1.68
Ameris Bank	Georgia	1,873	1.46
Subtotal (10 largest borrowers)		93,671	73.06
Subtotal (all other borrowers)		34,546	26.94
Total advances par value and standby letters of credit		$128,217	100.00

Community Investment Services

The Bank’s AHP provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of purchase, construction or rehabilitation of rental and owner-occupied housing for very low-, low-, and moderate-income households. The Bank offers the AHP General Fund and AHP Homeownership Set-aside programs. Additionally, the CICA program is offered to members in the form of a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. The Bank also funds other housing and community initiatives such as the Workforce Housing Plus+, Multifamily Housing Bridge Fund (Bridge Fund), and Heirs Property Family Wealth Protection Fund. A description of each program is as follows:

•the AHP General Fund is offered annually through a competitive application process and provides funds for purchase, construction or rehabilitation for rental or owner-occupied real estate projects, submitted through member financial institutions;

•the AHP Homeownership Set-aside program provides up to $20,000 in grant funds that can be used by homebuyers for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation of a primary home, or up to $25,000 for the rehabilitation of primary homes for households at or below 80 percent of the area median income. The funds are available to eligible parties through member financial institutions and through the following distinct products: First-time Homebuyer, Community Partners, and Community Rebuild and Restore;

•the CICA program consists of the Community Investment Program and the Economic Development Program. These programs provide the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods;

•the Workforce Housing Plus+ program was created in response to economic dynamics across the Bank’s district. The program was launched in June 2024 to support affordable housing by providing prospective homebuyers with incomes between 80.01 percent to 120 percent of area median income up to $15,000 each to put towards the purchase of a primary home. The purchased properties also must be located in the Bank’s district.

•the Bridge Fund helps close funding gaps for affordable multifamily rental housing projects caused by the steep rise in interest rates and construction costs. The board approved a revision to the Bridge Fund criteria in 2025, which was launched in September 2025, offering up to $500,000 per project to the Bank’s member financial institutions and their community housing partners in a competitive application process. Eligible projects for the Bridge Fund include multifamily and mixed-use rental housing projects with at least 80 percent of total units targeted to households earning up to 80 percent of the area median income. Projects must be at least fifty percent complete at the time of application and demonstrate a financing gap related to an increase in construction hard costs, such as construction materials and labor. Projects also must be located in the Bank’s district.

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

Each FHLBank must set aside 10 percent of its income subject to assessment for AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2025, 2024, and 2023. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below. The Bank’s AHP assessments were $67 million, $77 million, and $72 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In addition to the required AHP assessment, the Bank’s board of directors may, from time to time, authorize additional voluntary contributions. In 2025, the Bank’s board of directors authorized $41 million of additional voluntary contributions. This included $9 million in voluntary AHP contributions and $32 million in voluntary non-AHP contributions.
A description of the Bank's funding of these programs is contained in Note 8—Affordable Housing Program and Voluntary Contributions.

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

One of the Bank’s PFIs under the MPF Program, Truist Bank, was among the Bank’s top 10 borrowers as of December 31, 2025.

The Bank’s MPP is independent of other FHLBanks’ mortgage loan programs. There were no MPP PFIs that were among the Bank’s top 10 borrowers as of December 31, 2025.

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2025, the Bank’s investment securities consisted of MBS issued by GSEs or U.S. government agencies; securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The investment securities portfolio generally provides the Bank with higher returns than those available in other permissible investments. The Bank’s other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. Treasury obligations, U.S. agency, and GSE securities were 67.1 percent and 50.3 percent of the Bank’s total investments as of December 31, 2025 and 2024, respectively, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 35.3 percent, 34.5 percent, and 28.9 percent of total interest income for the years ended December 31, 2025, 2024, and 2023, respectively.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS balance did not include any investments that were issued by the Bank’s members or an affiliate of a member as of December 31, 2025 and 2024.

•FHFA regulations prohibit the Bank from investing in certain types of securities. These restrictions are discussed in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.
•FHFA regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. Regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the FHFA. For discussion regarding the Bank’s compliance with this regulatory requirement, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.
The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

Funding Sources

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $2.5 billion and $2.3 billion as of December 31, 2025 and 2024, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $106.2 billion and $92.0 billion as of December 31, 2025 and 2024, respectively.

Consolidated Obligations

Consolidated obligations, consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. does not guarantee the consolidated obligations. The Office of Finance has responsibility for facilitating and executing the issuance of consolidated obligations for all the FHLBanks. It also services all outstanding debt. The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf); however, the Bank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. Pursuant to other arrangements to which the Bank is bound by, an FHLBank may also be required to make payment of principal or interest payments due on any consolidated obligation of any other FHLBank upon failure of such FHLBank to meet an obligation. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. At any time, the FHFA may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank. However, if the FHFA determines that the noncomplying FHLBank is unable to satisfy its obligations, the FHFA may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis the FHFA may determine.

During the periods reported, the Bank was in compliance with FHFA regulations that require it maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding:

•cash;

•obligations of, or fully guaranteed by, the United States;
•secured advances;

•mortgages that have any guaranty, insurance, or commitment from the U.S. or any agency of the U.S.; and

•investments described in Section 16(a) of the FHLB Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

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
Consolidated Obligation Bonds

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

Consolidated Obligation Discount Notes

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

Certification and Reporting Obligations

Under FHFA regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the FHFA that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payments of all current obligations (which includes the Bank’s obligation to pay principal and interest on consolidated obligations issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the FHFA upon the occurrence of any of the following:

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

The Bank must file a consolidated obligation payment plan for FHFA approval upon the occurrence of any of the following:
•the Bank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations;

•the Bank becomes a noncomplying FHLBank as a result of being required to provide notice to the FHFA of certain matters related to liquidity requirements or inability to meet current obligations; or

•the FHFA determines that the Bank will cease to be in compliance with its statutory or regulatory liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.

Regulations permit a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until the FHFA has approved the FHLBank’s consolidated obligation payment plan or inter-FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

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

As of December 31, 2025, the membership stock requirement was 0.07 percent (seven basis points) of the member’s total assets, subject to a cap of $18 million.

As of December 31, 2025, the activity-based stock requirement was the sum of the following:

•4.75 percent of the member’s outstanding par value of advances;

•8.00 percent of any outstanding targeted debt or equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004; and

•0.10 percent (ten basis points) of members’ outstanding standby letters of credit.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), which was set at zero as of December 31, 2025. Since the Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt or equity investments outstanding, the targeted debt or equity investment stock requirement was inapplicable as of December 31, 2025.

Although applicable regulations allow the Bank to issue Class A stock, Class B stock, or both in any combination, to its members, the Bank’s capital plan allows it to issue only Class B stock.

The Bank’s financial management policy contains provisions to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank’s capital and capital requirements, as well as information regarding the Bank’s retained earnings and dividends, refer to Item 5. Market for Registrant’s Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 9—Capital to the Bank’s 2025 audited financial statements.

Derivatives

FHFA regulations and the Bank’s Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit the trading or speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the exposure to interest-rate risk inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. These derivatives consist of interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

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

The total notional amount of the Bank’s outstanding derivatives was $109.8 billion and $100.6 billion as of December 31, 2025 and 2024, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Competition

Advances

A number of factors affect demand for the Bank’s advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank’s members, such as demand deposits, brokered certificate of deposits (CD), and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include the U.S. government, investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Larger members also may have independent access to the national and global credit markets. Of these wholesale funding sources, the brokered CD market is a significant competitive threat as members continue to increase their usage and as counterparties extend available maturities. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a number of factors, including market conditions, member liquidity levels, members’ creditworthiness, and availability of collateral.

Debt Issuance

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

Interest-rate Swaps

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

The FHFA supervises and regulates the FHLBanks. The FHFA is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the FHFA issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authority and duties of FHLBank directors. The FHFA conducts annual examinations of the Bank. The Bank is subject to ongoing reporting obligations to the FHFA, including submission of monthly financial information on its statements of condition and results of operations. The Bank is also subject to regulation by the SEC, the Financial Crimes Enforcement Network, and the Commodity Futures Trading Commission.

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

The Comptroller General has authority under the FHLBank Act to audit or examine the FHFA and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, they must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct their own audit of any financial statements of the Bank. The Bank was not reviewed or audited by the Comptroller General in 2025.

The Bank has an internal audit department; the Bank’s board of directors has an audit committee; and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHFA receives the Bank’s Report and audited financial statements. The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

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

Workforce Profile

The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in one location. As of December 31, 2025, the Bank had 349 full-time employees and two part-time employee. The Bank’s workforce is sufficiently staffed, and historically has included a number of longer-tenured employees. As of December 31, 2025, the average tenure of the Bank’s employees was 10.3 years. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas and continuous improvement. There are no collective bargaining agreements with the Bank’s employees. All of the Bank’s employees are chosen on the basis of their qualifications, skills, knowledge and abilities. The Bank’s selection process is compliant with applicable laws.

Employee Value Proposition

The Bank seeks to attract, develop, engage, and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase member value. The Bank’s Employer of Choice strategy is supported by delivering a competitive employee value proposition focused on five components: compensation, benefits, career, culture and environment. Specifically, the Bank’s programs include:

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

The Bank’s Performance Management program provides a framework for managing and developing employee performance. Annual ratings are based on established competencies and a consistent rating scale. The use of both a qualitative and quantitative rating scale allows managers to align pay and discuss performance and development.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. The aggregate annual contribution of the FHLBanks exceeded $100 million for the years ended December 31, 2025, 2024, and 2023. For purposes of the AHP calculation, each FHLBank’s income subject to assessment is defined as the individual FHLBank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $67 million, $77 million, and $72 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Bank’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing market could adversely affect the Bank’s members, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline, the value of collateral securing member credit to the Bank may decline, which could in turn increase the possibility of under-collateralization and the risk of loss if the Bank member defaults. Deterioration in the residential or commercial mortgage markets could also affect the value of collateral securing the Bank’s assets increasing the risk of loss due to credit impairment. Negative trends, volatility and uncertainty in global economic and political conditions can significantly affect U.S. economic conditions and financial markets and could influence business activities, member borrowing activity, and the Bank’s lending and investment patterns.

In addition, the Bank’s businesses and results of operations could be significantly affected by the monetary and fiscal policies of the U.S. government and its agencies, including the Federal Reserve and the U.S. Treasury. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and for consolidated obligations as well as the financial condition and results of operations of the Bank.

The Bank is subject to a complex body of laws and regulations, which could change or be applied in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the FHFA. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the way the FHLBanks carry out their housing finance mission and business operations. FHFA, within its statutory authority, may issue regulations that impact the Bank’s securities, businesses and/or operations. New or modified legislation enacted by Congress or changes to regulatory requirements applied or imposed by the FHFA or other financial services regulators could have a negative effect on the Bank’s debt securities, ability to conduct business and on the cost of doing business. Reform of the federal support of U.S. housing finance and changes to requirements impacting FHLBank members, including capital requirements, asset composition tests and collateralization of advances, may, if implemented, directly and indirectly impact FHLBanks and other GSEs that support the U.S. housing market. Legislation and regulations affecting the Bank’s investors, dealers of consolidated obligations, and Bank’s members, including related to capital, liquidity and asset requirements may also potentially impact the Bank’s business and earnings ability. Changes to valuation methods of Bank-issued debt securities and its collateralization by Bank members, and other measures targeting Fannie Mae and Freddie Mac, including an end to the ongoing conservatorship of those institutions by the FHFA, may, if implemented, directly and indirectly impact FHLBanks and other GSEs that support the U.S.

Changes or inconsistency in statutory or regulatory requirements, or their application, could result in an increase in the Bank’s cost of funding and regulatory compliance, a change in membership or permissible business activities, Bank’s or member additional liquidity and capital requirements, and/or a decrease in the size, scope, or nature of the Bank’s lending or investment activities, any of which could negatively impact the Bank’s financial condition and results of operations.

The Bank notes continuing developments in the FHFA and the current federal executive administration’s areas of focus and regulatory priorities that may result in potential changes in the Bank’s regulatory environment, including without limitation, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. The Bank cannot predict changes in legislative or regulatory requirements or guidance or the effect of any new legislation or regulations, or how they might impact the Bank’s business or operations. The Bank also cannot predict the federal executive administration’s or the FHFA actions on U.S. housing finance and GSEs, including actions taken relating to large institutional investor purchases of single family homes, actions regarding the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. Any such changes, as well as any resulting increased scrutiny of the Bank and the FHLBank System and its mission and activities, however, could materially affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

The Bank operates in a highly competitive environment. Advances are the Bank’s primary product offering and represented 65.0 percent of the Bank’s total assets for the year ended December 31, 2025. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for the Bank’s members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the U.S. government, investment banks, commercial banks and, in certain circumstances, other FHLBanks with which members have a relationship through affiliates. Large institutions may also have independent access to the national and global credit markets. From time to time, these alternative funding sources may offer more favorable lending terms and collateralization practices than the Bank does on its advances. Changes made by the Bank to lower pricing of its advances or to its collateralization practices to compete with these alternative funding sources may decrease the Bank’s profitability on advances, while pricing increases used to help sustain income may render the Bank less competitive. A failure by the Bank to adequately manage pricing could have a material adverse impact on the Bank’s financial condition and results of operations, including dividend yields to members.

The Bank is exposed to risks because of member concentration.

The Bank is subject to member concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. The Bank may only accept members within the Bank’s regulatory district that meet regulatory eligibility criteria, which restricts its ability to expand its membership. The Bank’s largest borrower as of December 31, 2025, was Truist Bank, which accounted for $31.5 billion, or 33.1 percent of the Bank’s total advances then outstanding. In addition, as of December 31, 2025, 10 of the Bank’s member institutions (which includes Truist Bank) collectively accounted for $68.7 billion, or 72.3 percent, of the Bank’s total advances then outstanding. The financial services industry continues to experience consolidation, which may impact Bank’s members. If one or more of the Bank’s largest borrowers ceased membership, or if the Bank were to experience a decrease in the amount of business with one or more of its largest borrowers, whether as the result of a merger or other transaction that displaces advance demand, or as a result of other market conditions, competition or otherwise, the Bank’s financial condition and results of operations could be negatively affected.

Liquidity Risk

The Bank’s funding depends upon its ability to regularly access the capital markets.

The Bank’s primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control. The failure to obtain such funds on terms and conditions favorable to the Bank could adversely impact the Bank’s ability to manage its liquidity. Moreover, if the Bank is unable to issue consolidated obligations and other sources of contingent liquidity were either not available or were not available in sufficient quantities, the Bank’s ability to meet its obligations, including meeting members’ demand for funding, and otherwise conduct its operations would be compromised.

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

Compliance with regulatory contingency liquidity requirements could restrict investment activities and adversely impact net interest income.

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with regulatory liquidity requirements, which are designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLBank System's access to funding. Additionally, the FHFA increased liquidity contingency requirements aimed at enabling the Bank to provide advances and letters of credit for members during a sustained capital markets disruption and which therefore may require the Bank to hold an increased amount of liquid assets, which could hinder the Bank’s ability to meet its core mission asset ratio, and could reduce the Bank’s ability to invest in higher-yielding assets and adversely impact net interest income. Refer to Item 1. Business. Overview for further discussion of the Bank’s core mission asset ratio.
Market Risk

Changes in interest rates or an inability to successfully manage interest-rate risk could have a significant adverse effect on the Bank’s earnings.

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

If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments on acceptable terms, the Bank may be unable to manage its interest-rate and other risks or may be required to change its investment strategies and advance product offerings, which could affect the Bank's financial condition and results of operations. The Bank’s financial condition and results of operations could also be adversely affected if derivative counterparties or clearing participants to whom the Bank has exposure fail.

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

The Bank uses master derivative contracts that contain provisions that require the Bank to net the exposure under all transactions with a counterparty to one amount in order to calculate collateral requirements. Primary exposures to institutional counterparty credit risk are with unsecured money market transactions, including federal funds sold, or short-term investments with domestic and foreign counterparties; derivative counterparties, including Derivative Clearing Organizations and Futures Commission Merchants; and mortgage servicers that service loans purchased under the MPF Program and the Bank’s MPP. The Bank has both direct and indirect exposure to foreign credit risk through their various counterparties. Adverse economic, political, or other trends that may occur within, across, or among various regions or countries could have direct adverse effects on a Bank’s institutional counterparties and on the U.S. economy. Although the Bank attempts to monitor the creditworthiness of all counterparties, it is possible that the Bank may not be able to terminate a master contract with a foreign commercial bank before the counterparty would become subject to an insolvency proceeding.

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

Although it has never occurred, the FHFA may at any time, pursuant to regulation, order an FHLBank to make principal or interest payments due on any consolidated obligation, including of another FHLBank. Pursuant to other arrangements to which the Bank is bound by, an FHLBank may be required to make payment of principal or interest payments due on any consolidated obligation of any other FHLBank upon failure of such FHLBank to meet an obligation. Although the Bank would be entitled to reimbursement from a non-complying FHLBank, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively impact the Bank’s financial condition and results of operations.

Changes in the Bank’s credit ratings may adversely affect the Bank’s ability to issue consolidated obligations on acceptable terms, and such changes may be outside the Bank’s control due to changes in the U.S. sovereign ratings.

As of December 31, 2025, the Bank has an issuer credit rating of Aaa/P-1 by Moody's Investors Service (Moody’s) and AA+/A-1+ by Standard and Poor's Ratings Services (S&P). The consolidated obligations of the FHLBanks (consolidated bonds and consolidated discount notes) carry credit ratings of AA+/A-1+ by S&P and Aa1/P-1 by Moody’s with stable outlooks. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank’s control. Downgrades or changes in outlook to the U.S. sovereign credit rating have in the past and would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States. If the U.S. fails to address, based on the credit rating agencies’ criteria, its statutory debt ceiling in a timely manner and continued uncertainty persists relating to the debt limit, these factors individually or collectively could increase the possibility of potential credit-rating downgrades to the U.S. sovereign credit.

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

The Bank relies heavily upon information systems and other technology. Any disruption, failure, cybersecurity incident or threat of or to the Bank’s information systems or other technology or those of critical vendors and third parties could adversely impact the Bank’s business, reputation, financial condition, or results of operations.

The Bank relies heavily upon its own and third-party information systems, critical vendor services and other technology to conduct and manage its business. The Bank’s information systems rely on certain critical vendors to provide technology solutions. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cybersecurity threats or incidents (e.g., unauthorized access, misuse, malware or other malicious code, and other events) or other compromises of security, that may derive from human error or misconduct on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives, or accidental technological failure. At times, there may be an increased risk of cyberattacks, including as a result of increased capabilities of artificial intelligence or as a result of geopolitical conflicts. These failures, interruptions, or cyberattacks could jeopardize the confidentiality, availability or integrity of information, including personally identifiable information, result in fraudulent wire transfers, or otherwise interrupt the Bank’s ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities, and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the adverse effects of any such failure, interruption, or cybersecurity threats or incidents.

Like many financial institutions, the Bank has seen an increase in cybersecurity risk and threats that did not materialize, in particular involving attempted phishing and social engineering scams. The Bank’s operations rely on the availability and functioning of its main office and off-site backup facilities. The Bank relies on substantial resources and preventive measures to secure the Bank’s systems, including firewalls, email security, and anti-virus solutions. These measures, or the Bank’s system redundancies and other business continuity measures, may be ineffective or insufficient, and the Bank’s business continuity and disaster recovery planning may not be sufficient for all eventualities. A failure or interruption in the Bank’s business continuity, disaster recovery or certain information systems, or a cybersecurity event, could significantly harm the Bank’s reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs, reputation or other harm. As cybersecurity threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its information security program, to investigate and remediate any information security vulnerabilities, or to comply with regulatory requirements.

Additionally, the Bank relies on the Office of Finance to facilitate the issuance and servicing of its consolidated obligations. A failure or interruption of the Office of Finance's operating systems or other adverse technology incidents could disrupt the Bank’s access to funds, and could significantly harm the Bank’s reputation, its customer relations and profitability, and could result in financial losses. Refer to Item 1C. Cybersecurity for further discussion of the Bank’s cybersecurity risk management and strategy and governance.

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

Natural disasters, including those resulting from weather-related events, in the Bank’s region could adversely affect the Bank’s operations, profitability and financial condition.

Portions of the Bank’s district, member and collateral locations are subject to risks from hurricanes, tornadoes, floods, wildfires, drought and other natural disasters. The Bank’s district, member and collateral locations include areas designated as Special Flood Hazard Areas (SFHAs) which are deemed particularly vulnerable. The frequency, intensity, and duration of extreme weather-related disaster events have increased. Natural disasters could disrupt, damage or dislocate the facilities or the underlying business of the Bank or Bank’s members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, may impact the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas. These disasters can also create imbalances on insurance such as inadequate insurance, insurance shortfalls, premium increases, and insurance availability. Therefore, these situations could disrupt the Bank’s operations or the operations of third parties on which the Bank relies and could potentially affect the financial condition and results of operations of the Bank.

The inability to attract and retain skilled key individuals could adversely affect the Bank's business and operations.

The Bank relies on key employees for many of its functions and has a relatively small workforce, given the size and complexity of its business. The Bank’s ability to attract and retain such individuals is important for it to conduct its operations and measure and maintain risk and financial controls. Additionally, the Bank must continue to recruit, retain and motivate qualified employees, both to maintain the Bank’s current business and to execute its strategic initiatives, including succession planning. Like many organizations, the Bank has experienced increased competition in its recruitment and retention of employees. If the Bank is unable to recruit, retain, and motivate such employees, its business and financial performance may be adversely affected.

Each FHLBank’s board of directors has the statutory authority and responsibility to select, employ and fix the compensation of its officers and employees in order to help ensure the hiring and retention of qualified staff. However, as the regulator of the FHLBanks, the FHFA has the authority to determine whether compensation paid to any executive officer or director is in its view not reasonable and comparable with compensation for such services in other similar businesses involving similar duties and responsibilities. Depending on how such authority is exercised, the Bank’s ability to recruit and retain qualified executive officers and directors could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Bank has implemented processes for assessing, identifying, and managing risks from cybersecurity threats or incidents that may directly or indirectly impact the Bank’s business strategy, results of operations, or financial condition. Please refer to Item 1A. Risk Factors for a description of these risks.

The Bank’s cybersecurity risk management framework for assessing, identifying, and managing risks from cybersecurity threats is designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data and includes specific controls for the monitoring, prevention, detection, mitigation, and reporting on cybersecurity risk management. Those processes include information security policies, incident response and business continuity plans focusing on the Bank’s appropriate response to threats and incidents and operations and business continuance.

The Bank’s board annually reviews and approves the Bank’s risk management policies. The Bank develops mitigation plans, monitors tactical implementation, and engages in detailed gap analysis, risk assessments and monitors remediation plans which are overseen by the Bank’s management Security Governance Committee. Cybersecurity risk management is integrated with the Bank’s overall risk management framework overseen by the Bank’s board. Bank policies establish administrative, technical, and physical safeguards designed to protect the security, availability, confidentiality, and integrity of Bank information in accordance with FHFA regulations and applicable laws. The Bank’s cyber incident response plan determines how cybersecurity threats and incidents are identified, classified, escalated, and reported to senior management and the board. The Bank’s cyber incident response plan also stipulates management’s materiality assessment of the threat or incident for the purposes of public disclosure. The Bank’s cyber incident response plan includes response processes involving third party cybersecurity incidents and threats.

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

The Bank retains external consultants to assist in the development and monitoring processes for assessing, identifying, and managing potential cybersecurity threats. The Bank engages third-party service providers to conduct evaluations of security controls, whether through penetration testing, independent audits or consulting on practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. The Bank requires third-party service providers and subcontractors to report on cybersecurity incidents so the Bank can assess their impact. As part of the Bank’s vendor management process, the Bank undertakes due diligence of third-party systems with whom the Bank will interact, including risk profiling and classification, in addition to requiring data protection covenants in its vendor agreements. The Bank’s vendor risk management program includes regular reviews and oversight of all service providers in accordance with a risk profile classification. The Bank reviews vendor performance, relevant technologies utilized by vendors and escalates any unsatisfactory reviews, as part of Bank’s continuous assessment of its vendors.

During the period covered by this report, risks from cybersecurity incidents or threats did not and are not reasonably likely to have a material impact on the Bank’s strategy, results of operations, or financial condition. The Bank has experienced cybersecurity incidents and threats in the past, none of which have had a material effect on the Bank’s financial condition or results of operations. Cybersecurity incidents may occur in the future and any such cybersecurity incident could result in significant adverse impact to the Bank, the Bank’s members, and their customers, in particular, it may impact the Bank’s ability to continue to service its members and protect the privacy of their data entrusted to the Bank, the Bank’s revenue, disrupt its business operations, increase operating costs, litigation risk, and harm the Bank’s reputation.

Cybersecurity Governance

The Bank’s board of directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. The board of directors Enterprise Risk and Operations Committee (EROC) oversees the Bank’s information security program by setting policies and the risk management framework and has oversight of the cybersecurity risk management efforts which include risks from cybersecurity threats and has assigned specific controls for the mitigation, monitoring and reporting associated with those risks. The board also oversees management’s approach to staffing, and processes and practices used to address cybersecurity and information security risk. The board, at least annually, receives reports on management of cybersecurity risk and implementation of cybersecurity risk management as well as presentations and reports on cybersecurity effectiveness assessments and monitoring updates.

The Bank’s Security Governance Committee is led by the chief information security officer and has a cross-functional membership comprised of representatives from the Bank’s operational risk, information security, information technology, legal, operations, and other departments that provide both operational, specialized, technical and multidisciplinary expertise to the committee. The committee has oversight of the information security program, the physical security program, and is responsible for reviewing security policies and procedures, the processes and standards to implement the policies and procedures defined in the cybersecurity risk management program, the Bank’s cyber incident response plan, the security awareness program and implementation reports, and for providing guidance and monitoring progress on significant information security projects, and regulatory changes and requirements.

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

The combined expertise in the Bank’s chief information office and the chief information security office in cybersecurity include professionals with industry recognized certifications, along with decades of experience in computer science, information and records security, business continuity, technology governance and compliance, technology risk services, cyber risk assessments, security operations monitoring and response, incident response, security strategy and architecture, awareness training, threat intelligence, identity and access management, vulnerability and penetration testing, maturity assessment, impact analysis, disaster events, recovery response, business resiliency, third party systems due diligence, deep knowledge of software systems and platforms, implementation methodologies, and various technology systems servicing internal and external customers.

The Security Governance Committee meets regularly and receives prompt and periodic information, as needed or applicable pursuant to Bank policies and plans, from the Information Security Department which in turn provides periodic, regular and prompt reporting to senior management which may include topics such as threat intelligence, significant cybersecurity risk areas, technologies and best practices, project development and implementation, any cybersecurity incidents or threats, risk assessment, management and monitoring updates.

Bank policies and processes are designed such that the board would receive prompt and periodic information from management or the Security Governance Committee on any cybersecurity or information security incident or threat that may pose significant risk to the Bank and would continue to receive regular reports on any incident or threat. The Bank’s EROC also receives regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to potential gaps, internal and external incidents and critical threats. At least quarterly, or more often, as necessary, the EROC discusses cybersecurity and information security risks with the Bank’s chief information officer and chief information security officer.

Item 2. Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street NE, Atlanta, Georgia 30309, occupying 223,302 square feet and leasing the rest to tenants. The Bank also leases 2,993 square feet in Washington, D.C., shared with two other FHLBanks, as well as off-site information technology data centers. The Bank’s management considers these facilities well maintained and suitable for operations.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. Any such redemption request is subject to a five-year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years’ written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member’s capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2026, the Bank had 778 member and non-member shareholders and 63 million shares of its capital stock outstanding (including mandatorily redeemable shares).

FHFA regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2025, the Bank’s excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member’s existing excess activity-based stock is applied to activity-based stock requirements related to new advances or standby letters of credit, as applicable.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $22.2 billion, $8.9 billion, and $11.6 billion in standby letters of credit in 2025, 2024, and 2023, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2025 and 2024, and results of operations for the years ended December 31, 2025 and 2024. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements. For a discussion on the comparison between the results of operations for the years ended 2024 and 2023, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the Bank’s 2024 Annual Report on Form 10-K, as filed with the SEC on March 7, 2025.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2025 included in Item 8. Financial Statements and Supplementary Data of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A. Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Business Overview

The Bank’s business model is focused on enhancing the total value of the cooperative for its members by serving as their trusted advisor. The Bank is focused on providing value to members by delivering solutions that meet their needs and the communities they serve by enhancing the availability of residential mortgage and community investment credit. The Bank focuses these efforts on offering readily available, competitively priced advances, a potential return on investment, support for community investment activities, and other credit and noncredit products and services. As part of the Bank’s cooperative structure, the Bank has chosen to operate with narrow margins, passing on its low funding costs to members, which causes the Bank’s profitability to be sensitive to changes in market conditions.

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

Interest rates are also a significant factor in the Bank’s business outlook. Changes in interest rates can impact the Bank’s interest rate risk management, profitability, and return on equity (ROE). They can also impact member advance demand, as rate uncertainty can impact deposit levels at the Bank’s members.

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

	As of December 31,		Change
	2025	2024	Amount	Percent
Total assets	$146,236	$147,091	$(855)	(0.58)
Total liabilities	137,615	139,158	(1,543)	(1.11)
Total capital	8,621	7,933	688	8.67
•Total assets remained relatively stable compared to December 31, 2024. Advances increased by $9.1 billion, or 10.7 percent, which was offset by a $10.0 billion, or 16.7 percent, decrease in total investments.
•Total liabilities remained relatively stable compared to December 31, 2024.
•Total capital increased primarily due to a $459 million, or 8.93 percent, increase in capital stock primarily due to an increase in advances and a $209 million, or 7.46 percent, increase in retained earnings.

Results of Operations
The following table presents the Bank’s significant income and expense items for the years presented and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Change
	For the Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	Amount	Percent	Amount	Percent
Net interest income	$857	$966	$889	$(109)	(11.29)	$77	8.57
Non-interest income	28	23	5	5	20.62	18	343.24
Non-interest expense	216	215	173	1	0.49	42	23.47
Affordable Housing Program assessment	67	77	72	(10)	(13.59)	5	7.38
Net income	$602	$697	$649	$(95)	(13.61)	$48	7.38

•The decrease in net interest income for the year ended December 31, 2025, compared to the same period in 2024 was primarily due to lower interest rates, which impacted income from interest-earning assets more than the expense from interest-bearing liabilities. The impact was partially offset by an increase in average advance and investment balances.

•Average advance balances increased to $100.7 billion for the year ended December 31, 2025, from $98.8 billion for the year ended December 31, 2024.

•The decrease in net income for the year ended December 31, 2025, compared to the same period in 2024 was primarily due to the $109 million decrease in net interest income.
The following table presents the Bank’s significant income ratios for the years presented. These items are discussed in more detail below.

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
ROE	6.90%	8.31%	7.43%	(1.41)	0.88
Average daily SOFR	4.24	5.15	5.01	(0.91)	0.14
ROE spread to average daily SOFR	2.66	3.16	2.42	(0.50)	0.74
Net yield on interest-earning assets	0.55	0.64	0.50	(0.09)	0.14

•The decrease in the ROE for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a decrease in net income and increase in average total capital outstanding.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2025		2024		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$94,978	64.95	$85,829	58.35	$9,149	10.66
Investment securities	33,591	22.97	30,233	20.55	3,358	11.11
Other investments	16,458	11.26	29,851	20.30	(13,393)	(44.87)
Mortgage loans held for portfolio, net	77	0.05	89	0.06	(12)	(13.45)
Other assets	1,132	0.77	1,089	0.74	43	3.98
Total assets	$146,236	100.00	$147,091	100.00	$(855)	(0.58)
Consolidated obligations, net:
Discount notes	$44,390	32.26	$32,152	23.10	$12,238	38.06
Bonds	89,251	64.85	103,699	74.52	(14,448)	(13.93)
Total consolidated obligations, net	133,641	97.11	135,851	97.62	(2,210)	(1.63)
Deposits	2,463	1.79	2,312	1.66	151	6.55
Other liabilities	1,511	1.10	995	0.72	516	51.91
Total liabilities	$137,615	100.00	$139,158	100.00	$(1,543)	(1.11)
Capital stock	$5,607	65.05	$5,148	64.90	$459	8.93
Retained earnings	2,994	34.72	2,785	35.11	209	7.46
Accumulated other comprehensive income	20	0.23	—	(0.01)	20	*
Total capital	$8,621	100.00	$7,933	100.00	$688	8.67
_________
* Not meaningful

Advances

The following table presents the Bank’s advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2025		2024
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Due in one year or less	$67,939	4.01	$59,497	4.64
Due after one year through two years	13,298	3.91	9,155	4.28
Due after two years through three years	5,938	3.81	4,768	4.08
Due after three years through four years	3,002	4.00	5,327	3.90
Due after four years through five years	1,920	3.57	2,730	4.04
Due after five years through 15 years	2,998	3.29	4,527	3.84
Thereafter	4	2.81	304	5.07
Total par value	95,099	3.95	86,308	4.47
Deferred prepayment fees	(1)		3
Discounts	(1)		(1)
Fair value hedging adjustments	(119)		(481)
Total	$94,978		$85,829

Total advances increased by 10.7 percent as of December 31, 2025, compared to December 31, 2024. A significant percentage of advances originated during 2025 and 2024 were short-term advances.

As of December 31, 2025 and 2024, 35.1 percent and 42.6 percent, respectively, of the Bank’s advances were fixed rate. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2025 and 2024, 67.9 percent and 68.3 percent, respectively, of the Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 78.8 percent and 19.5 percent, respectively of the Bank’s variable-rate advances as of December 31, 2025. The Bank also offers variable-rate advances that may be tied to indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank’s 10 largest borrowing member institutions had 72.3 percent of the Bank’s total advances outstanding as of December 31, 2025. Further information regarding the Bank’s 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2025 is contained in Item 1. Business—Credit Products—Advances. The Bank monitors concentration risk and believes it holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,
	2025					2024	Change
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total		Amount	Percent
Investment securities:
Available-for-sale securities:
U.S. Treasury obligations	$1,230	$4,364	$—	$—	$5,594	$4,063	$1,531	37.70
Mortgage-backed securities:
Government-sponsored enterprises commercial	—	884	2,103	352	3,339	727	2,612	359.35
Total available-for-sale securities	1,230	5,248	2,103	352	8,933	4,790	4,143	86.51
Held-to-maturity securities:
State or local housing agency debt obligations	1	—	—	—	1	1	—	—
Government-sponsored enterprises debt obligations	100	200	60	—	360	795	(435)	(54.72)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1	—	1,875	1,876	2,010	(134)	(6.66)
Government-sponsored enterprises residential	—	3	104	10,452	10,559	8,420	2,139	25.40
Government-sponsored enterprises commercial	281	5,646	5,530	405	11,862	14,217	(2,355)	(16.56)
Total mortgage-backed securities	281	5,650	5,634	12,732	24,297	24,647	(350)	(1.42)
Total held-to-maturity securities	382	5,850	5,694	12,732	24,658	25,443	(785)	(3.09)
Total investment securities	1,612	11,098	7,797	13,084	33,591	30,233	3,358	11.11
Interest-bearing deposits	2,551	—	—	—	2,551	1,493	1,058	70.85
Securities purchased under agreements to resell	5,500	—	—	—	5,500	21,200	(15,700)	(74.06)
Federal funds sold	8,407	—	—	—	8,407	7,158	1,249	17.45
Total other investments	16,458	—	—	—	16,458	29,851	(13,393)	(44.87)
Total investments	$18,070	$11,098	$7,797	$13,084	$50,049	$60,084	$(10,035)	(16.70)
Weighted-average yields on (1):
Available-for-sale securities	4.80%	4.16%	4.73%	4.44%
Held-to-maturity securities	4.60%	4.18%	4.54%	4.63%
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

The FHFA regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of December 31, 2025, these investments were 321 percent of the Bank’s regulatory capital. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Mortgage Loans Held for Portfolio
The Bank purchased fixed-rate residential mortgage loans directly from PFIs and through participation in eligible mortgage loans from other FHLBanks. The decrease in mortgage loans held for portfolio from December 31, 2024 to December 31, 2025 was primarily due to the maturity and prepayments of these assets during the year.
The following table presents the Bank’s mortgage loans outstanding by redemption terms (dollars in millions).

	As of December 31,
	2025	2024
Due in one year or less	$7	$7
Due in one year through five years	33	35
Due after five years through 15 years	33	42
Thereafter	4	5
Total unpaid principal balance	77	89
Other adjustment, net (1)	—	—
Total mortgage loans held for portfolio	77	89
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$77	$89
____________
(1) Consists of premiums, discounts, and hedging adjustments.
Members that sold mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio was concentrated in that region as of December 31, 2025 and 2024. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2025	2024
	Percent of Total	Percent of Total
Florida	21.53	21.98
South Carolina	20.01	20.79
Virginia	11.85	11.37
Georgia	10.61	10.76
North Carolina	7.89	8.04
All other	28.11	27.06
Total	100.00	100.00

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

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. Consolidated obligation issuances financed 91.4 percent of the $146.2 billion in total assets as of December 31, 2025, a slight decrease from the financing ratio of 92.4 percent as of December 31, 2024.
The Bank often simultaneously entered into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of December 31, 2025 and 2024, 92.4 percent and 92.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, 89.9 percent and 64.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

Capital
The FHLBank Act and FHFA regulations specify that each FHLBank must meet certain minimum regulatory capital standards. These regulatory capital requirements, and the Bank’s compliance with these requirements, are presented in detail in Note 9—Capital to the Bank’s 2025 audited financial statements.
Additionally, an FHFA Advisory Bulletin sets forth guidance for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of December 31, 2025, the Bank was in compliance with this ratio.

Under the Bank’s financial management policy, the Bank’s targets were to maintain (1) a capital-to-assets ratio of 4.50 percent to 6.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) unrestricted retained earnings greater than the retained earnings target. The Bank believes that daily excess stock repurchases and reasonable quarterly dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members’ appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark after providing for retained earnings as discussed above. The Bank uses SOFR as the benchmark index for its dividend spreads. The Bank’s ability to maintain dividends depends on the Bank’s actual performance, its ability to maintain adequate retained earnings, other factors described in Item 1A. Risk Factors, and the discretion of the Bank’s board of directors. Information about dividends paid by the Bank during 2025, 2024, and 2023, is contained in Note 9—Capital to the Bank’s 2025 audited financial statements.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2025 and 2024.

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
The following table presents key components of net interest income for the years presented (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Interest income:
Advances	$4,605	$5,467	$6,681
Investments	2,510	2,881	2,719
Mortgage loans	4	5	6
Total interest income	7,119	8,353	9,406

Interest expense:
Consolidated obligations	6,171	7,286	8,415
Interest-bearing deposits	91	101	102
Total interest expense	6,262	7,387	8,517
Net interest income	$857	$966	$889

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

The following table presents the components of net advances prepayment fees for the years presented (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Gross amount of prepayment fees received from advance borrowers	$45	$16	$2
Gross amount of prepayment credits paid to advance borrowers	(21)	(39)	(92)
Hedging fair value adjustments on prepaid advances	12	37	88
Other	(5)	—	5
Net advances prepayment fees	$31	$14	$3

The following tables present the change in interest income and expense due to volume or rate variance for the years ended December 31, 2025, 2024, and 2023 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Non-interest income.” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets was 55 basis points, 64 basis points, and 50 basis points for 2025, 2024, and 2023, respectively.

	For the Years Ended December 31,						Change due to
	2025			2024
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes(6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,121	$134	4.29	$3,155	$168	5.33	$(2)	$(32)	$(34)
Securities purchased under agreements to resell	5,765	245	4.25	6,241	324	5.18	(23)	(56)	(79)
Federal funds sold	13,432	573	4.27	13,148	686	5.22	15	(128)	(113)
Investment securities (2)	32,024	1,558	4.87	30,298	1,703	5.62	93	(238)	(145)
Advances (3)	100,683	4,605	4.57	98,834	5,467	5.53	100	(962)	(862)
Mortgage loans (4)	84	4	5.30	96	5	5.35	(1)	—	(1)
Loans to other FHLBanks	2	—	3.98	—	—	—	—	—	—
Total interest-earning assets	155,111	7,119	4.59	151,772	8,353	5.50	182	(1,416)	(1,234)
Non-interest-earning assets	1,700			1,694
Total assets	$156,811			$153,466
Liabilities and Capital
Interest-bearing deposits (5)	$2,205	91	4.14	$2,006	101	5.04	9	(19)	(10)
Consolidated obligations, net:
Discount notes	30,157	1,267	4.20	23,573	1,210	5.13	301	(244)	57
Bonds	113,748	4,904	4.31	116,794	6,076	5.20	(155)	(1,017)	(1,172)
Other borrowings	6	—	4.82	4	—	4.67	—	—	—
Total interest-bearing liabilities	146,116	6,262	4.29	142,377	7,387	5.19	155	(1,280)	(1,125)
Non-interest-bearing liabilities	1,969			2,706
Total capital	8,726			8,383
Total liabilities and capital	$156,811			$153,466
Interest-rate spread			0.30			0.31
Average interest-earning assets to interest-bearing liabilities			106.16			106.60
Net yield on interest-earning assets(7)	$155,111	$857	0.55	$151,772	$966	0.64
Changes in net interest income							$27	$(136)	$(109)
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
interest paid.

	For the Years Ended December 31,						Change due to
	2024			2023
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes(6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,155	$168	5.33	$4,274	$222	5.18	$(60)	$6	$(54)
Securities purchased under agreements to resell	6,241	324	5.18	6,910	347	5.03	(34)	11	(23)
Federal funds sold	13,148	686	5.22	14,035	717	5.11	(46)	15	(31)
Investment securities (2)	30,298	1,703	5.62	28,249	1,433	5.07	108	162	270
Advances (3)	98,834	5,467	5.53	125,385	6,681	5.33	(1,460)	246	(1,214)
Mortgage loans (4)	96	5	5.35	111	6	5.45	(1)	—	(1)
Loans to other FHLBanks	—	—	—	8	—	4.64	—	—	—
Total interest-earning assets	151,772	8,353	5.50	178,972	9,406	5.26	(1,493)	440	(1,053)
Non-interest-earning assets	1,694			1,771
Total assets	$153,466			$180,743
Liabilities and Capital
Interest-bearing deposits (5)	$2,006	101	5.04	$2,047	102	4.97	(2)	1	(1)
Consolidated obligations, net:
Discount notes	23,573	1,210	5.13	35,727	1,798	5.03	(624)	36	(588)
Bonds	116,794	6,076	5.20	130,579	6,617	5.07	(713)	172	(541)
Other borrowings	4	—	4.67	1	—	8.81	—	—	—
Total interest-bearing liabilities	142,377	7,387	5.19	168,354	8,517	5.06	(1,339)	209	(1,130)
Non-interest-bearing liabilities	2,706			3,653
Total capital	8,383			8,736
Total liabilities and capital	$153,466			$180,743
Interest-rate spread			0.31			0.20
Average interest-earning assets to interest-bearing liabilities			106.60			106.31
Net yield on interest-earning assets(7)	$151,772	$966	0.64	$178,972	$889	0.50
Changes in net interest income							$(154)	$231	$77
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
The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations for the years presented (dollars in millions):

	For the Year Ended December 31, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities	$4	$—	$(210)	$—	$(206)
Net changes in fair value hedges	(7)	—	212	—	205
Net interest settlements on derivatives (1)	248	20	(465)	1	(196)
Price alignment amount (2)	(13)	3	(1)	(4)	(15)
Amortization or accretion of inactive hedging relationships	—	—	(5)	—	(5)
Total effect on net interest income	$232	$23	$(469)	$(3)	$(217)
Effect on non-interest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$—	$—	$1	$—	$1

	For the Year Ended December 31, 2024
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities	$1	$—	$(466)	$—	$(465)
Net changes in fair value hedges	8	—	475	—	483
Net interest settlements on derivatives (1)	472	28	(1,120)	(6)	(626)
Price alignment amount (2)	(27)	2	(2)	(11)	(38)
Amortization or accretion of inactive hedging relationships	13	—	(5)	—	8
Total effect on net interest income	$467	$30	$(1,118)	$(17)	$(638)
Effect on non-interest income:
Gains on derivatives not receiving hedge accounting including net interest settlements	$1	$—	$—	$—	$1

	For the Year Ended December 31, 2023
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities	$10	$—	$(456)	$—	$—	$(446)
Net changes in fair value hedges	(9)	—	456	(2)	—	445
Net interest settlements on derivatives (1)	499	5	(1,314)	(3)	—	(813)
Price alignment amount (2)	(39)	—	(1)	(3)	—	(43)
Amortization or accretion of inactive hedging relationships	9	—	(4)	—	—	5
Total effect on net interest income	$470	$5	$(1,319)	$(8)	$—	$(852)
Effect on non-interest income:
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	$(4)	$—	$—	$1	$(1)	$(4)
____________
(1)Represents interest income or expense on derivatives included in net interest income.
(2)This amount is for derivatives for which variation margin is characterized as daily settled contract.

Non-Interest Expense and AHP Assessment
The following table presents non-interest expense and AHP assessment for the years presented (dollars in millions):

	For the Years Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Non-interest expense:
Compensation and benefits	$87	$85	$80	$2	$5
Cost of quarters	10	9	7	1	2
Other operating expenses	48	46	44	2	2
Total operating expenses	145	140	131	5	9
Federal Housing Finance Agency and Office of Finance	21	22	21	(1)	1
Voluntary housing and community investment	46	49	19	(3)	30
Other	4	4	2	—	2
Total non-interest expense	216	215	173	1	42
Affordable Housing Program assessment	67	77	72	(10)	5
Total non-interest expense and AHP assessment	$283	$292	$245	$(9)	$47
The Bank records statutory AHP assessment expense at a rate of 10 percent of income before assessment, excluding interest expense on mandatorily redeemable capital stock.
In addition to the statutory AHP assessment, the Bank may make voluntary contributions to the AHP or other housing and community initiatives, collectively referred to as voluntary contributions. Beginning in 2024, the Bank set a commitment to attain voluntary contributions at a minimum of five percent of its prior year’s annual income subject to assessment and prior year’s voluntary contributions. Income subject to assessment is defined as the Bank’s net income before assessments, plus interest expense related to mandatorily redeemable capital stock. Voluntary contributions reduce net income subject to assessments, and therefore reduce statutory AHP expense. As such, the Bank has committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects.

The following table presents the calculation of the net income subject to assessment, adjusted for voluntary contributions fulfillment to show how the bank’s supplemental voluntary AHP contribution restores the AHP amounts to 10 percent of the Bank’s earnings absent the Bank’s voluntary commitment fulfillment (dollars in millions):

	For the Years Ended December 31,
	2025	2024
Net income subject to statutory assessment	$669	$774
Adjustment:
Voluntary housing and community investment recognized in Statements of Income (1)	41	44
Supplemental voluntary AHP contributions for the current year (2)	5	5
Net income subject to assessment, as adjusted (3)	$715	$823
10 percent of net income subject to assessment, as adjusted	$72	$82
Statutory AHP assessment	$67	$77
Supplemental voluntary AHP contributions for the current year (2)	5	5
Total statutory AHP assessment and supplemental voluntary AHP contributions for the current year	$72	$82
__________
(1) Excludes supplemental AHP contributions for the current year.
(2) Equals 10 percent of voluntary housing and community investment.
(3) Represents the calculated amount of earnings that would be available for AHP assessment if the Bank had not made the voluntary contributions, which reduce net income before assessments which, in turn, reduces the statutory AHP assessment.

The following table presents the calculation of the voluntary contribution target of the Bank (dollars in millions):

	For the Years Ended December 31,
	2025	2024
Prior year’s net income subject to statutory assessment	$774	$721
Voluntary commitment percentage	5.00%	5.00%
Unadjusted voluntary contribution commitment	$39	$36
Adjustment for supplemental voluntary AHP contributions for the prior year	2	1
Voluntary contribution commitment target	$41	$37

The following table presents the fulfillment of voluntary contribution target of the Bank (dollars in millions):

	For the Years Ended December 31,
	2025	2024
Voluntary housing and community investment recognized in Statements of Income	$46	$49
Supplemental voluntary AHP contributions for the current year (1)	(5)	(5)
Voluntary contribution fulfillment	$41	$44
Prior year’s net income subject to statutory assessment	$774	$721
Prior year’s voluntary housing and community investment	49	19
Total prior year’s income subject to five percent commitment target	$823	$740
Actual fulfillment percentage (2)	5.01%	5.95%
__________
(1) Equals 10 percent of voluntary housing and community investment.
(2) Calculated as voluntary contribution fulfillment divided by total prior year’s income subject to five percent commitment target.

Refer to Note 8—Affordable Housing Program and Voluntary Contributions to the Bank’s 2025 audited financial statements for additional information about the Bank’s voluntary programs.

Additional Financial Data.
The following table presents additional financial data for the last five fiscal years (dollars in millions).

	As of or for the Years Ended December 31,
	2025	2024	2023	2022	2021
Statements of Condition (as of year end)
Total assets	$146,236	$147,091	$152,370	$151,622	$78,746
Advances	94,978	85,829	96,608	109,595	45,415
Investments (1)	50,049	60,084	54,207	40,902	31,821
Mortgage loans held for portfolio, net	77	89	103	120	149
Consolidated obligations, net (2)	133,641	135,851	141,572	141,510	71,692
Total capital stock Class B putable	5,607	5,148	5,597	5,397	2,383
Retained earnings	2,994	2,785	2,524	2,283	2,228
Accumulated other comprehensive income (loss)	20	—	(5)	(34)	(16)
Total capital	8,621	7,933	8,116	7,646	4,595
Statements of Income (for the year ended)
Net interest income	857	966	889	327	281
Standby letters of credit fees	23	17	10	8	11
Net income	602	697	649	184	133
Performance Ratios (%)
Return on equity (3)	6.90	8.31	7.43	3.18	2.79
Return on assets (4)	0.38	0.45	0.36	0.16	0.16
Net yield on interest-earning assets	0.55	0.64	0.50	0.28	0.34
Interest-rate spread	0.30	0.31	0.20	0.16	0.34
Regulatory capital ratio (as of year end) (5)	5.88	5.39	5.33	5.07	5.86
Total average equity to average assets	5.56	5.46	4.83	4.98	5.74
Dividend payout ratio (6)	65.47	62.52	62.86	70.11	77.27
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

December 31, 2025	$1,017,701
December 31, 2024	1,056,184
December 31, 2023	1,061,022
December 31, 2022	1,037,537
December 31, 2021	580,909

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

Liquidity and Capital Resources
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank is required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations, and policies established by the Bank’s management and board of directors. In addition, the FHFA, at times, has issued guidance and expectations to the FHLBanks related to liquidity.
Sources of Liquidity
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
Liquidity Reserves for Deposits
FHFA regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout 2025.
Operational Liquidity
In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout 2025.
Additional Liquidity Guidance
The FHFA issued an Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the Bank to provide advances and standby letters of credit for members during a sustained capital market disruption, assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The FHFA periodically issues supervisory letters that identify thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances, assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the FHFA throughout 2025.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$9	$826	$455
Investing activities	2,473	5,640	950
Financing activities	(2,498)	(6,573)	(1,404)
Net change in cash and due from banks	$(16)	$(107)	$1

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
As of December 31, 2025, the FHLBanks had $1,151.8 billion in aggregate par value of consolidated obligations issued and outstanding, $134.1 billion of which was attributable to the Bank. Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the FHFA. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation because of the failure of another FHLBank to meet its obligations. As of December 31, 2025 and 2024, the FHFA was not required to allocate any obligation among the FHLBanks and the Bank currently believes the likelihood it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2025 and 2024.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank did not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2025.
Refer to Note 14—Commitments and Contingencies to the Bank’s 2025 audited financial statements for more information about the Bank’s outstanding standby letters of credit.

Critical Accounting Estimates
The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that impacts the Bank’s financial condition and results of operations. Several of the Bank’s accounting estimates are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The critical accounting estimates relating to the fair value measurement of interest-rate related derivatives and associated hedged items are generally considered to be the most critical because it requires management’s subjective and complex judgments about matters, including forward interest-rate assumptions, that are inherently uncertain. Management bases its judgments and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.
Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings. Therefore, the assumptions and judgment most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the Bank’s financial condition and results of operations. A majority of the Bank’s derivatives are structured to offset some or all of the risk exposure inherent in its lending, investment, and funding activities. The Bank seeks to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, the Bank has elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements (non-qualifying hedge). Non-qualifying hedges introduce the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. The total notional amount of derivatives was $110.0 billion as of December 31, 2025, of which 99.95 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2025 was $334 million and $4 million, respectively.
The Bank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of the Bank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis, which uses observable market inputs, such as discount rate, forward interest rates, and volatility assumptions. Observable market inputs are actively quoted and can be validated to external sources. Refer to Note 13—Estimated Fair Values to the Bank’s 2025 audited financial statements for further discussion regarding valuation methodologies and primary inputs used to develop the fair value measurement for these instruments.
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

Recently Issued But Not Yet Adopted Accounting Standards
See Note 2—Summary of Significant Accounting Policies to the Bank’s 2025 audited financial statements for a discussion of recently issued but not yet adopted accounting standards.

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and advisory, regulatory, or technical guidance, have affected, and likely will continue to affect, certain aspects of the Bank’s business operations. These changes could have impact on the Bank’s financial condition, results of operations, and reputation.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the FHFA, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. The Bank is unable to predict the nature of the guidance, measures or recommendations, or how each may impact the Bank’s business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A—Risk Factors.

Risk Management

The Bank’s lending, investment and funding activities, and use of derivative hedge instruments expose the Bank to a number of risks. The Bank’s robust risk management framework is designed to ensure appropriate balance of return for the risks assumed. The Bank’s risk management framework consists of risk governance, risk appetite, and risk management policies. In addition to the established risk appetite and the RMP the Bank is also subject to FHFA regulations and policies regarding risk management.

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances strategic and tactical decisions. Additionally, the Bank aspires to achieve best practices in governance, ethics, and compliance. and sustain a corporate culture that supports transparency, integrity, and adherence to legal and ethical obligations.

Risk appetite is the level and type of risk the Bank is willing to accept in the pursuit of its mission, business, and strategic objectives. The Bank’s board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following seven continuing objectives that represent the foundation of the Bank’s strategic and tactical planning:

Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent in the Bank’s business activities and provide sufficient resiliency to withstand potential stressed scenarios.

Market Risk/Earnings - produce a competitive return on equity, while providing attractive and reliable access to funding for advance products, and maintenance of retained earnings in excess of stressed retained earnings targets within a conservative risk management framework.

Liquidity Risk - maintain sufficient liquidity and funding sources to allow the Bank to meet its operational and member liquidity needs under all reasonable economic and operational situations.

Credit and Concentration Risk - minimize credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis and counterparty-specific analysis (and when appropriate perform member-specific and counterparty specific analysis), monitoring, and verification to ensure appropriate controls and that monitoring is consistent with managing existing credit and collateral risk exposures. Monitor through enhanced reporting any elevated risk concentration and manage and mitigate the increased risk.

Governance/Compliance/Legal - comply fully with all applicable laws and regulations and manage all legal risks effectively and efficiently.

Mission/Business Model - deliver financial services and consistent access to funds in the size, cost and structure members desire, helping them to manage risk and extend credit in their communities while achieving the Bank’s affordable housing and community development goals and providing value to members through payment of dividends and the repurchasing of excess stock.

Operations - deliver an employee value proposition that allows the Bank to attract, engage, develop and retain staff to meet the evolving needs of the Bank’s key stakeholders and effectively manage enterprise-wide risks. Manage the key risks associated with operational availability and resiliency of critical systems and services, the integrity and security of the Bank's information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards. Manage the key risks associated with cyber security threats.

The board and management recognize risk and risk producing events are dynamic and ever-present. Accordingly, reporting, analyzing and mitigating risks are paramount to successful corporate governance. The corresponding risk appetite metrics and monitoring analysis are adopted to reflect the board’s risk appetite statement and the appropriate thresholds that will trigger action and reporting.

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

The primary goal of the Bank’s interest-rate risk measurement and management efforts is to control the above risks through prudent asset-liability management strategies so that the Bank may provide members with dividends that are consistently competitive with existing market interest rates on alternative short-term and variable-rate investments. The Bank attempts to manage interest-rate risk exposure by using appropriate funding instruments and hedging strategies. Hedging may occur at the micro level, for one or more specifically identified transactions, or at the macro level. Management evaluates the Bank’s macro hedge position and funding strategies on a daily basis and makes adjustments, as necessary.

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

The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income or expense of these derivatives in the “Non-interest income” section of the Statements of Income with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

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

			As of December 31,
			2025	2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$17,295	$20,982
		Non-qualifying hedges	34	—
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	5,250	3,916
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	119	223
		Total	22,698	25,121
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	6,930	4,253
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	1,956	680
		Total	8,886	4,933
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	11,464	11,050
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	25,386	39,142
		Total	36,850	50,192
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	41,375	20,283
Balance Sheet
Pay variable, receive fixed interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	—	20
Pay fixed, receive variable interest rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Non-qualifying hedges	—	20
		Total	—	40
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	19	20
Total notional amount			$109,828	$100,589

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

	As of December 31,
	2025			2024
	Down 200 Basis Points	Base Case	Up 200 Basis Points	Down 200 Basis Points	Base Case	Up 200 Basis Points
Assets	0.08	0.14	0.25	0.12	0.17	0.24
Liabilities	0.07	0.07	0.05	0.10	0.10	0.09
Equity	0.31	1.22	3.58	0.43	1.39	3.10
Effective duration gap	0.01	0.07	0.20	0.02	0.07	0.15

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
The prepayment options embedded in mortgage loan and mortgage security assets may shorten or lengthen both the actual and expected cash flows when interest rates change. Current FHFA policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. The Bank also uses derivatives to reduce effective duration and option risks for investment securities other than MBS. Effective duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

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

	As of December 31,
	2025			2024
	Down 200 Basis Points	Base Case	Up 200 Basis Points	Down 200 Basis Points (1)	Base Case	Up 200 Basis Points
Assets	$147,322	$147,043	$146,464	$148,381	$147,971	$147,367
Liabilities	138,697	138,512	138,345	140,477	140,191	139,933
Equity	8,625	8,531	8,119	7,904	7,780	7,434

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

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are a major source of the Bank’s credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the creditworthiness of borrowers, the Bank’s exposure to a particular member, and the quality and value of the assets that borrowers pledge as eligible collateral.

The Bank determines the credit risk rating for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, liquidity, and capital position. Prior to November 1, 2025, the Bank assigned each borrower that is an insured depository institution a credit risk rating from 101 to 104 by utilizing an internal model (101 being the least amount of credit risk and 104 being the greatest amount of credit risk). The Bank assigned each borrower that is an insurance company a credit risk rating from 101 to 104 by utilizing an external model. The Bank assigned each borrower that is not an insured depository institution or an insurance company (including housing associates, community development financial institutions, and corporate credit unions) a credit risk rating from 101 to 104 based on an internal risk matrix developed for each entity type.

Beginning on November 1, 2025, the Bank no longer assigned each borrower a credit risk rating from 101 to 104, and transitioned to a 10 point credit risk scale rating borrowers from one to 10 according to the relative credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 being the greatest amount of the credit risk). In general, a rating of 101 in the previous rating system equates to ratings of one through four in the new rating system, a rating of 102 equates to ratings of five through six, a rating of 103 equates to a rating of seven, and a rating of 104 equates to ratings of eight through 10.
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

	As of December 31, 2025
Rating	Number of Borrowers	Par Value of Outstanding Advances
1	19	$647
2	65	4,374
3	103	54,532
4	92	20,853
5	31	4,943
6	17	9,156
7	15	594
8	—	—
9	—	—
10	—	—
Total	342	$95,099

	As of December 31, 2024
Rating	Number of Borrowers	Par Value of Outstanding Advances
101	275	$67,495
102	57	17,703
103	16	1,076
104	2	34
Total	350	$86,308

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage of the borrower’s total assets. Credit exposure is defined as the borrower’s total liabilities to the Bank, which includes the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. The Bank had no borrowers with a credit limit higher than 30 percent as of December 31, 2025.

The Bank obtains collateral on advances to protect against losses, but FHFA regulations permit the Bank to accept only certain types of collateral. The Bank secures priority interest in the collateral it receives from its members through contractual agreements and by timely perfecting its interest in accordance with applicable laws and regulations. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of December 31, 2025 and December 31, 2024. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2025	$95,099	$431,730	60.89	17.75	21.36
As of December 31, 2024	86,308	403,961	58.25	19.60	22.15
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2025 and 2024.

Investments

The Bank is subject to credit risk on investments consisting of investment securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. These investments are generally transacted with government agencies and large financial institutions that are considered to be of investment quality. The FHFA defines investment quality as a security with adequate financial backing, so that full and timely payment of principal and interest on such security is expected, and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.
In addition to FHFA regulations, the Bank has established guidelines approved by its board of directors regarding unsecured extensions of credit, with respect to term limits and eligible counterparties.
FHFA regulations prohibit the Bank from investing in any of the following securities:
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
•interest-only and principal-only stripped securities;

•residual-interest or interest-accrual classes of CMOs and REMICs;
•fixed-rate or variable-rate MBS, CMOs, and REMICs that are at rates equal to their contractual cap on the trade date and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points; and
•non-U.S. dollar denominated securities.

FHFA regulations do not permit the Bank to rely exclusively on Nationally Recognized Statistical Rating Organization (NRSRO) ratings with respect to its investments. The Bank is required to make a determination of whether a security is of investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s RMP and FHFA regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In addition to the Bank’s RMP and regulatory requirements, the Bank may limit or suspend overnight and term trading. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall investment opportunities.
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

	As of December 31, 2025
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,785	$—	$—	$1,785
Canada	1,505	—	—	1,505
Finland	737	—	—	737
France	995	—	—	995
Germany	2,850	—	10	2,860
United States of America	535	2,551	17	3,103
Total	$8,407	$2,551	$27	$10,985

	As of December 31, 2024
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	1,200	—	—	1,200
Finland	1,498	—	—	1,498
France	550	—	—	550
Germany	1,325	—	—	1,325
Japan	—	—	12	12
Netherlands	150	—	—	150
Sweden	200	—	—	200
United States of America	1,335	1,493	5	2,833
Total	$7,158	$1,493	$17	$8,668
____________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank’s unsecured credit exposure to non-U.S. government and non-U.S. government agency counterparties in its investment portfolio increased to $11.0 billion as of December 31, 2025, from $8.6 billion as of December 31, 2024. As of December 31, 2025, Australia & New Zealand Banking Group (Australia) and Landesbank Hessen-Thuringen Girozentrale (Germany) each accounted for more than 10 percent of this exposure and together represented 26.8 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agency counterparties. The total unsecured credit portfolio as of December 31, 2025, consisted primarily of federal funds sold with overnight maturities.

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
The following table presents information on the credit ratings of the Bank’s investments held as of December 31, 2025 (dollars in millions), based on their credit ratings as of December 31, 2025. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2025
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	—	360	—	—	360
U.S. Treasury obligations	—	5,594	—	—	5,594
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1,876	—	—	1,876
Government-sponsored enterprises residential	—	10,559	—	—	10,559
Government-sponsored enterprises commercial	429	14,772	—	—	15,201
Total mortgage-backed securities	429	27,207	—	—	27,636
Total investment securities	429	33,162	—	—	33,591
Other investments:
Interest-bearing deposits	—	1,004	1,547	—	2,551
Securities purchased under agreements to resell	—	3,500	—	2,000	5,500
Federal funds sold	—	3,027	5,095	285	8,407
Total other investments	—	7,531	6,642	2,285	16,458
Total carrying value	$429	$40,693	$6,642	$2,285	$50,049

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is reported separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. Thus, the Bank considers the risk of nonpayment to be zero. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale securities as of December 31, 2025.

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

The Bank evaluates its held-to-maturity securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2025 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee such that the Bank considers the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2025.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and FHFA regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2025.

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
The following table presents the derivative positions with counterparties to which the Bank had credit exposure as of December 31, 2025 (dollars in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of December 31, 2025
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$75	$—	$—	$—
Single-A	4,568	10	(10)	$—
Cleared derivatives	72,119	17	309	326
Liability positions with credit exposure:
Single-A	20,259	(105)	113	8
Total derivative positions with counterparties to which the Bank had credit exposure	$97,021	$(78)	$412	$334

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

The following table presents the Bank’s credit ratios for mortgage loans held for portfolio, along with each component of the ratio’s calculation (dollars in millions):

	As of December 31,
	2025	2024
Average mortgage loans held for portfolio outstanding during the year (1)	$84	$96
Mortgage loans held for portfolio (1)	$77	$89
Nonaccrual loans (1)	$1	$2
Allowance for credit losses on mortgage loans held for portfolio	$—	$—
Net charge-offs	$—	$—

Ratios (%)
Net charge-offs to average mortgage loans held for portfolio outstanding during the year	—	—
Allowance for credit losses to mortgage loans held for portfolio	—	—
Nonaccrual loans to mortgage loans held for portfolio	0.82	2.08
Allowance for credit losses to nonaccrual loans	—	—
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

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank’s control. In particular, during 2025, and continuing into 2026, the Bank faces business risk, which may include changes in:

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Atlanta (the "FHLBank") as of December 31, 2025 and 2024, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). We also have audited the FHLBank’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 12 and 13 to the financial statements, as of December 31, 2025, the fair value of the Bank’s derivative assets and liabilities was $334 million and $4 million, respectively. The Bank calculates the fair values of interest-rate related derivatives using a discounted cash flow model which utilizes market-observable inputs. The significant assumptions used in this model are discount rates, market indices, and market volatility.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest-rate related derivatives using independent market observable inputs, which included discount rate, market indices, and market volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
March 6, 2026

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Dollars in millions, except par value)

	As of December 31,
	2025	2024
Assets
Cash and due from banks	$19	$35
Interest-bearing deposits (including deposits with other FHLBanks of $4 and $3 as of December 31, 2025 and 2024, respectively)	2,551	1,493
Securities purchased under agreements to resell	5,500	21,200
Federal funds sold	8,407	7,158
Investment securities:
Available-for-sale securities (amortized cost of $8,908 and $4,791 as of December 31, 2025 and 2024, respectively)	8,933	4,790
Held-to-maturity securities (fair value of $24,509 and $25,140 as of December 31, 2025 and 2024, respectively)	24,658	25,443
Total investment securities	33,591	30,233
Advances	94,978	85,829
Mortgage loans held for portfolio, net	77	89
Accrued interest receivable	525	490
Derivative assets	334	445
Other assets, net	254	119
Total assets	$146,236	$147,091
Liabilities
Interest-bearing deposits	$2,463	$2,312
Consolidated obligations, net:
Discount notes	44,390	32,152
Bonds	89,251	103,699
Total consolidated obligations, net	133,641	135,851
Mandatorily redeemable capital stock	1	1
Accrued interest payable	550	721
Affordable Housing Program payable	174	157
Derivative liabilities	4	12
Other liabilities	782	104
Total liabilities	137,615	139,158
Commitments and contingencies (Note 14)
Capital
Capital stock Class B putable ($100 par value); 56,080,870 and 51,483,804 issued and outstanding shares as of December 31, 2025 and 2024, respectively	5,607	5,148
Retained earnings:
Restricted	1,041	920
Unrestricted	1,953	1,865
Total retained earnings	2,994	2,785
Accumulated other comprehensive income	20	—
Total capital	8,621	7,933
Total liabilities and capital	$146,236	$147,091

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
Interest income
Advances	$4,605	$5,467	$6,681
Interest-bearing deposits	134	168	222
Securities purchased under agreements to resell	245	324	347
Federal funds sold	573	686	717
Available-for-sale securities	325	179	79
Held-to-maturity securities	1,233	1,524	1,354
Mortgage loans	4	5	6
Total interest income	7,119	8,353	9,406
Interest expense
Consolidated obligations:
Discount notes	1,267	1,210	1,798
Bonds	4,904	6,076	6,617
Interest-bearing deposits	91	101	102
Total interest expense	6,262	7,387	8,517
Net interest income	857	966	889
Non-interest income
Standby letters of credit fees	23	17	10
Other, net	5	6	(5)
Total non-interest income	28	23	5
Non-interest expense
Compensation and benefits	87	85	80
Other operating expenses	58	55	51
Federal Housing Finance Agency	12	13	13
Office of Finance	9	9	8
Voluntary housing and community investment	46	49	19
Other, net	4	4	2
Total non-interest expense	216	215	173
Income before assessment	669	774	721
Affordable Housing Program assessment	67	77	72
Net income	$602	$697	$649

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$602	$697	$649
Other comprehensive income:
Net unrealized gains on available-for-sale securities	26	4	29
Pension and postretirement benefits	(6)	1	—
Total other comprehensive income	20	5	29
Total comprehensive income	$622	$702	$678

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2022	54	$5,397	$651	$1,632	$2,283	$(34)	$7,646
Issuance of capital stock	125	12,477	—	—	—	—	12,477
Repurchase/redemption of capital stock	(123)	(12,274)	—	—	—	—	(12,274)
Net stock reclassified to mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Comprehensive income	—	—	130	519	649	29	678
Cash dividends on capital stock	—	—	—	(408)	(408)	—	(408)
Balance, December 31, 2023	56	5,597	781	1,743	2,524	(5)	8,116
Issuance of capital stock	88	8,790	—	—	—	—	8,790
Repurchase/redemption of capital stock	(93)	(9,238)	—	—	—	—	(9,238)
Net stock reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	139	558	697	5	702
Cash dividends on capital stock	—	—	—	(436)	(436)	—	(436)
Balance, December 31, 2024	51	5,148	920	1,865	2,785	—	7,933
Issuance of capital stock	121	12,125	—	—	—	—	12,125
Repurchase/redemption of capital stock	(116)	(11,652)	—	—	—	—	(11,652)
Net stock reclassified to mandatorily redeemable capital stock	—	(14)	—	—	—	—	(14)
Comprehensive income	—	—	121	481	602	20	622
Cash dividends on capital stock	—	—	—	(393)	(393)	—	(393)
Balance, December 31, 2025	56	$5,607	$1,041	$1,953	$2,994	$20	$8,621

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities
Net income	$602	$697	$649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(82)	(58)	(10)
Net change in derivative and hedging activities	(323)	132	(470)
Net change in:
Accrued interest receivable	(32)	189	(196)
Other assets	(134)	(6)	(6)
Affordable Housing Program payable	17	49	48
Accrued interest payable	(171)	(182)	421
Other liabilities	132	5	19
Total adjustments	(593)	129	(194)
Net cash provided by operating activities	9	826	455
Investing activities
Net change in:
Interest-bearing deposits	(555)	1,210	237
Securities purchased under agreements to resell	15,700	(8,700)	(6,250)
Federal funds sold	(1,249)	1,552	(674)
Available-for-sale securities:
Purchases of long-term	(3,805)	(2,337)	(2,284)
Proceeds from maturities and paydowns	100	—	2,650
Held-to-maturity securities:
Purchases of long-term	(3,699)	(1,450)	(8,514)
Proceeds from maturities and paydowns	4,766	4,727	2,429
Advances, net	(8,787)	10,633	13,347
Mortgage loans:
Proceeds from principal collected	12	13	17
Purchases of premises, equipment, and software	(10)	(8)	(8)
Net cash provided by investing activities	2,473	5,640	950

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Dollars in millions)
	For the Years Ended December 31,
	2025	2024	2023
Financing activities
Net change in interest-bearing deposits	130	762	(237)
Proceeds from issuance of consolidated obligations:
Discount notes	278,666	237,402	227,126
Discount notes transferred from other FHLBanks	—	6	—
Bonds	187,832	160,855	186,086
Payments for debt issuance costs	(7)	(6)	(8)
Payments for maturing and retiring consolidated obligations:
Discount notes	(266,403)	(231,211)	(229,776)
Discount notes transferred to other FHLBanks	—	(2)	(11,158)
Bonds	(202,782)	(173,494)	(172,979)
Bonds transferred to other FHLBank	—	—	(250)
Proceeds from issuance of capital stock	12,125	8,790	12,477
Payments for repurchase/redemption of capital stock	(11,652)	(9,238)	(12,274)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(14)	(1)	(3)
Cash dividends paid	(393)	(436)	(408)
Net cash used in financing activities	(2,498)	(6,573)	(1,404)
Net (decrease) increase in cash and due from banks	(16)	(107)	1
Cash and due from banks at beginning of the year	35	142	141
Cash and due from banks at end of the year	$19	$35	$142
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,241	$7,109	$7,642
Affordable Housing Program assessments, net	$64	$51	$34
Noncash investing and financing activities:
Net stock reclassified to mandatorily redeemable capital stock	$14	$1	$3
Investment securities acquired with accrued liabilities	$539	$—	$—

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

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger, involuntary termination, or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are entitled to receive dividends on their capital stock, to the extent declared by the Bank’s board of directors.

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

The Bank operates one reportable segment that makes advances (loans) to and provides other limited financial services to its members to meet the housing, business, and economic development needs of the communities they serve, in accordance with its housing finance and community development mission. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the 2025 Form 10-K. The president and chief executive officer is the chief operating decision maker (CODM).

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

The following table presents revenues from transactions with individual members which amount to 10 percent or more of the Bank's total revenue, which includes interest income and non-interest income.

	For the Years Ended December 31,
	2025	2024	2023
Bank of America, National Association	$1,190	$1,380	$1,289
Truist Bank	1,018	1,085	1,831

The Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and is responsible for ensuring that the FHLBanks (1) operate in a safe and sound manner, including that they maintain adequate capital and internal controls; (2) foster liquid, efficient, competitive, and resilient national housing finance markets through their operations and activities; (3) comply with applicable laws and regulations; and (4) carry out their housing finance mission through authorized activities that are consistent with the public interest. The FHFA also establishes policies and regulations covering the operations of the FHLBanks.

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

Use of Estimates

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

Estimated Fair Values

The estimated fair value amounts, reported on the Statements of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information and reflect the Bank’s best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 13—Estimated Fair Values for additional information.

Financial Instruments Meeting Netting Requirements

The Bank presents certain financial instruments on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the Bank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. There may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in Note 12—Derivatives and Hedging Activities.

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2025 and 2024.

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide liquidity and are carried at amortized cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income. Accrued interest receivable is reported separately on the Statements of Condition. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO) including the following: Standard and Poor’s (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings. All of these investments were with counterparties rated investment grade as of December 31, 2025 and 2024. These investments are

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
evaluated at least quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank uses the collateral maintenance provision practical expedient to evaluate potential credit losses related to securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2025 and 2024. The carrying value of securities purchased under agreements excludes accrued interest receivable that was not material as of December 31, 2025 and 2024.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of December 31, 2025 and 2024. No allowance for credit losses was recorded for these assets as of December 31, 2025 and 2024. The carrying values of interest-bearing deposits and federal funds sold excludes accrued interest receivable that was not material as of December 31, 2025 and 2024.

Investments in Debt Securities

The Bank classifies investment securities as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

The Bank classifies certain investments in debt securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position. The Bank records changes in the fair value of these investments in non-interest income on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not have any investment securities classified as trading as of December 31, 2025 and 2024.

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

For investments in debt securities classified as available-for-sale, the Bank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is reported separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss).

For improvements in impaired available-for-sale securities with an allowance for credit losses, the allowance for credit losses associated with recoveries may be derecognized up to its full amount.

The Bank has not established an allowance for credit losses on its available-for-sale securities as of December 31, 2025 and 2024 because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Investments in debt securities that the Bank has both the ability and intent to hold to maturity are classified as held-to-maturity and carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is reported separately on the Statements of Condition. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

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

The Bank’s held-to-maturity securities consist of GSE debt obligations, state or local housing agency debt obligations, and mortgage-backed securities (MBS) issued by the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multi-family mortgage loans. The Bank only purchases securities considered investment quality. All of these securities were rated double-A, or above, by a NRSRO as of December 31, 2025 and 2024, based on the lowest long-term credit rating for each security.

The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of December 31, 2025 and 2024, because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Advances

The Bank reports advances (secured loans to members, former members, or housing associates) at amortized cost. Amortized cost is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program (AHP) and Community Investment Cash Advance program), net deferred fees or costs, and fair value hedge adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees, and basis adjustments on discontinued fair value hedging relationships on advances to interest income using the contractual interest method. The Bank records interest on advances to interest income as earned. Accrued interest receivable is reported separately on the Statements of Condition.

Advances are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank manages its credit exposure to advances through an integrated approach that includes (1) establishing a credit limit for each borrower; (2) an ongoing review of each borrower’s financial condition; and (3) collateral and lending policies to limit risk of loss, while balancing each borrower’s needs for a reliable source of funding. In addition, the Bank lends to financial institutions within its district and housing associates in accordance with federal statutes and FHFA regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
estimated fair value of the collateral required to secure each borrower’s advances is calculated by applying discounts to the fair value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank’s capital stock owned by its member borrower is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank’s overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank believes that these policies effectively manage credit risk from advances.

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

The Bank evaluates the credit quality of advances using a risk-based approach and taking into consideration each borrower’s financial strength. This assessment considers the payment performance and the type and amount of collateral pledged, to be the primary indicators of credit quality. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2025 and 2024.

The Bank continues to evaluate and make changes to its credit and collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2025 and 2024. There were no write-offs of advances or modifications of advances to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024. Based on the Bank’s credit analysis of members’ financial condition, prior repayment history, and the collateral pledged as security for advances, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2025 and 2024.

Prepayment Fees on Advances

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

Mortgage Loans Held for Portfolio

The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. These mortgage loans are reported at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, fair value hedge adjustments on loans initially classified as mortgage loan commitments, and direct write-downs. Accrued interest receivable is reported separately on the Statements of Condition. The Bank performs at least quarterly an assessment of its mortgage loans held for portfolio to estimate expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense).

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

FHFA regulations require that mortgage loans held in the Bank’s portfolios be credit enhanced. For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. PFIs are paid a credit enhancement fee (CE Fee) for assuming credit risk, and in some instances, all or a portion of the CE Fee may be performance based. CE Fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent that the Bank experiences losses in a master commitment, it may be able to recapture CE Fees paid to the PFI to offset these losses.

At least quarterly, the Bank performs an assessment of its conventional mortgage loans held for portfolio to estimate expected credit losses. The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. If a loan was purchased at a discount, the discount does not offset the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status. No allowance for credit losses on conventional mortgage loans was deemed necessary by the Bank as of December 31, 2025 and 2024.

The Bank offers loan modification programs for its conventional mortgage loans programs. If the terms of the modified loan are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable loans, and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. Generally, a modification would not result in a new loan because the modified terms are not as favorable to the lender as terms for comparable loans that would be offered to similar borrowers. The write-offs of conventional mortgage loans or modifications of conventional mortgage loans to borrowers experiencing financial difficulty were not material during the years ended December 31, 2025 and 2024.

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. Based on the Bank’s assessment of its servicers and the collateral backing these loans, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2025 and 2024.
R
Derivatives and Hedging Activities

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

Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in net interest income in the same line as the earnings effect of the hedged item. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and FHFA regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in non-interest income on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in non-interest income on the Statements of Income. The net result of the accounting for these derivatives does not significantly impact the Bank’s results of operations.

The net settlement of interest receivables and payables related to derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlement of interest receivables and payables related to intermediated derivatives for members and other non-qualifying hedges are recognized in non-interest income on the Statements of Income.

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

Consolidated Obligations

The Bank records consolidated obligations at amortized cost. Additionally, the Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the concessions to the Bank based upon the percentage of the debt issued that is assumed by the Bank. The Bank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The Bank accretes discounts and amortizes premiums, as well as concessions and basis adjustments on discontinued fair value hedging relationships on consolidated obligations, to interest expense using the contractual interest method over the contractual term of the corresponding consolidated obligation.

Mandatorily Redeemable Capital Stock

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

Off-Balance Sheet Credit Exposures

The Bank evaluates its off-balance sheet credit exposure on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding credit loss expense (or reversal of credit loss expense).

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of December 31, 2025 or 2024.

Restricted Retained Earnings

The Joint Capital Enhancement Agreement, as amended (Capital Agreement), provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the calendar quarter. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the Bank’s restricted retained earnings minimum (i.e., one percent of the Bank’s average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
released from restricted retained earnings. Restricted retained earnings are not available to pay dividends and are reported on a separate line on the Statements of Condition.

FHFA and Office of Finance Expenses

The FHFA allocates the FHLBanks’ portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank’s proportionate share of the Office of Finance’s operating and capital expenditures is calculated using a formula that is (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding, and (2) one-third based upon an equal pro rata allocation.

Voluntary Housing and Community Investment Expenses

The Banks’ voluntary contributions to AHP and other housing and community investment initiatives are reported on a separate line within non-interest expense on the Statements of Income.

Voluntary contributions to AHP are expensed when the Bank’s board approves the terms of the irrevocable award and the likelihood of award is probable and the amount is estimable. The amount is subject to the same regulatory requirements as statutory AHP assessments.

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund a statutory AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low and low-to-moderate-income households. The Bank recognizes the required funding for the AHP as a reduction to earnings and establishes an AHP liability. The Bank issues AHP subsidized advances that have interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the contractual interest method over the life of the advance.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting standards not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Disaggregation of Income Statement Expenses (ASU 2024-03)	The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses.	This guidance becomes effective for the annual period ended December 31, 2027, and the interim periods thereafter. Early adoption is permitted.	The Bank does not intend to adopt this guidance early. The adoption of this guidance is not expected to have an impact on the Bank's financial condition, results of operations, cash flows, or disclosures due to the existing level of disaggregation.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	The amendments in this ASU remove all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows has not been determined.

Note 3—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $10 and $8 for the years ended December 31, 2025 and 2024, respectively. There are no legal restrictions regarding the withdrawal of these funds.

Note 4—Investments in Debt Securities
Available-for-sale Securities

The following table presents available-for-sale securities. All investment securities classified as available-for-sale are fixed-rate securities.

	As of December 31,
	2025				2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$5,581	$13	$—	$5,594	$4,063	$1	$(1)	$4,063
Mortgage-backed securities:
Government-sponsored enterprises commercial	3,327	14	(2)	3,339	728	1	(2)	727
Total	$8,908	$27	$(2)	$8,933	$4,791	$2	$(3)	$4,790
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $57 and $30 as of December 31, 2025 and 2024, respectively.

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

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises commercial	$673	$(2)	$196	$—	$869	$(2)

	As of December 31, 2024
	Less than 12 Months
	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$1,441	$(1)
Mortgage-backed securities:
Government-sponsored enterprises commercial	487	(2)
Total	$1,928	$(3)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of December 31,
	2025		2024
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Due in one year or less	$1,229	$1,230	$100	$100
Due after one year through five years	4,352	4,364	3,963	3,963
Total non-mortgage-backed securities	5,581	5,594	4,063	4,063
Mortgage-backed securities (2)	3,327	3,339	728	727
Total	$8,908	$8,933	$4,791	$4,790
____________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $57 and $30 as of December 31, 2025 and 2024, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of December 31,
	2025				2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	360	2	—	362	795	3	—	798
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,876	12	(21)	1,867	2,010	2	(36)	1,976
Government-sponsored enterprises residential	10,559	43	(90)	10,512	8,420	13	(151)	8,282
Government-sponsored enterprises commercial	11,862	11	(106)	11,767	14,217	15	(149)	14,083
Total	$24,658	$68	$(217)	$24,509	$25,443	$33	$(336)	$25,140
____________
(1) Excludes accrued interest receivable of $43 and $58 as of December 31, 2025 and 2024, respectively.

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of December 31,
	2025		2024
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$101	$101	$435	$436
Due after one year through five years	200	201	301	303
Due after five years through 10 years	60	61	60	60
Total non-mortgage-backed securities	361	363	796	799
Mortgage-backed securities (2)	24,297	24,146	24,647	24,341
Total	$24,658	$24,509	$25,443	$25,140
 ____________
(1) Excludes accrued interest receivable of $43 and $58 as of December 31, 2025 and 2024, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2025	2024
Non-mortgage-backed securities:
Fixed-rate	$1	$1
Variable-rate	360	795
Total non-mortgage-backed securities	361	796

Mortgage-backed securities:
Fixed-rate	2,415	2,850
Variable-rate	21,882	21,797
Total mortgage-backed securities	24,297	24,647
Total amortized cost (1)	$24,658	$25,443
 ____________
(1) Excludes accrued interest receivable of $43 and $58 as of December 31, 2025 and 2024, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

For information related to the Bank’s credit risk on investments in debt securities and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

Note 5—Advances

The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 20 years, where the interest rates reset periodically at a fixed spread to Secured Overnight Financing Rate (SOFR) or other specified indices, or to consolidated obligation yields.

The following table presents the Bank’s advances outstanding by redemption terms.

	As of December 31,
	2025	2024
Due in one year or less	$67,939	$59,497
Due after one year through two years	13,298	9,155
Due after two years through three years	5,938	4,768
Due after three years through four years	3,002	5,327
Due after four years through five years	1,920	2,730
Due after five years	3,002	4,831
Total par value	95,099	86,308
Deferred prepayment fees	(1)	3
Discounts	(1)	(1)
Fair value hedging adjustments	(119)	(481)
Total (1)	$94,978	$85,829
___________
(1) Carrying amounts exclude accrued interest receivable of $380 and $375 as of December 31, 2025 and 2024, respectively.

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $9,226 and $6,469 as of December 31, 2025 and 2024, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2025	2024
Due or callable in one year or less	$69,378	$62,240
Due or callable after one year through two years	12,709	7,724
Due or callable after two years through three years	5,718	4,205
Due or callable after three years through four years	2,423	4,907
Due or callable after four years through five years	1,894	2,426
Due or callable after five years	2,977	4,806
Total par value	$95,099	$86,308

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $5,232 and $3,916 as of December 31, 2025 and 2024, respectively. The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2025	2024
Due or convertible in one year or less	$72,029	$63,194
Due or convertible after one year through two years	12,656	8,683
Due or convertible after two years through three years	5,433	3,994
Due or convertible after three years through four years	1,993	4,870
Due or convertible after four years through five years	1,624	1,526
Due or convertible after five years	1,364	4,041
Total par value	$95,099	$86,308

The following table presents interest-rate payment terms for advances.

	As of December 31,
	2025	2024
Fixed-rate:
Due in one year or less	$15,415	$15,669
Due after one year	17,951	21,127
Total fixed-rate	33,366	36,796
Variable-rate:
Due in one year or less	52,524	43,828
Due after one year	9,209	5,684
Total variable-rate	61,733	49,512
Total par value	$95,099	$86,308

Advance Concentrations

The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions, and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $68,719, or 72.3 percent of total advances, and $63,317, or 73.4 percent of total advances, as of December 31, 2025 and 2024, respectively.
For information related to the Bank’s credit risk on advances and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Note 6—Mortgage Loans Held for Portfolio

The Bank previously acquired fixed-rate residential mortgage loans directly from PFIs, which remained responsible for servicing and providing credit enhancements on the loans they sold to the Bank. The Bank discontinued direct purchases of these loans from PFIs in 2008. The Bank may acquire fixed-rate residential mortgage loans by participating in eligible mortgage loan pools purchased by other FHLBanks.

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2025	2024
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	76	88
Total unpaid principal balance	77	89
Total mortgage loans held for portfolio (1)	77	89
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$77	$89
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2025	2024
Conventional mortgage loans	$71	$82
Government-guaranteed or insured mortgage loans	6	7
Total unpaid principal balance	$77	$89

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. The following tables present the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of December 31,
	2025	2024
Payment status, at amortized cost:(1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	1	2
Total past due mortgage loans	4	5
Current mortgage loans	67	77
Total conventional mortgage loans	$71	$82
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

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
the FHLBanks. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the FHFA). However, if the FHFA determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the FHFA may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The FHFA reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $1,151,784 and $1,192,968 as of December 31, 2025 and 2024, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the U.S. or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $145,645 and $146,523 as of December 31, 2025 and 2024, respectively, compared to a book value of $133,641 and $135,851 in consolidated obligations as of December 31, 2025 and 2024, respectively.

General Terms

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

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have broad terms regarding principal repayment or coupon payment. One such term is the optional principal redemption consolidated obligation bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates, in accordance with the terms of the consolidated obligation bond offerings.

With respect to interest payments, in addition to fixed-rate and simple variable-rate payment terms, the Bank offers step-up/down consolidated obligation bonds. These bonds have coupons at fixed rates for specified intervals over the lives of the consolidated obligation bonds. At the end of each specified interval, the coupon rate increases (or decreases) or steps up (or steps down). These consolidated obligation bond issues generally contain call provisions enabling the bonds to be called at the Bank’s discretion.
Consolidated Obligation Bonds
The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2025	2024
Simple variable-rate	$49,594	$49,905
Fixed-rate	37,678	51,471
Step up/down	2,195	3,040
Total par value	$89,467	$104,416

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2025		2024
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$74,877	3.46	$83,164	4.17
Due after one year through two years	9,379	3.04	10,341	1.78
Due after two years through three years	2,897	2.94	6,593	2.83
Due after three years through four years	660	3.17	2,197	2.62
Due after four years through five years	1,019	4.34	1,161	3.96
Due after five years	635	3.69	960	4.13
Total par value	89,467	3.42	104,416	3.82
Premiums	4		7
Discounts	(10)		(13)
Fair value hedging adjustments	(210)		(711)
Total	$89,251		$103,699

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2025	2024
Noncallable	$64,067	$65,259
Callable	25,400	39,157
Total par value	$89,467	$104,416

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2025	2024
Due or callable in one year or less	$82,948	$99,033
Due or callable after one year through two years	4,662	2,249
Due or callable after two years through three years	1,392	1,362
Due or callable after three years through four years	70	1,307
Due or callable after four years through five years	105	70
Due or callable after five years	290	395
Total par value	$89,467	$104,416

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2025	$44,390	$44,616	3.78
As of December 31, 2024	$32,152	$32,368	4.44

Note 8—Affordable Housing Program and Voluntary Contributions
Affordable Housing Program

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

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank’s year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks’ prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2025, 2024, or 2023. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the FHFA for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2025, 2024, or 2023. The Bank had outstanding principal in AHP-related advances of $6 and $7 as of December 31, 2025 and 2024, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP contributions:

	For the Years Ended December 31,
	2025	2024	2023
AHP liability balance, at beginning of period	$157	$108	$59
Statutory AHP assessment	67	77	72
Voluntary AHP expense	14	23	11
Direct grant disbursements	(65)	(52)	(35)
Recapture amounts and other	1	1	1
AHP liability balance, at end of period	$174	$157	$108

Voluntary Contributions

In addition to the statutory AHP assessment, the Bank’s board of directors may, from time to time, authorize voluntary contributions to the AHP or other housing and community investment initiatives. The income statement effects of the Bank’s voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, the Bank has committed to make supplemental voluntary contributions to the AHP by an amount that restores the statutory AHP assessment amount to what it otherwise would have been in the absence of these effects. The supplemental voluntary contribution to AHP is expensed and disbursed in the same manner as statutory AHP assessments.

The following table presents the amount of voluntary contributions authorized by the Bank:

	For the Years Ended December 31,
	2025	2024	2023
Voluntary AHP contributions	$9	$23	$11
Voluntary non-AHP contributions	32	26	8
Total authorized voluntary housing and community investment	$41	$49	$19

Voluntary housing and community investment may be utilized through existing AHP programs or other voluntary programs may be established by the Bank to distribute those funds. The Bank funded the following voluntary non-AHP housing programs during 2025:

•Workforce Housing Plus+ Program. This program was created in response to economic dynamics across the Bank’s district. Under this program, eligible homebuyers with household incomes between 80.01 percent to 120 percent of area median income can apply for funding to put towards housing downpayments and closing costs. The properties also must be in the Bank’s district.

•Multifamily Housing Bridge Fund (Bridge Fund). This program was created to help close funding gaps for affordable multifamily rental housing projects caused by the steep rise in interest rates and construction costs. The Bridge Fund offers funding to the Bank’s member financial institutions and their community housing partners in a competitive application process. The board approved a revision to the Bridge Fund criteria in 2025. Eligible projects for the Bridge Fund include multifamily and mixed-use rental housing projects with at least 80 percent of total units targeted to households earning up to 80 percent of the area median income. Projects must be at least fifty percent complete at the time of application and demonstrate a financing gap related to an increase in construction hard costs, such as construction materials and labor. Projects also must be in the Bank’s district.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents voluntary contributions reported in non-interest expense as “Voluntary housing and community investment” on the Statements of Income which were allocated as follows:

	For the Years Ended December 31,
	2025	2024	2023
Voluntary AHP contributions:
AHP Homeownership Set-aside Program	$9	$15	$11
AHP General Fund	—	8	—
Supplemental voluntary contribution to AHP	5	—	—
Total Voluntary AHP contributions	14	23	11
Voluntary non-AHP contributions:
Workforce Housing Plus+ Program	20	20	—
Bridge Fund	12	—	8
Heirs’ Property Family Wealth Protection Fund	—	6	—
Total Voluntary non-AHP contributions	32	26	8
Total voluntary housing and community investment	$46	$49	$19

Voluntary contributions that are not disbursed, excluding voluntary AHP contributions, are included within “Other liabilities” on the Statements of Condition. The following table presents a rollforward of the Bank’s voluntary non-AHP contributions liability:

	For the Years Ended December 31,
	2025	2024	2023
Voluntary non-AHP contributions liability, at beginning of period	$6	$8	$—
Voluntary non-AHP expense	32	26	8
Payments made	(26)	(28)	—
Voluntary non-AHP contributions liability, at end of period	$12	$6	$8

Note 9—Capital

Regulatory Capital Requirements

The Bank is subject to the following three regulatory capital requirements under its capital plan, the FHLBank Act, and FHFA regulations.

Risk-Based Capital. The Bank must maintain, at all times, permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operational risk capital requirement, calculated in accordance with the rules and regulations of the FHFA. Permanent capital is defined by the FHLBank Act and regulations as the sum of retained earnings and the amounts paid-in for Class B stock. Only permanent capital satisfies the risk-based capital requirement. The FHFA may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amounts paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the FHFA. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the FHFA; therefore, the Bank’s total regulatory capital is equal to its permanent capital as of December 31, 2025 and 2024. Total regulatory capital does not include accumulated other comprehensive income (loss) but does include mandatorily redeemable capital stock.

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

The following table presents the Bank’s compliance with the FHFA’s regulatory capital rules and requirements.

	As of December 31,
	2025		2024
	Required	Actual	Required	Actual
Risk-based capital	$1,417	$8,602	$1,312	$7,935
Total regulatory capital ratio	4.00%	5.88%	4.00%	5.39%
Total regulatory capital	$5,849	$8,602	$5,884	$7,935
Leverage capital ratio	5.00%	8.82%	5.00%	8.09%
Leverage capital	$7,312	$12,904	$7,355	$11,902

Capital Stock

The Bank’s capital plan provides for three subclasses of Class B stock, as follows:

•shares of subclass B1 capital stock are issued to meet the membership stock requirement under the capital plan;

•shares of subclass B2 capital stock are issued to meet the advances activity-based stock requirement under the capital plan; and

•shares of subclass B3 capital stock are issued to meet the standby letters of credit activity-based stock requirement under the capital plan.

The following table presents the issued and outstanding shares of the Bank’s capital stock Class B subclasses.

	As of December 31,
	2025		2024
Subclass:	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount
B1 membership stock	10,698,627	$1,069	10,435,821	$1,043
B2 advances activity-based stock	45,041,666	4,504	40,858,424	4,086
B3 standby letters of credit activity-based stock	340,577	34	189,559	19
Total capital stock Class B putable	56,080,870	$5,607	51,483,804	$5,148

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

Subclass B1 capital stock

As of December 31, 2025, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.07 percent (seven basis points) of a member’s total assets as of December 31, 2024, subject to a cap of $18. The membership stock requirement is recalculated using the member’s total assets as of the preceding calendar year-end at least annually by March 31.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Subclass B2 capital stock

As of December 31, 2025, the advances activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•4.75 percent of the member’s outstanding par value of advances; and

•8.00 percent of any outstanding targeted debt or equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004, although none of these investments were outstanding as of December 31, 2025.

The advances activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2025 and 2024.

Subclass B3 capital stock

As of December 31, 2025, the standby letters of credit activity-based stock requirement was an amount equal to 0.10 percent (10 basis points) of members’ outstanding standby letters of credit.

Minimum and Excess Capital Stock

The FHLBank Act and FHFA regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and FHFA approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, FHFA regulations limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. As of December 31, 2025 and 2024, the Bank’s excess capital stock did not exceed one percent of its total assets.

A member may redeem its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member’s excess capital stock before expiration of the five-year notice period. The Bank’s authority to redeem or repurchase capital stock is subject to a number of limitations.

Capital Classification Determination

The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, that FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide that FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the date of this Report, the Bank meets the definition of “adequately capitalized,” which is the highest rating under the capital rule, based on the most recent notification provided by the Director of the FHFA.

Dividends

Under FHFA regulations, the Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends in cash or capital stock from unrestricted retained earnings and current earnings. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if a payment would cause the Bank to fail to meet any of its regulatory capital requirements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2025, 2024, and 2023.

	2025		2024		2023
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$100	7.10	$117	7.35	$78	6.37
Second quarter	96	6.85	108	7.35	99	6.50
Third quarter	98	6.60	112	7.35	127	6.97
Fourth quarter	99	6.60	99	7.35	104	7.25
Total	$393	6.78	$436	7.35	$408	6.79

Note 10—Accumulated Other Comprehensive Income (Loss)
The following table presents a summary of changes in the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(34)	$—	$(34)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	29	—	29
Net current period other comprehensive income	29	—	29
Balance, December 31, 2023	(5)	—	(5)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	4	—	4
Actuarial gain	—	1	1
Net current period other comprehensive income	4	1	5
Balance, December 31, 2024	(1)	1	—
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	26	—	26
Actuarial loss	—	(6)	(6)
Net current period other comprehensive income (loss)	26	(6)	20
Balance, December 31, 2025	$25	$(5)	$20

Note 11—Pension and Postretirement Benefit Plans

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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2024. The contributions made by the Bank during 2025 and 2024 were not more than five percent of the total contributions for the Pentegra Plan years ended June 30, 2024 and June 30, 2023.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2025	2024	2023
Net pension cost charged to compensation and benefit expense for the year ended December 31	$1	$1	$1
Pentegra Plan funded status as of July 1(1) (2)	113.79%	112.15%	113.99%
Bank’s funded status as of July 1	130.67%	131.40%	137.29%
____________
(1) The Pentegra Plan’s funded status as of July 1, 2025, is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2025 through March 15, 2026. Contributions made on or before March 15, 2026, and designated for the plan year ended June 30, 2025, will be included in the final valuation as of July 1, 2025. The final funded status as of July 1, 2025, will not be available until the Form 5500 for the plan year July 1, 2025 through June 30, 2026, is filed (this Form 5500 is due to be filed no later than April 2027).
(2) The Pentegra Plan’s funded status as of July 1, 2024, is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2024 through March 15, 2025. Contributions made on or before March 15, 2025, and designated for the plan year ended June 30, 2024, will be included in the final valuation as of July 1, 2024. The final funded status as of July 1, 2024, will not be available until the Form 5500 for the plan year July 1, 2024 through June 30, 2025, is filed (this Form 5500 is due to be filed no later than April 2026).

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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. FHFA regulations and the Bank’s risk management policy prohibit the trading or speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the Bank’s financial and risk management strategy.

The most common ways in which the Bank uses derivatives are to:

•preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

•reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;

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
Interest-Rate Swaps
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
Swaptions
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
Interest-Rate Cap and Floor Agreements

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
Investments
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
Advances
The Bank offers a variety of advance structures to meet members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed- or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap in which the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair-value hedge.
Mortgage Assets
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
Consolidated Obligations
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
Firm Commitments
The Bank may enter into a fair value hedge of a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment is recorded as a basis adjustment of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance using the level-yield method.
Financial Statement Effect and Additional Financial Information
Derivative Notional Amounts
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

	As of December 31,
	2025			2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$109,775	$104	$303	$100,529	$196	$777
Derivatives not designated as hedging instruments:
Interest-rate swaps	53	—	—	60	2	1
Total derivatives before netting and collateral adjustments	$109,828	104	303	$100,589	198	778
Netting adjustments and cash collateral (1)		230	(299)		247	(766)
Derivative assets and derivative liabilities		$334	$4		$445	$12
___________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $541 and $1,046 as of December 31, 2025 and 2024, respectively. Cash collateral received including accrued interest, was $12 and $33 as of December 31, 2025 and 2024, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following tables present the net gains (losses) on fair value hedging relationships.

	For the Year Ended December 31, 2025
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) reported on the Statements of Income	$4,605	$325	$(4,904)	$(1,267)
Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives (1)	$(119)	$(61)	$32	$1
Hedged items (2)	351	84	(501)	(4)
Net gains (losses) on fair value hedging relationships	$232	$23	$(469)	$(3)

	For the Year Ended December 31, 2024
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) reported on the Statements of Income	$5,467	$179	$(6,076)	$(1,210)
Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives (1)	$599	$94	$(377)	$(15)
Hedged items (2)	(132)	(64)	(741)	(2)
Net gains (losses) on fair value hedging relationships	$467	$30	$(1,118)	$(17)

	For the Year Ended December 31, 2023
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) reported on the Statements of Income	$6,681	$79	$(6,617)	$(1,798)
Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives (1)	$104	$(54)	$(304)	$5
Hedged items (2)	366	59	(1,015)	(13)
Net gains (losses) on fair value hedging relationships	$470	$5	$(1,319)	$(8)
____________
(1) Includes changes in fair value and net interest settlements and excludes the interest income (expense) of the respective hedged item.
(2) Includes changes in fair value and amortization and accretion of basis adjustments.
The following tables present the total basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of December 31, 2025
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortization cost of hedged asset or liability(1)	$23,557	$8,908	$36,918	$39,888
Fair value hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(120)	$79	$(204)	$9
Basis adjustments for discontinued hedging relationships included in amortized cost	1	—	(6)	—
Total amounts of fair value hedging basis adjustments	$(119)	$79	$(210)	$9

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2024
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortization cost of hedged asset or liability(1)	$24,840	$4,791	$49,795	$20,654
Fair value hedging adjustments:
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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk to its derivative transactions due to the risk of nonperformance by counterparties and manages this risk through credit analysis of derivative counterparties, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and FHFA regulations.

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

	As of December 31,
	2025		2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$81	$297	$185	$770
Cleared derivatives	23	6	13	8
Total gross recognized amount	104	303	198	778
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(73)	(293)	(177)	(758)
Cleared derivatives	303	(6)	424	(8)
Total gross amounts of netting adjustments and cash collateral:	230	(299)	247	(766)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	8	4	8	12
Cleared derivatives	326	—	437	—
Total net amounts after netting adjustments and cash collateral	$334	$4	$445	$12
________
(1)T
Note 13—Estimated Fair Values

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

Fair Value Hierarchy

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

Level 3 - unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques. The Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value Level 3 as of December 31, 2025 and 2024.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
Valuation Techniques and Primary Inputs

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of December 31, 2025 and 2024. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Fair Value Summary

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2025 and 2024. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would need to take into account future business opportunities and the net profitability of assets versus liabilities.

	As of December 31, 2025
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$19	$19	$19	$—	$—
Interest-bearing deposits	2,551	2,551	—	2,551	—
Securities purchased under agreements to resell	5,500	5,500	—	5,500	—
Federal funds sold	8,407	8,407	—	8,407	—
Available-for-sale securities (1)	8,933	8,933	—	8,933	—
Held-to-maturity securities	24,658	24,509	—	24,509	—
Advances	94,978	95,045	—	95,045	—
Mortgage loans held for portfolio, net	77	77	—	77	—
Accrued interest receivable	525	525	—	525	—
Derivative assets (1)	334	334	—	104	230
Grantor trust assets (included in Other assets) (1)	28	28	28	—	—
Liabilities:
Interest-bearing deposits	2,463	2,463	—	2,463	—
Consolidated obligations, net:
Discount notes	44,390	44,382	—	44,382	—
Bonds	89,251	89,253	—	89,253	—
Mandatorily redeemable capital stock	1	1	1	—	—
Accrued interest payable	550	550	—	550	—
Derivative liabilities (1)	4	4	—	303	(299)

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

Note 14—Commitments and Contingencies
Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the FHFA may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,017,701 and $1,056,184 as of December 31, 2025 and 2024, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the FHFA was not required to allocate any obligation among the FHLBanks, and the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of December 31, 2025 and 2024.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2025			2024
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$6,893	$26,225	$33,118	$10,251	$8,059	$18,310
Unsettled consolidated obligation bonds, at par (2)	6,200	—	6,200	—	—	—
Unsettled consolidated obligation discount notes, at par (2)	1,900	—	1,900	—	—	—
____________
(1)“Expire Within One Year” includes 30 standby letters of credit for a total of $93 and 26 standby letters of credit for a total of $59 as of December 31, 2025 and 2024, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
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

The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $158 and $29 as of December 31, 2025 and 2024, respectively.

The Bank’s operating expenses include net rental costs that were not material for the years ended December 31, 2025, 2024 and 2023. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.
The Bank may be subject to various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material effect on the Bank’s financial condition or results of operations.

Note 15—Transactions with Shareholders
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

Related Parties

In accordance with GAAP, financial statements are required to disclose material related-party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business. Under GAAP, related parties include owners of more than 10 percent of the voting interests of the Bank. Due to limits on member voting rights under the FHLBank Act and FHFA regulations, no member owned more than 10 percent of the total voting interests. Therefore, the Bank had no such related party transactions required to be disclosed for the periods presented.

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

	As of December 31, 2025
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,520	27.09	$31,501	33.12	$—	—
Bank of America, National Association	582	10.37	11,553	12.15	—	—

	As of December 31, 2024
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$964	18.72	$19,801	22.94	$—	—
Bank of America, National Association	629	12.21	12,849	14.89	—	0.01

Note 16—Transactions with Other FHLBanks

Loans to and Borrowings from Other FHLBanks

Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks. All such transactions are at current market interest rates. There were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2025 and 2024. Interest income on loans to and interest expense on borrowings from the other FHLBanks were not material during each of the years ended December 31, 2025, 2024, and 2023.

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2025	2024	2023
Investing activities:
Loans to other FHLBanks	$(300)	$—	$(1,005)
Principal collected on loans to other FHLBanks	300	—	1,005
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$4,950	$4,200	$300
Payments of short-term borrowings from other FHLBanks	(4,950)	(4,200)	(300)
Net change in borrowings from other FHLBanks	$—	$—	$—
Transfer Consolidated Obligations with other FHLBanks

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

	For the Years Ended December 31,
	2025	2024	2023
Transfer to other FHLBanks:
FHLBank Boston	$—	$2	$—
FHLBank New York	—	—	6,080
FHLBank Chicago	—	—	4,320
FHLBank Indianapolis	—	—	960
FHLBank Cincinnati	—	—	250
Total transfers to other FHLBanks	$—	$2	$11,610

Transfer from other FHLBanks:
FHLBank Boston	$—	$5	—
FHLBank Cincinnati	—	1	—
Total transfers from other FHLBanks	$—	$6	$—

Note 17— Subsequent Events

On January 29, 2026, the Bank’s board of directors approved a quarterly cash dividend at an annualized rate of 6.40 percent. The Bank paid the dividend on February 4, 2026 in the amount of $94.

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

As of December 31, 2025, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank’s management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the FHFA determines appropriate. For 2026, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. In 2025, the Bank’s board of directors was comprised of eight member directors and six independent directors. As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors under FHFA Regulations.

The FHLBank Act stipulates that all individuals serving as Bank directors must be U.S. citizens. At least a majority of the directors must be member directors and not less than two-fifths must be independent directors. Under the FHLBank Act, as amended by the Housing and Economic Recovery Act, and FHFA regulations, the term of office of each director is four years, subject to certain adjustments to achieve a staggered board. Any director that has been elected to three consecutive full terms is not eligible for election to directorship for any term that begins within two years of the expiration of the third term.

FHFA regulations stipulate the rules and process applicable to the election of board directors of the FHLBanks, therefore the board of directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election. The Bank prepares and delivers a ballot to each member that was a member as of the record date.

Member Directors

FHLBank boards are not permitted to nominate or elect member directors, except for vacant member directorships. Candidates for member directorships in a particular state are nominated by members in that state. FHFA regulations require that:

•a member directorship be held only by an officer or director of a member institution located within the Bank’s district;

•the member institution meet all minimum capital requirements established by its regulator(s); and

•the member institution be a member as of the record date established for the election of the member director.

The Bank is not permitted to establish additional eligibility criteria or qualifications for member directorships. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in their personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship.

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

FHFA regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and inform the members as part of its election notification process, however, the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2025, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2025 election notification process.

Independent Directors

Candidates for independent directorships are nominated by the Bank’s board of directors. FHFA regulations require that an independent directorship be held only by an individual:

•who is a bona fide resident of the Bank’s district;

•who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank; and

•who is not an officer of any FHLBank.

At least two of the independent directors must be public interest directors. FHFA regulations define a public interest independent director as someone having more than four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. The other independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

Any individual may submit an application form and request to be considered by the Bank to be an independent director candidate. Before nominating any individual for an independent directorship, other than for a public interest directorship, the Board must determine that the candidate’s knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to the Bank’s. FHFA regulations require the board to consult with the Bank’s Affordable Housing Advisory Council with respect to the independent directorship candidates. Further, the Bank must submit information about independent directorship candidates to the FHFA for its review prior to their nomination. After the independent director candidates are nominated by the board, the candidates are then presented to the Bank’s membership for a district-wide vote. FHFA regulations permit the Bank’s directors, officers, attorneys, employees, agents, and Advisory Council members to support the candidacy of the board’s candidates for independent directorships.

For independent directorships, candidates are elected on a district-wide basis, and the candidate(s) receiving the most votes is declared the winner. Candidates running unopposed must receive at least 20 percent of the number of votes eligible to be cast. If an unopposed candidate receives less than 20 percent of eligible votes, a new election must be conducted.

Board Vacancies

When the board has a vacancy, FHFA regulations require the board to elect a director to fill the vacancy by a majority vote of the remaining directors.

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

Name	Age	Director Since	Expiration of Current Term as Director	Board Committees
Eduardo J. Arriola(1)	53	2022	12/31/2026	(5)(8)(10)(11)
James M. Burke(1)	57	2023	12/31/2026	(6)(8)(9)(11)
Kimberly A. Casiano(2)	68	2024	12/31/2027	(5)(7)(8)(10)
Suzanne S. DeFerie(1)	69	2015	12/31/2028	(12)
Susan F. Dewey(2)(3)	69	2024	12/31/2028	(5)(8)(9)(11)
R. Thornwell Dunlap, III(1)	68	2016	12/31/2027	(13)
Scott C. Harvard(1)(4)	71	2017	12/31/2028	(6)(7)(8)(10)
Rodney E. Hood (2)	59	2025	12/31/2028	(5)(7)(8)(9)
William L. Lusk, Jr.(1)	57	2022	12/31/2029	(5)(7)(8)(9)
Kathleen C. McKinney(2)	71	2023	12/31/2026	(5)(8)(9)(11)
Brian P. McLaughlin(2)(3)	52	2022	12/31/2029	(6)(8)(10)(11)
John B. Rucker(2)	74	2017	12/31/2027	(6)(8)(10)(11)
James M. Stubbs(1)	63	2022	12/31/2029	(6)(7)(8)(9)
Richard A. Whaley(1)	66	2013	12/31/2026	(6)(7)(8)(10)
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

Chair of the board, R. Thornwell Dunlap, III has served as chief executive officer of Countrybank since 1995 and president, CEO and chair of its holding company, TCB Corporation (TCB), since 2001. He previously served as president of Countrybank from 1995 until July 2025. In his capacity as chair of TCB, Mr. Dunlap is a director of Greenwood Capital Associates, LLC, a registered investment advisory firm, owned by TCB. He is a past chair of the South Carolina Bankers Association from 2017 to 2018 and is a past president of the Independent Banks of South Carolina from 2011 to 2012. Mr. Dunlap is the past chair of Greenwood Partnership Alliance and served on the Piedmont Technical College Foundation Board of Directors. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chair of the Greenwood Rotary Club. He currently serves as chair of the Executive Committee and ex officio member of the other committees of the Bank’s board of directors.

Vice chair of the board, Suzanne S. DeFerie has served as a member of the board of directors of First Bank, a subsidiary of First Bancorp in Southern Pines, North Carolina (NASDAQ: FBNC) since October 1, 2017. She served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, from 2008 and its holding company, ASB Bancorp, Inc. (NASDAQ: ASBB), from 2011 until October 1, 2017, when the bank and holding company were acquired by First Bancorp. Ms. DeFerie also serves as a member of the board of directors for First Bancorp and was named audit committee chair in 2023. She formerly served as senior audit manager with Deloitte. Ms. DeFerie is a past member of the Community Depository Advisory Council of the Federal Reserve Bank of Richmond, past chair of the Asheville Area Chamber of Commerce and United Way of Asheville and Buncombe County, as well as past board member for the Economic Development Coalition of Asheville-Buncombe County, Mission Health System, the Asheville Area Habitat for Humanity, and the Asheville Merchants’ Fund. Ms. DeFerie currently serves the Asheville, NC community on the boards of the Community Betterment Foundation and ANC

Health Care. Ms. DeFerie is a certified public accountant. She currently serves as vice chair of the Executive Committee and ex officio member of the other committees of the Bank’s board.

Eduardo J. (“Eddy”) Arriola serves as a member of the board of directors of Seacoast National Bank (Seacoast Bank) (NASDAQ: SBCF), based in Stuart, FL. He is currently CEO of Arriola & Co. a consulting and advisory company in Coral Gables. Most recently, he served as executive vice president and market executive of Seacoast Bank from October 2022 when it acquired Apollo Bank to June 2024, when he was appointed to the Seacoast Bank board of directors. He was the founder, the chair of the board, and chief executive officer of Apollo Bank, a community bank in Miami focused on serving entrepreneurs, small businesses, family owned businesses, and professionals. Mr. Arriola acted as chair of the board and chief executive officer, until its acquisition by Seacoast Bank. He served two terms as board member of the Miami Branch of the Federal Reserve Bank of Atlanta from 2017 to 2022 and is a past board member of the Florida Bankers Association and BankServ. Mr. Arriola served as an investor and member of the board of directors of Total Bank from 2002 to 2007, and prior to founding Apollo Bank in 2010, he was involved in several entrepreneurial businesses in the technology and business service industries. He is the co-founder of Inktel, a 3,000 employee call center firm based in Miami, served as director of creative services for Avanti Case-Hoyt, a national graphic arts and printing firm, and served as a board member for gMed, a leading firm in the medical office automation space. Mr. Arriola has been a leader in matters involving international policy and commerce. He serves as the chair of the board of the Inter-American Foundation (IAF), an independent U.S. government agency created to support grassroots development in Latin America and the Caribbean. He was appointed to the IAF board by the president and confirmed by the U.S. Senate in 2012 and has continued in the role since then. Mr. Arriola has supported many local community programs and served on the board of several organizations. He received his bachelor of arts in history from Boston College and is a graduate of the Owner/President Management Program of Harvard Business School. He is also a nearly 20-year member of the Young President’s Organization. Mr. Arriola currently serves as vice chair of the Governance and Compensation Committee of the Bank’s board.

James M. Burke joined Shore United Bank and Shorebanc Shares, Inc. (NASDAQ: SHBI) as a member of the board, president and chief executive officer in 2023, following its merger with The Community Financial Corporation (NASDAQ:TCFC), of which he was a member of the board since 2021. In 2005 Mr. Burke joined Community Bank of the Chesapeake where he served as executive vice president, chief risk officer becoming president of the bank in 2016 and chief executive officer of the bank and holding company The Community Financial Corporation in 2022. Prior to joining Community Bank of the Chesapeake, Mr. Burke served as executive vice president and senior loan officer of Mercantile Southern Maryland Bank. Mr. Burke has over 30 years of banking experience. Mr. Burke is the former chair of the board of directors of University of Maryland Charles Regional Medical Center, chair of the board of directors for St. Mary’s Ryken High School, former trustee for Historic Sotterley and is active in other civic groups. Mr. Burke is a Maryland Bankers School graduate and holds a Bachelor of Arts from High Point University. He is also a graduate of the East Carolina Advanced School of Commercial Lending and attended the Harvard Business School Program on Negotiation. Mr. Burke serves as vice chair of the Finance Committee and as vice chair of the Credit and Member Services Committee of the Bank’s board.

Kimberly A. Casiano is currently a director of the Ford Motor Company (NYSE:F), where she was elected to the board of directors in 2003. She is a former director of Mutual of America Life Insurance Company from 2006 to 2025, Mead Johnson Nutrition Company from 2010 to 2017, and of Scotiabank of Puerto Rico from 2013 to 2019. Ms. Casiano has experience in financial, organizational, and risk management, having served on the audit committees of Ford Motor Company, Mutual of America Life Insurance Company, Mead Johnson Nutrition Company, and Scotiabank of Puerto Rico. Ms. Casiano’s responsibilities on the audit committee at Ford Motor Company include oversight of Ford Credit, a financial entity with over $140 billion in assets. From 2010 to the present, Ms. Casiano has been a pro bono consultant to non-profits, small companies, and C-Suite executives of major corporations on environmental, social, and board governance (ESG) topics, and business strategy, digital transformation, and organizational management. Ms. Casiano’s role as an Executive Fellow in the Harvard Business School involves teaching in both the MBA and Executive Education programs on topics such as Women in Boards, Board Preparedness, Board Dilemmas, and Board governance. Ms. Casiano received her MBA from Harvard Business School and her undergraduate degree from Princeton University. Ms. Casiano’s extensive experience in financial, organizational, and risk management along with her service as a board member to several large companies supported her nomination as an independent director. Ms. Casiano currently serves as vice chair of the Audit Committee of the Bank’s board.

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

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (NASDAQ: FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chair from 2007 to 2012. He also served on the Council of Federal Home Loan Banks. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and as a vice president of Virginia Savings Bank from 2009 to 2011. He previously served on the board of the Virginia Association of Community Banks from 2012 to 2014 and as a member of the executive committee of the Virginia Bankers Association, serving as its chair in 2018 to 2019. He also served as board chair of the Virginia Bankers Association Education Foundation until 2024. He is also a former director of Community Bankers Bank Financial Corp. and its subsidiary, Community Bankers Bank in Richmond, Virginia. Mr. Harvard has served on numerous nonprofit boards over his career, including most recently the United Way of Northern Shenandoah Valley, Shenandoah Valley Westminster Canterbury and the Shenandoah Valley Westminster Canterbury Foundation, the Top of Virginia Chamber of Commerce, and Shenandoah University. Mr. Harvard currently serves as chair of the Enterprise Risk and Operations Committee of the Bank’s board of directors.

Rodney E. Hood currently serves as board member for Zest AI and is member of Strategic Resource Management international advisory board, each since 2024. He recently served as Acting Comptroller of the Currency from February 10, 2025 to July 15, 2025 and, as such, he was the administrator of the federal banking system and chief executive officer of the Office of the Comptroller of the Currency (OCC), in this capacity he also served as a Board Member of the Federal Deposit Insurance Corporation (FDIC). He previously served as a board member of the National Credit Union Administration (NCUA) from January 2021 to January 2024 and chair of the board from April 2019 to January 2021, board chair and audit committee chair of NeighborWorks America, a nonprofit focused on affordable housing and community development from June 2023 to January 2024, he also served as a voting member of the Financial Stability Oversight Council from April 2019 to January 2021 and vice chair of the Federal Financial Institutions Examination Council from April 2019 to January 2021. Prior to that, Mr. Hood serviced as Corporate Responsibility Manager for JPMorgan Chase & Company from 2010 to 2019, vice chair of the National Credit Union Administration (NCUA) from 2005 to 2009. Mr. Hood’s experience includes banking experience in the Bank’s district with GE Capital, NationsBank (now Bank of America), Wells Fargo, JPMorgan Chase, and North Carolina Mutual Insurance Company. Mr. Hood also served as member of the Board of Governor of the University of North Carolina College System, governing body for all 17 public universities and hospitals in North Carolina from 2013 to 2017. Mr. Hood holds a Bachelor of Arts in Business Administration, Political Science and Speech Communications from the University of North Carolina, Chapel Hill. Mr. Hood’s substantial knowledge and experience in financial management, organizational management, and risk management practices supported his nomination as an independent director of the Bank.

William L. (“Chip”) Lusk, Jr. has served as chief executive officer of the IDB Global Federal Credit Union since 2016. Prior to leading IDB Global, Mr. Lusk was chief operating officer and chief financial officer for Georgia’s Own Credit Union from 2011 to 2015. From 1999 to 2011, he served as chief financial officer, executive vice president, and secretary of the board of First Security Group, Inc. (NASDQ: FSGI) and FSGBank, NA. From 1991 to 1999, he served in various roles, including vice president, controller, and director of strategic planning, for Pioneer Bancshares, Inc., an SEC registrant, and Pioneer Bank. He is currently a member of the District of Columbia Financial Literacy Council. Previously, Mr. Lusk served on the DC Credit Union Foundation Board, Habitat for Humanity Board, the YoungLife Committee, Episcopal Migration Ministries and the Rotary Club. Mr. Lusk earned his bachelor’s degree from the University of Georgia, an MBA from the University of Tennessee, and a BAI banking certification from the University of Wisconsin Graduate School of Banking. Mr. Lusk currently serves as chair of the Audit Committee of the Bank’s board of directors.

Kathleen C. McKinney is Senior Counsel, Public Finance, of Haynsworth Sinkler Boyd, P.A. She has been an attorney with Haynsworth Sinkler Boyd since 1995 and was previously associated with the McNair Law firm from 1981 until 1995. She served as an independent director of the FHLBanks Office of Finance Board of Directors from 2010 until 2022. Ms. McKinney assists healthcare and educational institutions in mergers, acquisitions, expansions and affiliations, with a focus on addressing legal strategies for taxable and tax-exempt debt and other financing options. She has also been bond, issuers’, disclosure and underwriters’ counsel in revenue bond issues, resulting in $4 billion of capital investment in South Carolina in the past three years. She serves as bond counsel for many of South Carolina’s leading hospitals. Ms. McKinney also serves as bond counsel for colleges and universities, charter schools, foundations and continuing care retirement and life care projects. She served as president of the National Association of Bond Lawyers and is ranked in Chambers USA and has been elected to Super Lawyers in South Carolina. She has assisted in establishing best practices in corporate governance for public and nonprofit institutions. She is past chair of Spartanburg Methodist College Board of Trustees, Furman University Board of Trustees and an Woodlands at Furman and serves on the Endowment Committee of the Metropolitan Arts Council in Greenville. Ms. McKinney’s extensive legal and regulatory experience on financing transactions as well as her experience on board of directors of the Office of Finance for 12 years in which she was a member of the audit and governance committees supported her nomination as an independent director. Ms. McKinney currently serves as chair of the Finance Committee of the Bank’s board of directors.

Brian P. McLaughlin is the co-founder and Managing Director of PlanitWorks, LLC, a vertically integrated real estate planning, engineering, and financing firm specializing in distributed energy and sustainable affordable housing development. Mr. McLaughlin is also a Principal of b3advisory, LLC, a boutique consulting firm specializing in real estate project design and capitalization. Prior to these roles, he served as the inaugural president of Enterprise Community Development, Inc. from 2019 to 2023 establishing the company as one of the 10 largest nonprofit providers of affordable housing in the United States. Across his career, Mr. McLaughlin served in various technical and leadership roles in mission driven organizations seeking to expand housing and economic opportunity, including eight years in various roles at Fannie Mae (from 2000 to 2003 and again later from 2006 to 2011). From 2003 to 2006, Mr. McLaughlin was Assistant Secretary of the Maryland Department of Housing and Community Development, where he led its division responsible for neighborhood revitalization programs and investment. In 2014 Mr. McLaughlin co-founded Lantian Development, Inc, a Maryland real estate investment and development firm, where he served as founding CEO and later as chief investment officer until his departure in 2019. He has served on the boards of Neighborhood Housing Services of Baltimore, the Fund for Educational Excellence, the Community Preservation and Development Corporation, and currently serves on the board of Northern Virginia Affordable Housing Alliance since 2022 and the Baltimore Branch Board of the Federal Reserve Bank of Richmond since 2022. Mr. McLaughlin’s expertise in the area of affordable housing, his breadth of experience and deep understanding of the inequities in the housing market, his regulatory and credit experience, as well as his experience with government sponsored enterprises, supported his nomination as an independent and public interest director. Mr. McLaughlin currently serves as chair of the Housing and Community Investment Committee of the Bank’s board.

John B. Rucker served as managing director of Stifel, Nicolaus & Company, Incorporated (Stifel), a full-service brokerage and investment banking firm from 2015 until his retirement in February 2025. He managed Stifel’s affordable housing practice nationally. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was acquired by Stifel in 2015. He is also a registered municipal advisor. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chair from 2014 to 2015 and as its chair in 2016. Mr. Rucker also serves on the board of CAHEC since 2022, an affordable housing tax-credit syndicator. Mr. Rucker’s experience in derivatives/hedging, affordable housing, letters of credit, large commercial banks, and information technology supported his nomination as an independent director. Mr. Rucker currently serves as the chair of the Governance and Compensation Committee of the Bank’s board of directors.

James M. (“Jimmy”) Stubbs has served as chief executive officer and director of River Bank & Trust since its formation in 2006, and as a director of its holding company, River Financial Corporation (OTC: RVRF), since 2006. Mr. Stubbs is the former chair and current board member of the Alabama Bankers Association. He currently serves as a board member for the Business Council of Alabama, the Montgomery Chamber Committee of 100, the YMCA of Montgomery Endowment Foundation. Mr. Stubbs is a Leadership Alabama Class of 2007 alumnus and a member of the River Region United Way’s Tocqueville Society and the Wetumpka Lions Club. He is a lifetime member of the Auburn Alumni Association and the Alabama Cattlemen’s Association. He graduated from Auburn University with a BS degree in 1985 and obtained an executive MBA degree from Troy University in 2005 and completed LSU Graduate School of Banking. He currently serves as chair of the Credit and Member Services Committee and as vice chair of the Enterprise Risk and Operations Committee of the Bank’s board of directors.

Richard A. Whaley has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chair of the Georgia Bankers Association from October 2010 to June 2012. He also served as chair of the Georgia Bankers Association Insurance Trust, Inc. from 2018 to 2025. Mr. Whaley served as Chair of the Council of FHLBanks in 2020. Mr. Whaley served in the U.S. Army from 1982 to 1986.

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

Director Independence, Compensation Committee, Audit Committee, and Audit Committee Financial Expert

General

The board of directors of the Bank is required to evaluate the independence of the directors as described under the Independent Directors heading above, and under two distinct director independence standards. First, FHFA regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, SEC rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors under FHFA Regulations. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, as the Bank’s capital stock may only be owned by members, former members, and certain non-members, the Bank’s directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to, and does, engage in transactions with the Bank on a regular basis.

FHFA Regulations Regarding Independence for Audit Committee composition

The FHFA’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the FHFA’s independence standards, regardless of whether he or she serves on the Audit Committee. As of the date of this Report, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of the date of this Report that directors Casiano, Dewey, Hood, McKinney, McLaughlin, and Rucker are each an independent director. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution may routinely engage in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, DeFerie, Rucker, Arriola, Casiano, Harvard, McLaughlin and Whaley. As the Bank’s Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE’s standards for compensation committees. The board determined that, as of the date of this Report, each of directors Casiano, Dewey, Hood, McKinney, McLaughlin, and Rucker was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors are independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Dunlap, DeFerie, Lusk, Casiano, Arriola, Dewey, Hood, and McKinney. The board determined that, as of the date of this Report each of directors Casiano, Dewey, Hood, McKinney was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Dunlap, DeFerie, Lusk, Casiano, Arriola, Dewey, Hood and McKinney is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of the date of this Report, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the FHFA’s standards applicable to the Bank’s Audit Committee.

Board Leadership Structure and Risk Oversight

The directors are nominated and elected in accordance with applicable law and FHFA regulations. As required by applicable law, the chair and vice chair of the board are elected by a majority of all the directors of the Bank from among the directors of the Bank for two-year terms, and since Bank officers may not serve as directors of the Bank, neither the board chair or vice chair position can be filled by the president and chief executive officer of the Bank.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2025 has at any time been an officer or employee with the Bank. None of the Bank’s executive officers served during 2025 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank’s board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Reginald T. O’Shields	55	President and Chief Executive Officer
Haig H. Kazazian, III	60	Executive Vice President and Chief Financial Officer
Jefrino Afonso	62	Executive Vice President and Chief Information Officer
Joel C. Badger	59	Executive Vice President and Chief Audit Officer
Alp E. Can	50	Executive Vice President and Chief Risk Officer
Dawn M. Gehring	53	Executive Vice President and Chief Human Resources Officer
Jonathan D. Parness	51	Executive Vice President, Chief Legal and Compliance Officer
Scott M. Brennan	49	Senior Vice President and Director of Sales
James Canty	49	Senior Vice President and Treasurer
Cristina M. Cowan	56	Senior Vice President and Director of Enterprise Risk Management
Colin Gatewood	46	Senior Vice President and Director of Business Operations
Andrew S. Locker	53	Senior Vice President, General Counsel, Corporate Secretary and Director of Compliance
Leslie H. Schreiner	62	Senior Vice President and OMWI Director
William T. Shaw	54	Senior Vice President and Chief Accounting Officer and Controller
Tomeka L. Strickland	52	Senior Vice President and Director of Community Investment Services

Reginald T. O’Shields has served as president and chief executive officer effective on January 1, 2026. He previously served as chief legal and compliance officer since February 14, 2022, and as director of enterprise solutions since 2019, having been promoted to executive vice president effective in 2020. In those prior roles, he was in charge of managing the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters and overseeing all Bank programs related to strategic planning, corporate communications, marketing, government and industry relations, and community investment services. Mr. O’Shields joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006, deputy general counsel in 2007 and deputy general counsel director of legal services in 2011. He served as senior vice president, general counsel since 2011 and chief compliance and ethics officer since 2018. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland, Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Haig H. Kazazian, III has served as chief financial officer since November 2019. He has served as executive vice president effective on January 1, 2022, having previously served as senior vice president since 2014, and as treasurer from 2013 to October 2019. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product development in 2001, first vice president in 2005, manager of national accounts and capital markets trading in 2009 and manager of treasury analysis and national accounts sales and trading in 2011. Mr. Kazazian oversees the Bank’s business operations, accounting services, member sales, trading and education, and treasury function. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Jefrino Afonso has served as executive vice president effective on January 1, 2025. He joined the Bank as senior vice president, chief information officer on April 25, 2022. In his current role, he oversees all aspects of the Bank’s information technology, including information security, infrastructure, operations, support center, telephony, software development, and enterprise architecture. Prior to joining the Bank, Mr. Afonso spent 16 years with Elavon, a division of US Bank, where he was responsible for various technology systems servicing internal and external customers. Previously, in 2005, Mr. Afonso worked as an independent mergers and acquisitions consultant for CompuCredit, a financial services provider, and was chief information officer/executive director for Associated Hygienic Products, a paper product manufacturing company, from 2001 to 2004. Mr. Afonso earned a B.S. in mathematics from St. Xavier’s College in Mumbai, India, and a B.S. in computer science from Loyola University in New Orleans.

Joel C. Badger has served as chief audit officer since 2019, and as executive vice president effective January 1, 2026. In his current role, he is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the FHFA. Mr. Badger reports directly to the audit committee of the board of directors. Mr. Badger joined the Bank in 2004 as vice president and senior financial risk auditor, was promoted to audit director of capital markets in 2006 and to first vice president in 2007. He gained audit responsibility for information technology in 2014 and has served as deputy chief audit officer since 2016, having been promoted to senior vice president effective on January 1, 2020. Mr. Badger earned a M.B.A in finance from Georgia State University and a B.S. degree in management with concentrations in accounting and economics from the Georgia Institute of Technology. Mr. Badger is a certified public accountant, certified investments and derivatives auditor, certified internal auditor, certified information systems auditor, certified in risk and information systems control, and a certified risk management auditor. Prior to joining the Bank, Mr. Badger was with Branch Banking and Trust, Wachovia Bank, and the Federal Reserve Bank of Atlanta.

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

Dawn M. Gehring has served as chief human resources officer since 2021, having previously served as director of human resources since 2016. She has served as executive vice president effective on January 1, 2024 and as senior vice president since 2021. Ms. Gehring is responsible for executing the Bank’s human resources strategies to include: talent acquisition, total rewards, talent management, employee experience, and human resources compliance. Ms. Gehring also leads the Bank’s staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. Prior to joining the Bank, Ms. Gehring served as vice president of global human resources for a multi-national service provider in the power and energy industry. In this role, she was a member of the Executive Leadership Team, and was compliance officer for the company, responsible for the strategic management of a variety of human resources functions. Ms. Gehring’s additional experience includes human resources roles in the manufacturing and consumer products industries. Ms. Gehring earned a B.A from the University of Iowa.

Jonathan D. Parness has served as executive vice president, chief legal and compliance officer effective on January 1, 2026, having previously served as deputy general counsel and director of legal services since 2022 and as first vice president, associate general counsel since 2021. Mr. Parness oversees the Bank’s legal department covering a wide variety of corporate, securities, finance, compliance and regulatory matters. In addition, he is responsible for overseeing all Bank programs related to strategic planning, corporate communications, government and industry relations, and strategic vendor and records management. Mr. Parness joined the Bank in 2005 as an attorney and earned promotions to senior attorney in 2008, assistant general counsel in 2009, associate general counsel in 2017 and deputy general counsel in 2022. Prior to joining the Bank, he was in private legal practice with Alston & Bird LLP in Atlanta and Washington, D.C.. He earned a J.D. from The George Washington University Law School, a B.A. in history from Emory University, and an M.B.A. from Kennesaw State University.

Scott M. Brennan has served as director of sales since 2014, having been promoted from first vice president to senior vice president effective on January 1, 2019. He joined the Bank in 2001 as a relationship manager in the Bank’s member sales and trading department, serving as senior relationship manager from 2006 to 2013, having been promoted from vice president to first vice president in 2014. Mr. Brennan earned a B.S. from Franklin and Marshall College.

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

Cristina M. Cowan has served as senior vice president, director of enterprise risk management effective on January 1, 2024, having served in that role as first vice president since 2023 and previously as director of enterprise risk governance and operations since 2019. She is responsible for the Bank’s enterprise risk management program and for providing oversight for many of the Bank’s governance programs including risk appetite and risk assessment. Ms. Cowan joined the Bank in 2007 as the enterprise operational risk project manager and earned promotions to assistant vice president and enterprise operational risk manager in 2013 and vice president and manager of enterprise risk governance and operations in 2014. Prior to joining the Bank, Ms. Cowan was senior vice president of operational risk reporting and analysis for Citigroup in New York. Ms. Cowan earned a master’s degree in information technology from American Intercontinental University and an undergraduate degree from the University of Georgia.

Colin Gatewood has served as senior vice president, director of business operations effective on November 1, 2025, having served as first vice president and director of asset liability management since 2014 and director of balance sheet management since 2021. He is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances, stock and purchased mortgage portfolios, as well as managing the operations of wires, safekeeping and member support. Mr. Gatewood joined the Bank as an intern in 2002 and earned promotions to strategic planning analyst in 2003, capital markets analyst in 2006, asset liability management and mortgage portfolio analyst in 2011. He earned a B.S. in Chemical Engineering, a B.S. in Economics, each from the Georgia Institute of Technology, an M.S. in mathematical risk management and M.B.A.-Finance, each from Georgia State University.

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

Leslie H. Schreiner has served as Office of Minority and Women Inclusion (OMWI) director since March 2025 focusing on statutory OMWI compliance, having previously served as senior vice president, chief diversity, equity, and inclusion officer since January 1, 2023 and as first vice president since July 2018. Ms. Schreiner joined the Bank in 2007 as director of accounting automation and technical compliance. From 2016 to 2018, she served as director of strategic planning and accounting services, responsible for the Bank’s strategic planning and budgeting process, business intelligence initiatives, as well as accounts payable, fixed assets and expense reimbursement. Prior to joining the Bank, she held various senior accounting roles with Resources Global, Primis and Information America. Ms. Schreiner earned a B.A. in accounting from University of Georgia and M.B.A in Finance from Georgia State University. She is a certified public accountant, certified diversity professional and a certified diversity, equity, and inclusion coach.

William T. Shaw has served as chief accounting officer and controller of the Bank since March 2025, having served as controller since 2014. He was promoted from first vice president to senior vice president effective on January 1, 2019. Mr. Shaw oversees the Bank’s accounting, financial reporting, accounting policy, budgeting, and derivatives hedge accounting. Mr. Shaw joined the Bank in 2008 as manager of accounting policy and was subsequently promoted to director of accounting policy and financial reporting. Prior to joining the Bank, Mr. Shaw served as assistant controller for First Charter Corporation, Director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and was a manager with PricewaterhouseCoopers LLP. He received his B.S. in accounting and Master’s Degree in accountancy from Brigham Young University. He is also a certified public accountant.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2025 compensation program for:

•the chief executive officer;
•the chief financial officer;
•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2025; and
•one additional individual who served as an executive officer during 2025 but was not serving as a named executive officer on December 31, 2025.

These executive officers are collectively referred to as the Bank’s “named executive officers.” The Bank’s named executive officers during 2025 were:

•Kirk R. Malmberg, who was the Bank’s president chief executive officer during 2025, until his retirement on December 31, 2025;
•Haig H. Kazazian, III, executive vice president and chief financial officer;
•Jefrino Afonso, executive vice president and chief information officer effective as of January 1, 2025;
•Alp. E. Can, executive vice president and chief risk officer;
•Reginald T. O’Shields, current president and chief executive officer effective as a January 1, 2026 and served as executive vice president and chief legal and compliance officer during 2025; and
•K. Annette Hunter, who served as executive vice president and director of business operations until her retirement on September 12, 2025.

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

Elements of Compensation

The Bank compensates its executive officers with a combination of base salary, incentive compensation, and benefits. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as qualified and non-qualified defined benefit and qualified and non-qualified defined contribution retirement plans, to motivate long-term performance and encourage retention. Because the Bank is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design. The elements of the Bank’s compensation program for executive officers, and the objective of each compensation element, are described below.

Base salary.

Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive’s base salary is also used as a basis in calculating the executive’s annual incentive award opportunity, as described below.

Incentive compensation.

The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of fifty percent of any ICP granted to a named executive officer is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentives). The named executive officers’ ICP awards and Deferred Incentives are subject to adjustment or forfeiture in certain events as described below under “2025 Weights and Awards-Incentive Compensation Plan Award Adjustment or Forfeiture.”

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

The CEO reviews and recommends to the board the base salary of the officers who report directly to him and who are senior vice president and higher-level officers. The CEO also approves the base salary of all other senior vice president officers (other than the chief audit officer) within an overall budget approved by the board of directors.

Use of compensation consultant.

The governance and compensation committee of the board of directors selected and engaged Aon plc (Aon) to provide assistance in evaluating the Bank’s executive compensation programs for 2025. Aon reported directly to the committee and the board with respect to executive compensation.

Consideration of competitive compensation levels.

The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process for 2025, the board considered base salary, bonus compensation, total cash compensation, long-term compensation and total direct compensation at two peer groups consisting of (1) the other FHLBanks and (2) commercial banks with assets between $10 billion and $20 billion, consistent with guidance provided by the FHFA. The companies included in these peer groups are listed below in “Compensation Decisions for 2025 – Overview.” With respect to Mr. Malmberg and Mr. Kazazian, the board also considered the peer group of public proxy peers with assets between $10 billion and $20 billion. Generally, it is the Bank’s overall intent to provide executive officers with total direct compensation, comprised of base salary and targeted incentive opportunities, at or above the competitive market median for comparable positions, recognizing other comparable financial institutions provide equity awards that the Bank is unable to provide. However, when setting the compensation for the Bank’s executives, the board did not target any named executive officer’s compensation to a specific quartile of such executive officer’s comparable position in the peer groups.

The Bank is exempt from SEC proxy rules and certain compensation disclosure that is required in proxy statements and accordingly does not provide member advisory “say on pay” votes regarding executive compensation.

FHFA oversight of executive compensation.

Pursuant to the Housing and Economic Recovery Act, the Director prohibits the FHLBanks from providing to any executive officer compensation that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. FHLBanks may not transfer, disburse, or pay compensation to any executive officer, or enter into an agreement with such executive officer, without the approval of the Director. Pursuant to this authority and a FHFA final rule on executive compensation (12 CFR Part 1230), the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. The Housing and Economic Recovery Act also sets rules on permissible “golden parachute” payments and authorizes the Director to prohibit the Bank from making any such payments to its officers, employees, and directors. The Director has the power to approve, disapprove, or modify the executive compensation of the FHLBanks.

In addition, FHFA Advisory Bulletin 2009-AB-02 established five principles for executive compensation by the FHLBanks and the Office of Finance:

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

The FHFA requires that the FHLBanks maintain a risk management program to assess and manage potential risks relating to management’s performance goals, objectives, and compensation structure. The FHFA may prohibit or restrict a significantly undercapitalized FHLBank from taking certain actions relating to the compensation of its executives, including paying any bonus to an executive officer or increasing an executive officer’s salary, without the prior written approval of the Director. The Bank was not undercapitalized during 2025.

Compensation Decisions for 2025

Overview

The board of directors bases its compensation decisions on both objective criteria related to the Bank’s performance and subjective criteria related to each executive’s performance. Among the various criteria the board considered in evaluating the named executive officers’ performance were:

•achievement of performance objectives for 2025 as determined by the board;

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

•the Bank’s 2025 financial results.

As part of the compensation review process for compensation to be paid in 2025, the board engaged Aon in 2024 to provide competitive market compensation ranges for Mr. Malmberg, Mr. Kazazian, Mr. Afonso, Mr. Can, Mr. O’Shields, and Ms. Hunter

(Aon Study). The Aon Study involved an analysis of total compensation for comparable positions in the following peer groups (i) all other FHLBanks and the Office of Finance and (ii) other 50 institutions, which are commercial banks with assets between $10 billion and $20 billion:

(i) First peer group:

Federal Home Loan Bank of Boston
Federal Home Loan Bank of Chicago
Federal Home Loan Bank of Cincinnati
Federal Home Loan Bank of Dallas
Federal Home Loan Bank of Des Moines
Federal Home Loan Bank of Indianapolis
Federal Home Loan Bank of New York
Federal Home Loan Bank of Pittsburgh
Federal Home Loan Bank of San Francisco
Federal Home Loan Bank of Topeka
Federal Home Loan Banks - The Office of Finance

(ii) Second peer group:

BancFirst Corporation	Hope Bancorp, Inc.
Banner Corporation	Independent Bank Corp.
Bell State Bank & Trust	Independent Bank Group, Inc.
Berkshire Hills Bancorp, Inc.	International Bancshares Corporation
Bremer Financial Corporation	Live Oak Bancshares, Inc.
Brookline Bancorp, Inc.	Mechanics Bank
Central Bancompany, Inc.	Merchants Bancorp
Columbia Financial, Inc.	NBT Bancorp Inc.
Community Bank System Inc.	Northwest Bancshares, Inc.
CVB Financial Corp.	OceanFirst Bank
Dime Community Bancshares, Inc.	OceanFirst Financial Corp.
Eagle Bancorp Inc. - MD	Pacific Premier Bank
Enterprise Financial Services Corp	Provident Financial Services
FB Financial Corporation	Renasant Corporation
First Bancorp	Sandy Spring Bank
First Busey Corporation	Seacoast Banking Corporation of Florida
First Commonwealth Financial Corporation	ServisFirst Bancshares, Inc.
First Financial Bancorp	Stellar Bancorp, Inc.
First Financial Bankshares, Inc.	TowneBank - VA
First Foundation Inc.	TriState Capital
First Merchants Corporation	Trustmark Corporation
First United Bank – OK	Veritex Holding
Heartland Financial USA, Inc.	Washington Trust Bank
Hilltop Holdings Inc.	WesBanco, Inc.

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

2025 Base Salary

In setting the base salaries of the named executive officers for 2025, the board took into consideration the results of the Aon Study to provide market-competitive compensation levels, and other factors such as engagement and retention of a highly effective executive team, role responsibilities compared to the peer groups, individual experience and performance and overall Bank performance. After reviewing the Aon Study, the Bank’s performance and the performance of each of the named executive officers during fiscal year 2024, the board set the named executive officers’ salaries at the following amounts for 2025:

Name	2025 Base Salary	Percent Change from 2024
Kirk R. Malmberg (1)	$1,074,938	5.00
Haig H. Kazazian, III	530,000	5.16
Jefrino Afonso	436,000	12.08
Alp E. Can	560,000	3.51
Reginald O'Shields	504,000	4.13
K. Annette Hunter (2)	424,500	3.03
__________
(1) Mr. Malmberg retired from the Bank on December 31, 2025.
(2) Ms. Hunter retired from the Bank effective September 12, 2025.

The board based these decisions, in part, on the following:

•Business results generated during 2024;

•Safe and sound operations during 2024; and

•Comparable compensation provided at similar organizations, as reflected in the Aon Study

Incentive Compensation

The following table presents the 2025 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.
2025 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	60.00	80.00	100.00
Executive Vice Presidents	35.00	60.00	85.00

For 2025, the board established five incentive goals under the ICP, which supported focus on members, affordable housing and community development, financial and risk management performance. Each of these goals is described in more detail below. Awards for the chief risk officer included risk management and individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the Bank’s annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting the various performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2025. A description of each of the performance metrics, and the performance against such metrics in 2025, is provided following the table.
2025 Weights and Awards

Former President and Chief Executive Officer
(Mr. Malmberg)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Member Focus: Member Engagement	30.00	18.00	24.00	30.00
Housing Mission Focus: Housing Mission Member Engagement	15.00	9.00	12.00	15.00
Housing Mission Focus: Voluntary Program Launch and Disbursement	15.00	9.00	12.00	15.00
Financial Focus: Return on Equity as a Spread to Average SOFR	20.00	12.00	16.00	20.00
Risk Management Focus: Risk Management Key Risk Indicators	20.00	12.00	16.00	20.00
Total	100.00	60.00	80.00	100.00

Executive Vice President
(Mr. Kazazian, Mr. O’Shields, Mr. Afonso, and Ms. Hunter)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Member Focus: Member Engagement	30.00	10.50	18.00	25.50
Housing Mission Focus: Housing Mission Member Engagement	15.00	5.25	9.00	12.75
Housing Mission Focus: Voluntary Program Launch and Disbursement	15.00	5.25	9.00	12.75
Financial Focus: Return on Equity as a Spread to Average SOFR	20.00	7.00	12.00	17.00
Risk Management Focus: Risk Management Key Risk Indicators	20.00	7.00	12.00	17.00
Total	100.00	35.00	60.00	85.00

Executive Vice President and Chief Risk Officer
(Mr. Can)		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management Focus: Risk Management Key Risk Indicators	50.00	17.50	30.00	42.50
Individual and Team Goals	50.00	17.50	30.00	42.50
Total	100.00	35.00	60.00	85.00

The Member Focus - Member Engagement goal measured the average utilization of the Bank’s products and services by members during 2025. Performance under this measure was determined by calculating the total product utilization by members as of December 31, 2025, referred to as activity points, over the daily average number of members for each business day of 2025. The performance goals were 1.90 (threshold), 2.20 (target) and 2.55 (maximum) activity points per member. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2025, the Bank achieved a member activity performance score of 2.40 engagement points per member. Based on 2025 performance, the board awarded between the target and maximum level for this goal.

The Housing Mission Focus - Housing Mission Member Engagement goal measured the member participation in Affordable Housing Program. Under this measure, the performance goals required 200 (threshold), 235 (target), and 275 (maximum) activity points. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2025, the Bank achieved 420 housing engagement points. Based on that achievement, the board awarded the maximum level for this goal.

The Housing Mission Focus – Voluntary Program Launch and Disbursement goal measured the launch and disbursement of the Workforce Housing Plus+ program and Multifamily Housing Bridge Fund to disburse down payment assistance funds to qualifying homebuyers in 2025. Under this measure, the performance goals required disbursement and/or commitment of 50 percent (threshold), 75 percent (target), and 85 percent (maximum) of the funds allocated to the Workforce Housing Plus+ Voluntary Program and Multifamily Housing Bridge Fund. This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. As of December 31, 2025, 100 percent of funds were disbursed and/or committed. Based on that achievement, the board awarded the maximum level for this goal.

The Risk Management Focus - Risk Management Key Risk Indicator goal involved managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (whose overall weighting for this goal was higher, consistent with his role as chief risk officer), and performance was determined on an overall Bank-wide basis. As of December 31, 2025, the Bank achieved a risk appetite performance score of 99.09 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Financial Focus - Return on Equity Spread to Average SOFR performance goal related to the Bank’s ROE amount in excess average SOFR. For ICP purposes, ROE is adjusted for additional voluntary housing contributions. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as SOFR increases and remained subject to certain accounting adjustments which were not deemed necessary. For 2025, the performance goals were 130 basis points (threshold), 150 basis points (target), and 170 basis points (maximum). This goal was substantially the same for each named executive officer, with the exception of Mr. Can (who did not have this performance metric), and performance was determined on an overall Bank-wide basis. In 2025, the Bank’s adjusted ROE spread to average SOFR was 313 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

Mr. Can’s individual and team goals included designing enhanced credit risk management program. Based upon performance in 2025, Mr. Can was awarded the maximum level for these goals.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.
2025 Incentive Compensation Plan Awards

Name	Member Engagement %	Housing Mission Focus: Community Investment Cash Advance Volume	Housing Mission Focus: Voluntary Program Launch and Commitment/Disbursement	ROE Spread to average SOFR (%)	Risk Management: Key Risk Indicators (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
Kirk R. Malmberg (1)	27.43	15.00	15.00	20.00	19.27	N/A	96.70	Target-Maximum	$1,039,027	$—
Haig H. Kazazian, III	22.28	12.75	12.75	17.00	16.09	N/A	80.87	Target-Maximum	428,441	214,221
Jefrino Afonso	22.28	12.75	12.75	17.00	16.09	N/A	80.87	Target-Maximum	352,294	176,147
Alp E. Can	N/A	N/A	N/A	N/A	40.21	42.50	82.71	Target-Maximum	463,081	231,540
Reginald T. O'Shields	22.28	12.75	12.75	17.00	16.09	N/A	80.87	Target-Maximum	407,453	203,726
K. Annette Hunter (2)	22.28	12.75	12.75	17.00	16.09	N/A	80.87	Target-Maximum	244,184	—
__________
(1) Mr. Malmberg retired from the Bank on December 31, 2025, and in accordance with the terms of the Bank’s incentive compensation plan, his total calculated award was not subject to deferral.
(2) Ms. Hunter retired from the Bank effective September 12, 2025, and in accordance with the terms of the Bank’s incentive compensation plan, her total calculated award was not subject to deferral.

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table, is included in the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below, along with interest earned in 2025 on Deferred Incentives. For the Bank’s current named executive officers, the Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2027-2029) on the following schedule, subject to certain adjustment and forfeiture provisions discussed below:

Deferred Incentive Payout Schedule

Payment Year	Payment
2027	1/3 of balance (± 1-year return)
2028	1/2 of balance (± 2-year return)
2029	Remaining balance (± 3-year return)

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

No adjustments to ICP performance measures or Earned Awards were made for ICP awards, nor were reductions or eliminations of payments of Deferred Incentives made for named executive officers in 2025.

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

The Bank offers the named executive officers a limited number of perquisites, including an annual physical examination, reimbursement for guest activities at certain business functions, and financial planning services. For Mr. Malmberg, the Bank also provided an automobile allowance of up to $1,500 per month. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

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

Employment Agreement.

The Bank entered into an Employment Agreement with Mr. Malmberg effective on May 28, 2021 (Employment Agreement), which terminated on December 31, 2025 upon his retirement. The Bank then entered into an Employment Agreement with Mr. O’Shields effective on January 1, 2026 with terms substantially similar to those of Mr. Malmberg’s Employment Agreement.

Under the Employment Agreement, Mr. Malmberg’s employment with the Bank could have been terminated by the Bank with or without “cause,” or by Mr. Malmberg with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement had an initial three-year term and will continue to extend automatically for subsequent one-year periods unless either party elected not to renew. Mr. Malmberg was entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provided for certain severance benefits for Mr. Malmberg separately from those under the Change in Control Severance Plan, which are discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. Malmberg to the president and CEO position. None of these amounts were due to Mr. Malmberg as a result of the termination of his employment agreement due to his retirement.

Change in Control Severance Plan.

Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. During 2025, Mr. Malmberg, Mr. Kazazian, Mr. Afonso, Mr. Can, Ms. Hunter, and Mr. O’Shields were eligible to participate in the Severance Plan. The Severance Plan is discussed below under “Potential Payments upon Termination or Change in Control.” Ms. Hunter ceased to be a participant of the Severance Plan upon her retirement on September 12, 2025 and Mr. Malmberg ceased to be a participant upon his retirement on December 31, 2025.

Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in this Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by all current directors who were serving during 2025.

BOARD OF DIRECTORS

R. Thornwell Dunlap, III, Chair	Suzanne S. DeFerie, Vice Chair
Eduardo J. Arriola	William L. Lusk, Jr.
James M. Burke	Kathleen C. McKinney
Kimberly A. Casiano	Brian P. McLaughlin
Susan F. Dewey	John B. Rucker
Scott C. Harvard	James M. Stubbs
Rodney E. Hood	Richard A. Whaley

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2025, 2024, and 2023. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2025 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (3)	Non-Equity Incentive Plan Compensation (e) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (5)	All Other Compensation (g) (6)	Total (h)
Kirk R. Malmberg Former President and Chief Executive Officer (1)	2025	$1,074,938	$1,700	$1,108,481	$369,594	$563,574	$3,118,287
	2024	1,023,750	200	1,076,813	204,594	363,974	2,669,331
	2023	975,000	100	984,581	391,594	313,224	2,664,499
Haig H. Kazazian, III Executive Vice President and Chief Financial Officer	2025	530,000	200	457,377	1,176,000	33,138	2,196,715
	2024	504,000	200	450,820	344,000	31,216	1,330,236
	2023	480,000	100	418,846	740,000	30,541	1,669,487
Jefrino Afonso Executive Vice President and Chief Information Officer (2)	2025	436,000	200	369,791	—	82,863	888,854
Alp E. Can Executive Vice President and Chief Risk Officer	2025	560,000	2,200	493,636	120,000	198,588	1,374,424
	2024	541,000	200	478,213	—	174,276	1,193,689
	2023	520,000	100	443,838	159,000	169,866	1,292,804
Reginald O'Shields President and Chief Executive Officer (1)	2025	504,000	200	435,507	830,000	34,016	1,803,723
	2024	484,000	200	433,540	233,000	32,444	1,183,184
	2023	465,000	2,100	406,228	500,000	32,763	1,406,091
K. Annette Hunter Executive Vice President and Director of Business Operations (1)	2025	302,048	1,500	259,560	1,492,038	71,263	2,126,409
	2024	412,000	200	366,353	348,000	25,864	1,152,417
	2023	400,000	100	344,731	500,000	26,858	1,271,689
__________
(1) Mr. Malmberg retired from the Bank effective December 31, 2025. During 2025, Mr. O’Shields previously served as Executive Vice President and Chief Legal and Compliance Officer and was promoted to President and Chief Executive Officer effective on January 1, 2026. The information reflects Mr. O’Shields position in 2025. Ms. Hunter retired from the Bank effective September 12, 2025.
(2) Mr. Afonso was not a named executive officer in 2024 or 2023.
(3) The amounts in column (d) reflect an annual $200 employee appreciation bonus provided to each employee of the Bank, with the exception of Ms. Hunter who retired on September 12, 2025. The Bank provides all employees of the Bank, including the named executive officers, a tax gross-up on this bonus, which amount is included in column (g). The 2025 bonus amount includes a retirement award payment of $1,500 for Mr. Malmberg and Ms. Hunter, and a $2,000 award payment for Mr. Can under the Bank’s Service Award Program to recognize employees with five or more years of service.
(4) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2025, 2024, and 2023 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, payment of the 2025 non-equity incentive compensation awards was subject to a 30-day review period and receipt of non-objection by the FHFA. The Bank received written non-objection from the FHFA on February 12, 2026. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2025: $69,454 for Mr. Malmberg, $28,936 for Mr. Kazazian, $17,497 for Mr. Afonso, $30,555 for Mr. Can, $28,054 for Mr. O’Shields, and $15,376 for Ms. Hunter.
(5) The amounts in column (f) reflects the aggregate change in the actuarial present value of the named executive officer’s aggregate pension benefits under the Bank’s Pension Plan and the Bank’s Defined Benefit Equalization Plan (DBEP) during each fiscal year, computed as described in footnote (1) to the 2025 Pension Benefits table. For Mr. Malmberg, Mr. Kazazian, Mr. Can, Mr. O’Shields, and Ms. Hunter the aggregate actuarial present value for pension benefits under the Bank’s Pension and DBEP Plans increased by $369,594, $1,176,000, $120,000, $830,000, and $1,492,038, respectively. There were no above-market earnings on nonqualified deferred compensation during 2025. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(6) The amounts in column (g) for 2025 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan	Matching contributions under the Bank’s non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (1)	Tax Gross-ups (2)	Other (3)	Total
Kirk R. Malmberg	$21,000	$378,414	$18,864	$593	$144,703	$563,574

Haig H. Kazazian, III	21,000	10,788	1,263	87	—	33,138

Jefrino Afonso	35,000	47,755	23	85	—	82,863

Alp E. Can	21,000	176,609	23	956	—	198,588

Reginald T. O'Shields	9,311	20,920	3,693	92	—	34,016
						—
K. Annette Hunter	10,770	7,347	8,751	666	43,729	71,263
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
(3) These amounts represent the annual leave cash-out payout to Mr. Malmberg and Ms. Hunter that were paid in connection with the termination of their employment.

Awards of Incentive Compensation in 2025

The following table provides information concerning each grant of an award to a named executive officer in 2025 under the ICP.
2025 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
Kirk R. Malmberg	$644,963	$859,950	$1,074,938
Haig H. Kazazian, III	185,500	318,000	450,500
Jefrino Afonso	152,600	261,600	370,600
Alp E. Can	196,000	336,000	476,000
Reginald O'Shields	176,400	302,400	428,400
K. Annette Hunter	105,717	181,229	256,741
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2025. The actual amounts earned pursuant to the ICP during 2025 are reported under column (e) of the 2025 Summary Compensation Table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis. Incentive Compensation.”

Retirement Benefits

Pension Benefits

The 2025 Pension Benefits table below provides information with respect to the Pentegra Plan, which is the Bank’s tax-qualified pension plan (Pension Plan), and the Bank’s non-qualified Defined Benefit Equalization Plan (DBEP). The table shows the actuarial present value of accumulated benefits as of December 31, 2025, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

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

Mr. Kazazian, Mr. Can, Mr. O’Shields and Ms. Hunter participate in the Pension Plan on these terms because they were hired before July 1, 2005. Each of them has attained eligibility for immediate early retirement. Until his retirement, Mr. Malmberg also participated in the Pension Plan on these terms and at a level consistent with his original date of hire. (Mr. Malmberg received a distribution from the Pension Plan following his retirement in 2020; but he re-entered the Pension Plan when he was appointed CEO in 2021.)

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

2025 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
Kirk R. Malmberg (2)	Pension Plan	28.58	$2,818,000	$154,594
	DBEP	N/A	—	—
Haig H. Kazazian, III	Pension Plan	30.00	2,443,000	—
	DBEP	30.00	4,309,000	—
Jefrino Afonso (3)	Pension Plan	—	—	—
	DBEP	—	—	—
Alp E. Can	Pension Plan	20.58	964,000	—
	DBEP	N/A	—	—
Reginald T. O'Shields	Pension Plan	22.58	1,355,000	—
	DBEP	22.58	2,446,000	—
K. Annette Hunter	Pension Plan	23.08	1,950,000	—
	DBEP	23.08	—	3,068,038
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2025, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 5.61 percent discount rate; a 4.47 percent discount rate was used to calculate benefits under the DBEP.
(2) Mr. Malmberg did not re-enter participation in the DBEP upon his appointment as CEO in 2021.
(3) Mr. Afonso is not eligible to participate of the Pension Plan because he was hired after March 1, 2011.

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

As at December 31, 2025, Malmberg and Can were eligible for an executive retirement benefit within the DCBEP based on hire or promotion date and ineligibility to participate in the Bank’s non-qualified defined benefit equalization plan. Afonso was eligible for an executive retirement benefit within the DCBEP based on hire and promotion date and ineligibility to participate in the Bank’s qualified defined benefits plan and non-qualified defined benefit equalization plan. As such, Malmberg and Can each received a contribution equivalent to 20 percent of base pay offset by contributions to the 401(k) Plan which was paid during the year and a contribution equivalent to 20 percent of any bonuses paid in 2025. Afonso received a contribution equivalent to 15 percent of base pay offset by contributions to the 401(k) Plan which was paid during the year and a contribution equivalent to 15 percent of any bonuses paid in 2025.

The following table presents compensation earned and deferred in 2025, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2025 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
Kirk R. Malmberg	$55,788	$378,458	$171,655	$—	$1,871,582
Haig H. Kazazian, III	—	10,788	20,160	—	150,923
Jefrino Afonso	101	51,181	10,243	—	97,020
Alp E. Can	2,591	176,609	165,449	—	1,197,210
Reginald O'Shields	66,769	20,920	66,180	—	1,652,763
K. Annette Hunter	25,640	7,347	91,525	(803,711)	—
_________
(1) Amounts under column (b), if any, are included in salary reported for 2025 in column (c) of the 2025 Summary Compensation Table.
(2) Amounts under column (c), if any, are included in all other compensation amounts reported for 2025 in column (g) of the 2025 Summary Compensation Table.
(3) Amounts under column (d), if any, reflect actual market returns for mutual funds selected by participants.
(4) To the extent that a participant was a named executive officer in prior years, executive and Bank contributions included in the “Aggregate Balance at Last Fiscal Year End” column have been reported as compensation in the Summary Compensation Table for the applicable year.

Potential Payments upon Certain Termination Events or Change in Control
Malmberg Employment Agreement
Mr. Malmberg’s Employment Agreement terminated on December 31, 2025 upon his retirement. Effective January 1, 2026, the Bank entered into an Employment Agreement with Mr. O’Shields on terms substantially similar to Mr. Malmberg’s Employment Agreement.
Mr. Malmberg’s Employment Agreement provided that upon the Bank’s termination of his employment for any reason other than “cause,” or upon Mr. Malmberg’s termination of his employment for “good reason,” the Bank would pay a total of one year’s base salary in effect at the date of termination in a lump sum within 30 days after Mr. Malmberg executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. Malmberg’s incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. Malmberg would be employed that year. The incentive compensation award would be based on the Bank’s actual performance for the year in which termination occurs and would be payable at the time such incentive compensation awards would be paid to other senior executives. In addition, Mr. Malmberg would be entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement. Mr. Malmberg did not receive any severance or healthcare replacement costs in connection with his retirement from the Bank.

Under Mr. Malmberg’s Employment Agreement, “cause” was defined to include:

•Mr. Malmberg’s failure to perform substantially his duties;

•his engagement in illegal conduct or gross misconduct injurious to the Bank;

•a written request from the FHFA or any other regulatory agency or body requesting that the Bank terminate his employment;

•crimes involving a felony, fraud or other dishonest acts;

•certain other notices from or actions by the FHFA;

•his breach of fiduciary duty or breach of certain covenants in the Employment Agreement;

•his refusal to comply with a lawful directive from the Chair of the board of directors or from the board of directors; or

•his material breach of the Employment Agreement.

The Employment Agreement defined “good reason” to include:

•a material diminution in Mr. Malmberg’s base salary or in his authority;

•the Bank requiring Mr. Malmberg to be based at any office or location other than in Atlanta, Georgia; or

•a material breach of the Employment Agreement by the Bank.

The following table presents information about potential payments to Mr. Malmberg under his Employment Agreement if his employment had terminated on or before December 31, 2025 as a result of the termination events listed above or change in control, none of which occurred. He would also not have been entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise. As noted above, Mr. Malmberg did not receive any severance or healthcare replacement costs in connection with his retirement from the Bank.

Potential Payments upon Termination

Termination	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2025 ICP Award	Deferred Incentive for Prior Periods	Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	1,039,027	1,076,149	1,074,938	54,721	—	—	3,244,835
Resignation For Good Reason	1,039,027	1,076,149	1,074,938	54,721	—	—	3,244,835

In the event of a termination of employment by one of the other named executive officers, during 2025, such named executive officers would have been entitled to receive amounts earned during their terms of employment, regardless of the manner in which their employment terminated, on the same terms generally applicable to all employees of the Bank. These amounts include:

•Severance, if and as determined at the sole discretion of the board;

•Amounts accrued and vested through the Bank’s Pension Plan and the DBEP (the Bank’s qualified and non-qualified defined benefit plans);

•Up to three months of incremental service under the Bank’s Pension Plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay;

•Amounts accrued and vested through the 401(k) Plan and the DCBEP (the Bank’s qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank’s DCP; and

•Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.
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
Change in Control Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. During 2025, Mr. Malmberg, Mr. Kazazian, Mr. Afonso, Mr. Can, Mr. O’Shields and Ms. Hunter were participants in the Severance Plan. Ms. Hunter ceased to be a participant of the Severance Plan upon her retirement on September 12, 2025 and Mr. Malmberg ceased to be a participant upon his retirement on December 31, 2025.

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

•a written request from the FHFA requesting that the Bank terminate the participant’s employment;

•crimes involving a felony, fraud or other dishonest acts;

•certain other notices from or actions by the FHFA;

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

Under the terms of the Severance Plan, if there is a Qualifying Termination during the period beginning on the earliest of the date a definitive agreement or order for a Change in Control has been entered, or the effective date of a Change of Control as prescribed by the FHFA, and ending, in all cases, twenty-four (24) months following the effective date of the Change in Control, the participant becomes entitled to certain severance payments and benefits.
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

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Each Mr. Malmberg, Mr. Kazazian, Mr. Afonso, Mr. Can, Mr. O’Shields, and Ms. Hunter have executed a participation agreement to become participants in the Severance Plan. Ms. Hunter ceased to be a participant of the Severance Plan upon her retirement on September 12, 2025 and Mr. Malmberg ceased to be a participant upon his retirement on December 31, 2025.

The following table presents information about potential payments under the Severance Plan in the event that a Change in Control had occurred and their employment had terminated due to a Qualifying Termination on or before December 31, 2025, none of which has occurred. None of the participants would have been entitled to any gross-up payments on taxes incurred with respect to any severance, whether under Section 280G of the tax code or otherwise.

Potential Payments upon Qualified Termination Following a Change in Control(1)

	2025 ICP Award	Separation Payment	Medical, Dental, and Vision Insurance Benefits	Outplacement Assistance		Total
Kirk R. Malmberg	$1,039,027	$2,687,345	$54,721	$7,500		$3,788,593
Haig H. Kazazian, III	428,441	927,500	55,643	7,500		1,419,084
Jefrino Afonso	352,294	763,000	41,041	7,500	1163835	1,163,835
Alp E. Can	463,081	980,000	18,032	7,500		1,468,613
Reginald T. O'Shields	407,453	882,000	55,643	7,500	1352596	1,352,596
____________
(1) Qualifying Termination means a termination without cause or a resignation for good reason. In order to receive severance under the Severance Plan, a Qualifying Termination must occur within 24 months following the effective date of a Change in Control. Ms. Hunter retired on September 12, 2025, and was not eligible to participate in the Severance Plan on December 31, 2025. While the table includes values for Mr. Malmberg, we note that his retirement on December 31, 2025, would not have constituted a Qualifying Termination under the Severance Plan.

CEO Pay Ratio Disclosure Rule
The following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of the Bank’s president and CEO in 2025, Mr. Malmberg, to the median of the annual total compensation of the Bank’s other employees. The Bank identified the median employee in 2025 by examining the 2025 base pay for all 350 individuals, excluding the CEO, who were employed by the Bank on December 1, 2025 (annualized for any permanent full- or part-time employees that were not employed by the Bank for all of 2025). The Bank calculated the annual total compensation for such employee using the same methodology the Bank uses for its named executive officers as set forth in the 2025 Summary Compensation Table included earlier in this Executive Compensation section of the Report. For the year ended December 31, 2025, the Bank’s median employee total annual compensation was $191,489, the CEO’s total annual compensation was $3,118,287; and the ratio of CEO to median employee compensation was,16.28 to 1.
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
During 2025, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.
2025 Annual Director Compensation Limits

Title	Annual Cap Amount
Chair of the Board	$160,000
Vice Chair of the Board	142,000
Chair of the Audit Committee	137,000
Chair of the Governance and Compensation Committee	137,000
Chair of the Enterprise Risk Management Committee	135,000
Other Committee Chairs	130,000
All Other Directors	123,000

Under the 2025 Directors’ Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director’s annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 16, 2024 and ended January 30, 2025 (the last day of the first scheduled in-person board meeting for 2025). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 14, 2025 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviews the cumulative attendance and performance of each director during the year and, in consultation with the chair of the board, may recommended to the board a reduction, elimination or increase in the final payment opportunity for each director, provided that no increase may exceed the applicable annual compensation cap. No such adjustment was made for 2025.

The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2025. Directors are eligible to participate in the Bank’s DCP. Directors Arriola, Dunlap, Rucker, and Whaley elected to defer compensation for 2025.

2025 Director Compensation
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c) (1)	(d)	(e)
Eduardo J. Arriola	$123,000	$816	*	$123,816
James M. Burke	123,000	—	*	123,000
Kimberly A. Casiano	123,000	—	*	123,000
Susan F. Dewey	123,000	—	*	123,000
Suzanne S. Deferie	142,000	—	*	142,000
R. Thornwell Dunlap, III	160,000	7,487	*	167,487
Scott C. Harvard	135,000	—	*	135,000
Rodney E. Hood	70,286	—	*	70,286
William L. Lusk, Jr.	137,000	—	*	137,000
Kathleen C. McKinney	130,000	—	*	130,000
Brian P. McLaughlin	130,000	—	*	130,000
John B. Rucker	137,000	2,208	*	139,208
James M Stubbs	123,000	—	*	123,000
Richard A. Whaley	130,000	3,375	*	133,375
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

	Commercial Banks	Credit Unions	Insurance Companies	Savings Institutions	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2025	$3,757	$1,115	$661	$67	$7	$1	$5,608
December 31, 2024	3,245	1,208	643	47	5	1	5,149
December 31, 2023	3,722	1,236	587	47	5	—	5,597
December 31, 2022	3,395	1,114	452	433	3	—	5,397
December 31, 2021	1,094	704	265	317	3	1	2,384

The following table presents information about those members that are beneficial owners of more than five percent of the Bank’s outstanding capital stock as of February 28, 2026.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	16,645,919	26.43
100 North Tryon Street
NC1-007-06-11
Charlotte, NC 28255
Truist	12,799,016	20.32
214 N Tryon Street
Charlotte, NC 28202
Navy Federal Credit Union	3,172,523	5.04
820 Follin Lane
Vienna, VA 22180

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table presents these institutions as of February 28, 2026.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Seacoast National Bank	Stuart, FL	521,597	0.83
First Bank	Southern Pines, NC	85,881	0.14
River Bank & Trust	Prattville, AL	74,320	0.12
Shore United Bank, N.A.	Easton, MD	43,955	0.07
IDB Global Federal Credit Union	Washington, DC	19,077	0.03
First Bank	Strasburg, VA	14,209	0.02
Citizens Bank of Americus	Americus, GA	5,787	0.01
Countybank	Greenwood,SC	5,373	0.01
Community Bankers' Bank	Midlothian,VA	4,329	0.01

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

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate PwC fees billed to (or accrued by) the Bank (dollars in thousands).

	For the Years Ended December 31,
	2025	2024
Audit fees(1)	$1,076	$1,125
Audit-related fees(2)	73	71
All other fees(3)	2	2
Total fees	$1,151	$1,198
____________
(1) Audit fees and expenses for the years ended December 31, 2025 and 2024 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2025 and 2024 were for certain FHLBank System assurance and related services, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2025 and 2024 related to software license fees.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $82,149 and $75,252 in 2025 and 2024, respectively, are not included in the table above.

The Bank is exempt from ordinary federal, state, and local taxation, except employment and real property taxes. No tax-related fees were paid to PwC during the years ended December 31, 2025 and 2024.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the chair and the vice chair of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The chair or the vice chair must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. For the years ended December 31, 2025 and 2024, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238 )

Statements of Condition as of December 31, 2025 and 2024
Statements of Income for the Years Ended December 31, 2025, 2024, and 2023
Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
Statements of Capital Accounts for the Years Ended December 31, 2025, 2024, and 2023
Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
Notes to Financial Statements

(b)    Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Exhibit Description	Form	Dated Filed
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta.	8-K	10/26/12
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through December 11, 2021).	8-K	12/11/21
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta.	8-K	10/8/21
4.2	Description of the Bank’s Capital Stock.	10-K	3/7/25
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (Amended and Restated effective as of February 1, 2023).*	10-Q	5/12/23
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision).*	8-K	1/9/09
10.3	Form of Officer and Director Indemnification Agreement.*	10-12G	3/17/06
10.4	Federal Home Loan Bank of Atlanta 2026 Directors’ Compensation Policy.*
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (Amended and Restated as of January, 2022).*	10-Q	5/6/22
10.6	Employment Agreement effective as of January 1, 2026 between the Bank and Reginald T. O’Shields *	8-K/A	12/5/25
10.7	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017.*	10-K	3/9/17
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.	10-K	3/9/17
10.9	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks.	8-K	8/5/11
19.1	Insider Trading Policy	10-K	3/7/25
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	March 6, 2026	By /s/ Reginald T. O’Shields
Name: Reginald T. O’Shields Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2026	By /s/ Reginald T. O’Shields
Name: Reginald T. O’Shields
Title: President and Chief Executive Officer

Date:	March 6, 2026	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian, III
Title: Executive Vice President and Chief Financial Officer

Date:	March 6, 2026	By /s/ William T. Shaw
Name: William T. Shaw
Title: Senior Vice President
and Chief Accounting Officer and Controller

Date:	March 6, 2026	By /s/ R. Thornwell Dunlap, III
Name: R. Thornwell Dunlap, III
Title: Chair of the Board of Directors

Date:	March 6, 2026	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Vice Chair of the Board of Directors

Date:	March 6, 2026	By /s/ Eduardo J. Arriola
Name: Eduardo J. Arriola
Title: Director

Date:	March 6, 2026	By /s/ James M. Burke
Name: James M. Burke
Title: Director

Date:	March 6, 2026	By /s/ Kimberly A. Casiano
Name: Kimberly A. Casiano
Title: Director

Date:	March 6, 2026	By /s/ Susan F. Dewey
Name: Susan F. Dewey
Title: Director

Date:	March 6, 2026	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 6, 2026	By /s/ Rodney E. Hood
Name: Rodney E. Hood
Title: Director

Date:	March 6, 2026	By /s/ William L. Lusk, Jr
Name: William L. Lusk, Jr
Title: Director

Date:	March 6, 2026	By /s/ Kathleen C. McKinney
Name: Kathleen C. McKinney
Title: Director

Date:	March 6, 2026	By /s/ Brian P. McLaughlin
Name: Brian P. McLaughlin
Title: Director

Date:	March 6, 2026	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 6, 2026	By /s/ James M. Stubbs
Name: James M. Stubbs
Title: Director

Date:	March 6, 2026	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Director