Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Atlanta
filed 2026-05-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2026 was 69,353,783.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of March 31, 2026	As of December 31, 2025
Assets
Cash and due from banks	$112	$19
Interest-bearing deposits (including deposits with other FHLBanks of $3 and $4 as of March 31, 2026 and December 31, 2025, respectively)	2,520	2,551
Securities purchased under agreements to resell	5,250	5,500
Federal funds sold	14,222	8,407
Investment securities:
Available-for-sale securities (amortized cost of $11,517 and $8,908, includes $8 and $0 pledged as of March 31, 2026 and December 31, 2025, respectively)	11,519	8,933
Held-to-maturity securities (fair value of $23,279 and $24,509 as of March 31, 2026 and December 31, 2025, respectively)	23,428	24,658
Total investment securities	34,947	33,591
Advances	95,908	94,978
Mortgage loans held for portfolio, net	75	77
Accrued interest receivable	497	525
Derivative assets	315	334
Other assets, net	267	254
Total assets	$154,113	$146,236
Liabilities
Interest-bearing deposits	$2,531	$2,463
Consolidated obligations, net:
Discount notes	35,773	44,390
Bonds	105,683	89,251
Total consolidated obligations, net	141,456	133,641
Mandatorily redeemable capital stock	5	1
Accrued interest payable	578	550
Affordable Housing Program payable	181	174
Derivative liabilities	8	4
Other liabilities	626	782
Total liabilities	145,385	137,615
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value); 56,898,024 and 56,080,870 as of March 31, 2026 and December 31, 2025, respectively	5,689	5,607
Retained earnings:
Restricted	1,069	1,041
Unrestricted	1,973	1,953
Total retained earnings	3,042	2,994
Accumulated other comprehensive (loss) income	(3)	20
Total capital	8,728	8,621
Total liabilities and capital	$154,113	$146,236

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Interest income
Advances	$1,033	$1,108
Interest-bearing deposits	27	31
Securities purchased under agreements to resell	46	62
Federal funds sold	140	144
Available-for-sale securities	99	60
Held-to-maturity securities	261	309
Mortgage loans	1	1
Total interest income	1,607	1,715
Interest expense
Consolidated obligations:
Discount notes	407	228
Bonds	975	1,257
Interest-bearing deposits	20	23
Total interest expense	1,402	1,508
Net interest income	205	207
Noninterest income (loss)
Standby letters of credit fees	8	4
Other, net	4	1
Total noninterest income	12	5
Noninterest expense
Compensation and benefits	23	22
Other operating expenses	15	14
Federal Housing Finance Agency	2	3
Office of Finance	3	2
Voluntary housing and community investment	15	11
Other, net	1	1
Total noninterest expense	59	53
Income before assessment	158	159
Affordable Housing Program assessment	16	16
Net income	$142	$143

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Net income	$142	$143
Other comprehensive income:
Net unrealized losses on available-for-sale securities	(23)	(3)
Total comprehensive income	$119	$140

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2024	51	$5,148	$920	$1,865	$2,785	$—	$7,933
Issuance of capital stock	23	2,240	—	—	—	—	2,240
Repurchase/redemption of capital stock	(22)	(2,223)	—	—	—	—	(2,223)
Net stock reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income (loss)	—	—	29	114	143	(3)	140
Cash dividends on capital stock	—	—	—	(100)	(100)	—	(100)
Balance, March 31, 2025	52	$5,164	$949	$1,879	$2,828	$(3)	$7,989

Balance, December 31, 2025	56	$5,607	$1,041	$1,953	$2,994	$20	$8,621
Issuance of capital stock	40	4,007	—	—	—	—	4,007
Repurchase/redemption of capital stock	(39)	(3,864)	—	—	—	—	(3,864)
Net stock reclassified to mandatorily redeemable capital stock	—	(61)	—	—	—	—	(61)
Comprehensive income (loss)	—	—	28	114	142	(23)	119
Cash dividends on capital stock	—	—	—	(94)	(94)	—	(94)
Balance, March 31, 2026	57	$5,689	$1,069	$1,973	$3,042	$(3)	$8,728

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$142	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(155)	(269)
Net change in derivative and hedging activities	123	(141)
Net change in:
Accrued interest receivable	28	(23)
Other assets	(14)	(7)
Affordable Housing Program payable	7	9
Accrued interest payable	28	(27)
Other liabilities	(8)	(11)
Total adjustments	9	(469)
Net cash provided by (used in) operating activities	151	(326)
Investing activities
Net change in:
Interest-bearing deposits	56	(802)
Securities purchased under agreements to resell	250	6,200
Federal funds sold	(5,815)	(3,626)
Available-for-sale securities:
Purchases of long-term	(2,535)	(935)
Held-to-maturity securities:
Purchases of long-term	(277)	(1,030)
Proceeds from maturities and paydowns	1,231	1,081
Advances, net	(996)	384
Mortgage loans:
Proceeds from principal collected	3	3
Purchases of premises, equipment, and software	(2)	(1)
Net cash (used in) provided by investing activities	(8,085)	1,274

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Three Months Ended March 31,
	2026	2025
Financing activities
Net change in interest-bearing deposits	74	(74)
Proceeds from issuance of consolidated obligations:
Discount notes	75,022	49,186
Bonds	54,866	67,057
Payments for debt issuance costs	(3)	(1)
Payments for maturing and retiring consolidated obligations:
Discount notes	(83,483)	(72,050)
Bonds	(38,441)	(44,942)
Proceeds from issuance of capital stock	4,007	2,240
Payments for repurchase/redemption of capital stock	(3,864)	(2,223)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(57)	(1)
Cash dividends paid	(94)	(100)
Net cash provided by (used in) financing activities	8,027	(908)
Net increase in cash and due from banks	93	40
Cash and due from banks at beginning of the period	19	35
Cash and due from banks at end of the period	$112	$75
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,470	$1,720
Affordable Housing Program assessment, net	$14	$10
Noncash investing and financing activities:
Net capital stock reclassified to mandatorily redeemable capital stock	$61	$1
Investment securities acquired with accrued liabilities	$392	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year 2026, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which are contained in the Bank’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2026 (Form 10-K).

The Bank operates one reportable segment that makes advances (loans) and provides other limited financial services to its members to meet the housing, business, and economic development needs of the communities they serve, in accordance with its housing finance and community development mission. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity of the Bank is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Bank’s Form 10-K. There have been no changes to the Bank’s accounting policies as of March 31, 2026. The president and chief executive officer is the chief operating decision maker (CODM).

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of March 31, 2026 and December 31, 2025. No allowance for credit losses was recorded for these assets as of March 31, 2026 and December 31, 2025. The carrying values of these assets exclude accrued interest receivable that was not material as of March 31, 2026 and December 31, 2025.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2026 and December 31, 2025. The carrying values of securities purchased under agreements to resell exclude accrued interest receivable that was not material as of March 31, 2026 and December 31, 2025.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting standards not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	The amendments in this ASU remove all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows.
Note 2—Investments in Debt Securities

Available-for-sale Securities

The following table presents available-for-sale securities.

	As of March 31, 2026				As of December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,056	$9	$(1)	$6,064	$5,581	$13	$—	$5,594
Mortgage-backed securities:
Government-sponsored enterprises commercial	5,461	13	(19)	5,455	3,327	14	(2)	3,339
Total	$11,517	$22	$(20)	$11,519	$8,908	$27	$(2)	$8,933
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $49 and $57 as of March 31, 2026 and December 31, 2025, respectively.

The following tables present available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury obligations	$997	$(1)	$—	$—	$997	$(1)
Mortgage-backed securities:
Government-sponsored enterprises commercial	3,123	(17)	222	(2)	3,345	(19)
Total	$4,120	$(18)	$222	$(2)	$4,342	$(20)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises commercial	$673	$(2)	$196	$—	$869	$(2)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,214	$2,216	$1,229	$1,230
Due after one year through five years	3,842	3,848	4,352	4,364
Total non-mortgage-backed securities	6,056	6,064	5,581	5,594
Mortgage-backed securities (2)	5,461	5,455	3,327	3,339
Total	$11,517	$11,519	$8,908	$8,933
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $49 and $57 as of March 31, 2026 and December 31, 2025, respectively.
(2) Mortgage-backed securities (MBS) are not presented by contractual maturity because their actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
1) A
Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of March 31, 2026				As of December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	360	2	—	362	360	2	—	362
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,764	8	(20)	1,752	1,876	12	(21)	1,867
Government-sponsored enterprises residential	10,063	45	(88)	10,020	10,559	43	(90)	10,512
Government-sponsored enterprises commercial	11,240	9	(105)	11,144	11,862	11	(106)	11,767
Total	$23,428	$64	$(213)	$23,279	$24,658	$68	$(217)	$24,509
 ____________
(1) Excludes accrued interest receivable of $39 and $43 as of March 31, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$201	$202	$101	$101
Due after one year through five years	100	100	200	201
Due after five years through 10 years	60	61	60	61
Total non-mortgage-backed securities	361	363	361	363
Mortgage-backed securities (2)	23,067	22,916	24,297	24,146
Total	$23,428	$23,279	$24,658	$24,509
____________

(1) Excludes accrued interest receivable of $39 and $43 as of March 31, 2026 and December 31, 2025, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Allowance For Credit Loss on Available-for-sale and Held-to-maturity Securities

The Bank has not established an allowance for credit loss on any of its available-for-sale or held-to-maturity securities as of March 31, 2026 and December 31, 2025, because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 3—Advances

The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of March 31, 2026	As of December 31, 2025
Due in one year or less	$68,636	$67,939
Due after one year through two years	14,280	13,298
Due after two years through three years	5,499	5,938
Due after three years through four years	3,362	3,002
Due after four years through five years	1,545	1,920
Due after five years	2,774	3,002
Total par value	96,096	95,099
Deferred prepayment fees	(1)	(1)
Discounts	(1)	(1)
Hedging adjustments	(186)	(119)
Total (1)	$95,908	$94,978
___________
(1) Carrying amounts exclude accrued interest receivable of $388 and $380 as of March 31, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of March 31, 2026	As of December 31, 2025
Due or convertible in one year or less	$73,031	$72,029
Due or convertible after one year through two years	13,376	12,656
Due or convertible after two years through three years	5,043	5,433
Due or convertible after three years through four years	2,156	1,993
Due or convertible after four years through five years	1,404	1,624
Due or convertible after five years	1,086	1,364
Total par value	$96,096	$95,099

The following table presents interest-rate payment terms for advances.

	As of March 31, 2026	As of December 31, 2025
Fixed-rate:
Due in one year or less	$15,531	$15,415
Due after one year	16,842	17,951
Total fixed-rate	32,373	33,366
Variable-rate:
Due in one year or less	53,105	52,524
Due after one year	10,618	9,209
Total variable-rate	63,723	61,733
Total par value	$96,096	$95,099

Advances concentrations

The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and are further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $71,184, or 74.1 percent of total advances, and $68,719, or 72.3 percent of total advances, as of March 31, 2026 and December 31, 2025, respectively.
Based on the Bank’s credit analysis of members’ financial condition, prior repayment history, and the collateral pledged as security for advances, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2026 and December 31, 2025. No advance was past due, on nonaccrual status, or considered impaired as of March 31, 2026 and December 31, 2025. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulties during the three months ended March 31, 2026 and 2025.

Note 4—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2026	As of December 31, 2025
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	74	76
Total unpaid principal balance	75	77
Total mortgage loans held for portfolio (1)	75	77
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$75	$77
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2026	As of December 31, 2025
Conventional mortgage loans	$69	$71
Government-guaranteed or insured mortgage loans	6	6
Total unpaid principal balance	$75	$77

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. The following table presents the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of March 31, 2026	As of December 31, 2025
Payment status, at amortized cost: (1)
Past due 30-59 days	$2	$2
Past due 60-89 days	1	1
Past due 90 days or more	1	1
Total past due mortgage loans	4	4
Current mortgage loans	65	67
Total conventional mortgage loans	$69	$71
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

Consolidated Obligation Bonds
The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2026	As of December 31, 2025
Simple variable-rate	$71,990	$49,594
Fixed-rate	32,035	37,678
Step up/down	1,868	2,195
Total par value	$105,893	$89,467

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2026		As of December 31, 2025
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$93,635	3.45	$74,877	3.46
Due after one year through two years	8,283	3.44	9,379	3.04
Due after two years through three years	1,936	3.21	2,897	2.94
Due after three years through four years	771	3.48	660	3.17
Due after four years through five years	783	3.62	1,019	4.34
Due after five years	485	4.49	635	3.69
Total par value	105,893	3.46	89,467	3.42
Premiums	4		4
Discounts	(10)		(10)
Hedging adjustments	(204)		(210)
Total	$105,683		$89,251

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2026	As of December 31, 2025
Noncallable	$83,211	$64,067
Callable	22,682	25,400
Total par value	$105,893	$89,467

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2026	As of December 31, 2025
Due or callable in one year or less	$99,573	$82,948
Due or callable after one year through two years	4,693	4,662
Due or callable after two years through three years	1,086	1,392
Due or callable after three years through four years	71	70
Due or callable after four years through five years	180	105
Due or callable after five years	290	290
Total par value	$105,893	$89,467

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2026	$35,773	$36,081	3.56
As of December 31, 2025	$44,390	$44,616	3.78

Note 6—Affordable Housing Program and Voluntary Contributions

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

The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP contributions:

	For the Three Months Ended March 31,
	2026	2025
AHP liability balance, at beginning of period	$174	$157
Statutory AHP assessment	16	16
Voluntary AHP expense	5	4
Direct grant disbursements	(14)	(10)
AHP liability balance, at end of period	$181	$167

Voluntary Contributions

In addition to the statutory AHP assessment, the Bank’s board of directors may, from time to time, authorize voluntary contributions to the AHP or other housing and community investment initiatives. The Bank’s board of directors authorized $45 in voluntary contributions for 2026 consisting of $14 in voluntary AHP contributions and $31 in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2026. The income statement effects of voluntary contributions reduce net income before assessment which, in turn, reduces the statutory AHP assessment each year. As such, the Bank has committed to making supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The line item below titled “Supplemental voluntary contribution to AHP” represents this amount. The supplemental voluntary contribution to AHP is accrued, expensed, and disbursed in the same manner as statutory AHP assessments.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents voluntary contributions reported in noninterest expense as “Voluntary housing and community investment” on the Statements of Income which were allocated as follows:

	For the Three Months Ended March 31,
	2026	2025
Voluntary AHP contributions:
AHP Homeownership Set-aside Program	$4	$3
Supplemental voluntary contribution to AHP	1	1
Total voluntary AHP contributions	5	4
Voluntary non-AHP contributions:
Workforce Housing Plus+ Program	7	7
Multifamily Housing Bridge Fund	2	—
Heirs’ Property Family Wealth Protection Fund	1	—
Total voluntary non-AHP contributions	10	7
Total voluntary housing and community investment	$15	$11

Voluntary contributions that are not disbursed, excluding voluntary AHP contributions, are included within “Other liabilities” on the Statements of Condition. The following table presents a rollforward of the Bank’s voluntary non-AHP contributions liability:

	For the Three Months Ended March 31,
	2026	2025
Voluntary non-AHP contributions liability, at beginning of period	$12	$6
Voluntary non-AHP expense	10	7
Payments made	(17)	(5)
Voluntary non-AHP contributions liability, at end of period	$5	$8

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Capital

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (FHFA) regulatory capital rules and requirements.

	As of March 31, 2026		As of December 31, 2025
	Required	Actual	Required	Actual
Risk-based capital	$1,441	$8,735	$1,417	$8,602
Total regulatory capital ratio	4.00%	5.67%	4.00%	5.88%
Total regulatory capital (1)	$6,165	$8,735	$5,849	$8,602
Leverage capital ratio	5.00%	8.50%	5.00%	8.82%
Leverage capital	$7,706	$13,103	$7,312	$12,904
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The following table presents the issued and outstanding shares of the Bank’s capital stock Class B subclasses.

	As of March 31, 2026		As of December 31, 2025
Subclass:	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount
B1 membership stock	11,058,399	$1,106	10,698,627	$1,069
B2 advances activity-based stock	45,486,134	4,548	45,041,666	4,504
B3 standby letters of credit activity-based stock	353,491	35	340,577	34
Total capital stock Class B putable	56,898,024	$5,689	56,080,870	$5,607

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

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank’s declared and paid quarterly cash dividends in 2026 and 2025.

	2026		2025
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$94	6.40	$100	7.10

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Income (Loss)

The following tables present a summary of changes in the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(1)	$1	$—
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(3)	—	(3)
Balance, March 31, 2025	$(4)	$1	$(3)

Balance, December 31, 2025	$25	$(5)	$20
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(23)	—	(23)
Balance, March 31, 2026	$2	$(5)	$(3)

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

The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 13—Derivatives and Hedging Activities to the 2025 audited financial statements contained in the Bank’s Form 10-K.

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis by taking into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

The following table presents the notional amount, fair value of derivative instruments, and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of March 31, 2026			As of December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$96,691	$80	$268	$109,775	$104	$303
Derivatives not designated as hedging instruments:
Interest-rate swaps	431	—	2	53	—	—
Total derivatives before netting and collateral adjustments	$97,122	80	270	$109,828	104	303
Netting adjustments and cash collateral (1)		235	(262)		230	(299)
Derivative assets and derivative liabilities		$315	$8		$334	$4
_________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $515 and $541 as of March 31, 2026 and December 31, 2025, respectively. Cash collateral received, including accrued interest, was $18 and $12 as of March 31, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

For the Three Months Ended March 31,

	For the Three Months Ended March 31,
	2026				2025
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) reported on the Statements of Income	$1,033	$99	$(975)	$(407)	$1,108	$60	$(1,257)	$(228)
Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives (1)	$96	$69	$(58)	$(8)	$(171)	$(49)	$53	$—
Hedged items (2)	(76)	(73)	(6)	14	227	53	(180)	6
Net gains (losses) on fair value hedging relationships	$20	$(4)	$(64)	$6	$56	$4	$(127)	$6
____________
(1) Includes changes in fair value and net interest settlements and excludes the interest income (expense) of the respective hedged item.
(2) Includes changes in fair value and amortization and accretion of basis adjustments.

The following tables present the total basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	As of March 31, 2026
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$20,508	$11,517	$31,178	$33,874
Fair Value Hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(187)	$6	$(199)	$(5)
Basis adjustments for discontinued hedging relationships included in amortized cost	1	—	(5)	—
Total amounts of fair value hedging basis adjustments	$(186)	$6	$(204)	$(5)

	As of December 31, 2025
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$23,557	$8,908	$36,918	$39,888
Fair Value Hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(120)	$79	$(204)	$9
Basis adjustments for discontinued hedging relationships included in amortized cost	1	—	(6)	—
Total amounts of fair value hedging basis adjustments	$(119)	$79	$(210)	$9
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

The following table presents the fair value of derivative instruments after netting adjustments, including the related collateral received from or pledged to counterparties.

	As of March 31, 2026		As of December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$75	$252	$81	$297
Cleared derivatives	5	18	23	6
Total gross recognized amount	80	270	104	303
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(72)	(244)	(73)	(293)
Cleared derivatives	307	(18)	303	(6)
Total gross amounts of netting adjustments and cash collateral	235	(262)	230	(299)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	3	8	8	4
Cleared derivatives	312	—	326	—
Total net amounts after netting adjustments and cash collateral	315	8	334	4
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	—	5	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	5	—	—
Net unsecured amounts:
Uncleared derivatives	3	3	8	4
Cleared derivatives	312	—	326	—
Net amount (1)	$315	$3	$334	$4
_________
(1) The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the
Bank’s or counterparties' uncleared exposure. The Bank pledged excess non-cash collateral with a fair value of $4 and $0 as of March 31, 2026 and
December 31, 2025, respectively, and the Bank received excess non-cash collateral with a fair value of $4 and $0 as of March 31, 2026 and
December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Estimated Fair Values

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in “Item 8. Financial Statements and Supplementary Data – Note 13 – Estimated Fair Values” in the Bank’s Form 10-K. There have been no material changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the reported periods.
D
The following tables present the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments.

	As of March 31, 2026
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$112	$112	$112	$—	$—
Interest-bearing deposits	2,520	2,520	—	2,520	—
Securities purchased under agreements to resell	5,250	5,250	—	5,250	—
Federal funds sold	14,222	14,222	—	14,222	—
Available-for-sale securities (1)	11,519	11,519	—	11,519	—
Held-to-maturity securities	23,428	23,279	—	23,279	—
Advances	95,908	95,934	—	95,934	—
Mortgage loans held for portfolio, net	75	73	—	73	—
Accrued interest receivable	497	497	—	497	—
Derivative assets (1)	315	315	—	80	235
Grantor trust assets (included in Other assets) (1)	27	27	27	—	—
Liabilities:
Interest-bearing deposits	2,531	2,531	—	2,531	—
Consolidated obligations, net:
Discount notes	35,773	35,762	—	35,762	—
Bonds	105,683	105,643	—	105,643	—
Mandatorily redeemable capital stock	5	5	5	—	—
Accrued interest payable	578	578	—	578	—
Derivative liabilities (1)	8	8	—	270	(262)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,062,463 and $1,017,701 as of March 31, 2026 and December 31, 2025, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the FHFA was not required to allocate any obligation among the FHLBanks, and the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of March 31, 2026 and December 31, 2025.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2026			As of December 31, 2025
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,010	$27,548	$34,558	$6,893	$26,225	$33,118
Unsettled consolidated obligation bonds, at par (2)	4,735	—	4,735	6,200	—	6,200
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	1,900	—	1,900
____________
(1)“Expire Within One Year” includes 32 standby letters of credit for a total of $99 and 30 standby letters of credit for a total of $93 as of March 31, 2026 and December 31, 2025, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $171 and $158 as of March 31, 2026 and December 31, 2025, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of March 31, 2026 and December 31, 2025.
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

Related Parties

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

	As of March 31, 2026
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,446	25.39	$29,951	31.17	$—	—
Bank of America, National Association	725	12.73	14,523	15.11	—	—

	As of December 31, 2025
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,520	27.09	$31,501	33.12	$—	—
Bank of America, National Association	582	10.37	11,553	12.15	—	—

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 13—Subsequent Events

On April 23, 2026, the Bank’s board of directors approved a quarterly cash dividend at an annualized rate of 6.40 percent. The Bank paid the dividend on April 28, 2026, in the amount of $96.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2026 and December 31, 2025, and results of operations for the first quarter of 2026 and 2025. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2025.

Executive Summary

Business Overview

The material factors impacting the Bank’s business outlook remain largely unchanged from the discussion in the Bank’s Form 10-K. The Bank considers macroeconomic drivers in its strategic planning process and business models. Current volatility and uncertainty in global economic and political conditions may impact the macroeconomic drivers, increase cybersecurity risk and impact on member businesses and operations. Volatility along with external factors such as interest rates, liquidity levels at member institutions, fiscal and monetary policies, and regulatory changes could have a significant effect either positive or negative on the Bank’s financial performance.

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions).

			Change
	As of March 31, 2026	As of December 31, 2025	Amount	Percent
Total assets	$154,113	$146,236	$7,877	5.39
Total liabilities	145,385	137,615	7,770	5.65
Total capital	8,728	8,621	107	1.24

•Total assets increased primarily due to a $6.9 billion, or 13.8 percent, increase in total investments.

•Total liabilities increased primarily due to a $7.8 billion, or 5.85 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital remained relatively stable compared to December 31, 2025.

Results of Operations

The following table presents the Bank’s significant income and expense items (dollars in millions).

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Net interest income	$205	$207	$(2)	(0.70)
Noninterest income	12	5	7	133.29
Noninterest expense	59	53	6	11.83
Affordable Housing Program assessment	16	16	—	(0.57)
Net income	$142	$143	$(1)	(0.73)

The following table presents the Bank’s significant income ratios.

	For the Three Months Ended March 31,
	2026	2025	Change
Return on average equity	6.30%	6.82%	(0.52)
Average daily SOFR	3.66	4.33	(0.67)
Return on average equity spread to average daily SOFR	2.64	2.49	0.15
Net yield on interest-earning assets	0.51	0.56	(0.05)

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2026		As of December 31, 2025		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$95,908	62.23	$94,978	64.95	$930	0.98
Investment securities	34,947	22.68	33,591	22.97	1,356	4.04
Other investments	21,992	14.27	16,458	11.26	5,534	33.63
Mortgage loans held for portfolio, net	75	0.05	77	0.05	(2)	(3.51)
Other assets	1,191	0.77	1,132	0.77	59	5.21
Total assets	$154,113	100.00	$146,236	100.00	$7,877	5.39
Consolidated obligations, net:
Discount notes	$35,773	24.61	$44,390	32.26	$(8,617)	(19.41)
Bonds	105,683	72.69	89,251	64.85	16,432	18.41
Total consolidated obligations, net	141,456	97.30	133,641	97.11	7,815	5.85
Deposits	2,531	1.74	2,463	1.79	68	2.77
Other liabilities	1,398	0.96	1,511	1.10	(113)	(7.48)
Total liabilities	$145,385	100.00	$137,615	100.00	$7,770	5.65
Capital stock	$5,689	65.19	$5,607	65.05	$82	1.46
Retained earnings	3,042	34.84	2,994	34.72	48	1.59
Accumulated other comprehensive (loss) income	(3)	(0.03)	20	0.23	(23)	(112.35)
Total capital	$8,728	100.00	$8,621	100.00	$107	1.24

Advances

Total advances remained relatively stable as of March 31, 2026, compared to December 31, 2025. A significant percentage of advances originated during the first three months of 2026 were short-term advances.

As of March 31, 2026, 33.7 percent of the Bank’s advances were fixed-rate, compared to 35.1 percent as of December 31, 2025. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2026 and December 31, 2025, 63.2 percent and 67.9 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 80.2 percent and 18.3 percent, respectively, of the Bank’s variable-rate advances as of March 31, 2026. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2026		As of December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$63,724	66.31	$61,733	64.92
Fixed rate (1)	27,279	28.39	28,134	29.58
Convertible	5,093	5.30	5,232	5.50
Total par value	$96,096	100.00	$95,099	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 3—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of March 31, 2026	As of December 31, 2025	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$6,064	$5,594	$470	8.40
Mortgage-backed securities:
Government-sponsored enterprises commercial	5,455	3,339	2,116	63.38
Total available-for-sale securities	11,519	8,933	2,586	28.94
Held-to-maturity securities:
State or local housing agency debt obligations	1	1	—	—
Government-sponsored enterprises debt obligations	360	360	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,764	1,876	(112)	(5.95)
Government-sponsored enterprises residential	10,063	10,559	(496)	(4.70)
Government-sponsored enterprises commercial	11,240	11,862	(622)	(5.25)
Total held-to-maturity mortgage-backed securities:	23,067	24,297	(1,230)	(5.06)
Total held-to-maturity securities	23,428	24,658	(1,230)	(4.99)
Total investment securities	34,947	33,591	1,356	4.04
Other investments:
Interest-bearing deposits	2,520	2,551	(31)	(1.18)
Securities purchased under agreements to resell	5,250	5,500	(250)	(4.55)
Federal funds sold	14,222	8,407	5,815	69.17
Total other investments	21,992	16,458	5,534	33.63
Total investments	$56,939	$50,049	$6,890	13.77

The FHFA regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of March 31, 2026, these investments were 327 percent of the Bank’s regulatory capital. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. Consolidated obligation issuances financed 91.8 percent of the $154.1 billion in total assets as of March 31, 2026, remaining relatively stable compared to the financing ratio of 91.4 percent as of December 31, 2025.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of March 31, 2026 and December 31, 2025, 91.9 percent and 92.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, 94.7 percent and 89.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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
Additionally, an FHFA Advisory Bulletin sets forth guidance for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of March 31, 2026, the Bank was in compliance with this ratio.

The Bank’s financial management policy and capital plan are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital and in Note 9 - Capital to the Bank’s audited financial statements included in the Bank’s Form 10-K.

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

The following table presents the components of net advances prepayment fees for the periods presented (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Gross amount of prepayment fees received from advance borrowers	$8	$—
Gross amount of prepayment credits paid to advance borrowers	(5)	(1)
Hedging fair value adjustments on prepaid advances	9	1
Other	(1)	—
Net advances prepayment fees	$11	$—

The following tables present the change in interest income and expense due to volume or rate variance for the first quarter of 2026 and 2025 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss).” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets for the first quarter of 2026 was 51 basis points, compared to 56 basis points for the same period in 2025. The overall changes in net interest income during the first quarter of 2026, compared to the same period in 2025, was due to changes in both average balances and interest rates.

For the Three Months Ended March 31,	Change due to

	For the Three Months Ended March 31,						Change due to
	2026			2025
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$2,980	$27	3.71	$2,837	$31	4.41	$1	$(5)	$(4)
Securities purchased under agreements to resell	5,018	46	3.69	5,777	62	4.36	(7)	(9)	(16)
Federal funds sold	15,406	140	3.69	13,353	144	4.39	21	(25)	(4)
Investment securities (2)	33,377	360	4.38	30,122	369	4.97	37	(46)	(9)
Advances (3)	105,337	1,033	3.98	97,070	1,108	4.63	89	(164)	(75)
Mortgage loans (4)	76	1	5.22	88	1	5.87	—	—	—
Loans to other FHLBanks	5	—	3.69	—	—	—	—	—	—
Total interest-earning assets	162,199	1,607	4.02	149,247	1,715	4.66	141	(249)	(108)
Noninterest-earning assets	1,959			1,513
Total assets	$164,158			$150,760
Liabilities and Capital
Interest-bearing deposits (5)	$2,242	20	3.55	$2,239	23	4.25	—	(3)	(3)
Consolidated obligations, net:
Discount notes	44,893	407	3.67	21,345	228	4.34	219	(40)	179
Bonds	105,998	975	3.73	116,756	1,257	4.37	(110)	(172)	(282)
Other borrowings	15	—	6.56	1	—	7.14	—	—	—
Total interest-bearing liabilities	153,148	1,402	3.71	140,341	1,508	4.36	109	(215)	(106)
Noninterest -bearing liabilities	1,894			1,938
Total capital	9,116			8,481
Total liabilities and capital	$164,158			$150,760
Interest-rate spread			0.31			0.30
Average interest-earning assets to interest-bearing liabilities			105.91			106.35
Net yield on interest-earning assets (7)	$162,199	$205	0.51	$149,247	$207	0.56
Changes in net interest income							$32	$(34)	$(2)
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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (dollars in millions).

For the Three Months Ended March 31, 2025

	For the Three Months Ended March 31, 2026
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$—	$—	$(42)	$—	$(42)
Net changes in fair value hedges	(2)	(1)	43	—	40
Net interest settlements on derivatives (1)	24	(4)	(64)	6	(38)
Price alignment amount (2)	(1)	1	—	—	—
Amortization or accretion of inactive hedging relationships	(1)	—	(1)	—	(2)
Total effect on net interest income	$20	$(4)	$(64)	$6	$(42)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$2	$—	$—	$—	$2

	For the Three Months Ended March 31, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$1	$—	$(68)	$—	$(67)
Net changes in fair value hedges	(5)	—	69	—	64
Net interest settlements on derivatives (1)	65	4	(126)	8	(49)
Price alignment amount (2)	(5)	—	(1)	(2)	(8)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$56	$4	$(127)	$6	$(61)
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

In addition, the Bank’s board of directors authorized $45 million in voluntary contributions for 2026 consisting of $14 million in voluntary AHP contributions and $31 million in voluntary non-AHP contributions. These amounts are anticipated to be expensed during 2026. Refer to Note 6—Affordable Housing Program and Voluntary Contributions to the Bank’s interim financial statements for additional information regarding voluntary housing contributions expensed during the reported periods.

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Statements of Condition (at period end)
Total assets	$154,113	$146,236	$153,864	$146,372	$146,233
Advances	95,908	94,978	94,167	90,867	85,672
Investments (1)	56,939	50,049	58,400	54,283	59,326
Mortgage loans held for portfolio, net	75	77	81	84	87
Consolidated obligations, net (2)	141,456	133,641	141,554	134,406	135,022
Total Capital stock Class B putable	5,689	5,607	5,560	5,397	5,164
Retained earnings	3,042	2,994	2,930	2,873	2,828
Accumulated other comprehensive (loss) income	(3)	20	(1)	(13)	(3)
Total capital	8,728	8,621	8,489	8,257	7,989
Statements of Income (for the period ended)
Net interest income	205	226	212	212	207
Standby letters of credit fees	8	8	6	5	4
Net income	142	163	155	141	143
Performance Ratios (%)
Return on average equity (3)	6.30	7.39	6.95	6.43	6.82
Return on average assets (4)	0.35	0.41	0.38	0.36	0.38
Net yield on interest-earning assets	0.51	0.58	0.53	0.54	0.56
Interest-rate spread	0.31	0.35	0.28	0.29	0.30
Regulatory capital ratio (at period end) (5)	5.67	5.88	5.52	5.65	5.47
Total average equity to average assets	5.55	5.58	5.50	5.55	5.63
Dividend payout ratio (6)	66.44	60.79	63.47	68.12	70.40
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

March 31, 2026	$1,062,463
December 31, 2025	1,017,701
September 30, 2025	1,041,834
June 30, 2025	1,097,144
March 31, 2025	1,019,324
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
Liquidity Reserves for Deposits.
FHFA regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first quarter of 2026.
Operational Liquidity.
In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first quarter of 2026.
Additional Liquidity Guidance.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding standby letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on standby letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the FHFA throughout the first quarter of 2026.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$151	$(326)
Investing activities	(8,085)	1,274
Financing activities	8,027	(908)
Net change in cash and due from banks	$93	$40

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
As of March 31, 2026, the FHLBanks had $1,204.4 billion in aggregate par value of consolidated obligations issued and outstanding, $142.0 billion of which was attributable to the Bank. Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the FHFA. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation because of the failure of another FHLBank to meet its obligations. As of March 31, 2026 and December 31, 2025, the FHFA was not required to allocate any obligation among the FHLBanks and the Bank currently believes the likelihood it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2026 and December 31, 2025.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of March 31, 2026.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Certain significant regulatory actions and developments for the period covered by this Report are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the administration’s deregulatory priorities.

March 2026 Executive Orders. On March 13, 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability and are pertinent to the FHLBanks.

One executive order directs the FHFA and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve System (Federal Reserve) and the FHLBanks; expansion of access to longer-dated FHLBank advances tied to residential mortgage assets; development of targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans, and small residential builders; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the FHFA and the Federal Reserve to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the FHFA and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the FHFA, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.

The second executive order directs the FHFA and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.

While these executive orders could potentially affect the Bank's liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to the Bank and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and subject to further FHFA action, such as rulemaking or guidance. The Bank continues to monitor developments related to these executive orders and assess their potential effect on the Bank and its members.

January 2026 Executive Order. On January 20, 2026, the administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the FHFA, to issue guidance to: (1) prevent agencies and GSEs from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (2) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. The Bank is unable to predict the nature of the guidance, measures or recommendations, or how each may affect the Bank’s businesses.

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

The Bank’s board of directors and management have established a Risk Management Policy (RMP), a risk appetite statement and risk metrics for controlling and escalating actions based on the continuing objectives that represent the foundation of the Bank’s strategic and tactical planning, as described in the Bank’s Form 10-K.

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
The Bank determines the credit risk rating for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, liquidity, and capital position. The Bank assigns each borrower a credit risk rating from one to 10 according to the relative credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 being the greatest amount of the credit risk).
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

	As of March 31, 2026		As of December 31, 2025
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	16	$437	19	$647
2	57	17,832	65	4,374
3	105	11,355	103	54,532
4	81	52,371	92	20,853
5	30	4,831	31	4,943
6	14	8,611	17	9,156
7	12	308	15	594
8	1	74	—	—
9	2	277	—	—
10	—	—	—	—
Total	318	$96,096	342	$95,099
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage of the borrower’s total assets. Credit exposure is defined as the borrower’s total liabilities to the Bank, which includes the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. The Bank had no borrowers with a credit limit higher than 30 percent as of March 31, 2026.

The Bank obtains collateral on advances to protect against losses, but FHFA regulations permit the Bank to accept only certain types of collateral. The Bank secures priority interest in the collateral it receives from its member through contractual agreement and by timely perfecting its interest in accordance with applicable laws and regulations. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of March 31, 2026 and December 31, 2025. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2026	$96,096	$440,176	61.10	17.02	21.88
As of December 31, 2025	95,099	431,730	60.89	17.75	21.36
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2026 and December 31, 2025.

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

FHFA regulations do not permit the Bank to rely exclusively on NRSRO ratings with respect to its investments. The Bank is required to make a determination of whether a security is of investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s RMP and FHFA regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In addition to the Bank’s RMP and regulatory requirements, the Bank may limit or suspend overnight and term trading. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall investment opportunities.

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

	As of March 31, 2026
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,735	$—	$—	$1,735
Austria	500	—	—	500
Canada	2,950	—	—	2,950
Finland	402	—	—	402
France	1,255	—	2	1,257
Germany	4,405	—	—	4,405
Netherlands	205	—	—	205
Norway	500	—	—	500
Sweden	1,935	—	—	1,935
United States of America	335	2,520	—	2,855
Total	$14,222	$2,520	$2	$16,744

	As of December 31, 2025
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,785	$—	$—	$1,785
Canada	1,505	—	—	1,505
Finland	737	—	—	737
France	995	—	—	995
Germany	2,850	—	10	2,860
United States of America	535	2,551	17	3,103
Total	$8,407	$2,551	$27	$10,985
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

As of March 31, 2026, the total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

Royal Bank of Canada was the only counterparty that had greater than 10 percent of the Bank’s total unsecured credit exposure to non-U.S. government and non-U.S. government agency counterparties (representing 11.6 percent).

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

The following table presents information on the credit ratings of the Bank’s investments held as of March 31, 2026 (dollars in millions), based on their credit ratings as of March 31, 2026. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of March 31, 2026
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$6,064	$—	$—	$6,064
State or local housing agency debt obligations	—	1	—	—	1
Government-sponsored enterprises debt obligations	—	360	—	—	360
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1,764	—	—	1,764
Government-sponsored enterprises residential	—	10,063	—	—	10,063
Government-sponsored enterprises commercial	428	16,267	—	—	16,695
Total mortgage-backed securities	428	28,094	—	—	28,522
Total investment securities	428	34,519	—	—	34,947
Other investments:
Interest-bearing deposits	—	973	1,547	—	2,520
Securities purchased under agreements to resell	—	250	4,000	1,000	5,250
Federal funds sold	—	6,522	7,365	335	14,222
Total other investments	—	7,745	12,912	1,335	21,992
Total investments	$428	$42,264	$12,912	$1,335	$56,939

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale sale securities as of March 31, 2026.

Held-to-maturity Securities

Held-to-maturity securities are evaluated quarterly for expected credit losses on a collective or pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of March 31, 2026 because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of March 31, 2026.

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

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has two approved clearing agents, Morgan Stanley & Co. LLC and Goldman Sachs &

Co. The Bank does not expect any credit losses on its cleared derivatives as of March 31, 2026. Refer to Note 9 —Derivatives and Hedging Activities to the Bank’s interim financial statements for more information about cleared derivatives.

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

The following table presents the derivative positions with counterparties to which the Bank had credit exposure as of March 31, 2026 (dollars in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of March 31, 2026
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Counterparties:
Asset positions with credit exposure:
Single-A	$635	$2	$(2)	$—	$—
Liability positions with credit exposure:
Double-A	1,125	(2)	2	—	—
Single-A	11,790	(52)	51	3	2
Triple-B	7,472	(99)	100	—	1
Cleared derivatives	60,216	(13)	325	—	312
Total derivative positions with counterparties to which the Bank had credit exposure	$81,238	$(164)	$476	$3	$315

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions.

No allowance for credit losses on mortgage loans was deemed necessary by the Bank as of March 31, 2026 and December 31, 2025.

Critical Accounting Estimates

A detailed description of the Bank’s critical accounting estimates is contained in the Bank’s Form 10-K. There have been no material changes to these estimates during the periods presented.

Recently Issued But Not Yet Adopted Accounting Guidance

See Note 1—Basis of Presentation to the Bank’s interim financial statements for a discussion of recently issued but not yet adopted accounting standards.

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

			As of March 31, 2026	As of December 31, 2025
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$15,239	$17,295
		Non-qualifying hedges	325	34
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	5,103	5,250
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	102	119
		Total	20,769	22,698
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	8,444	6,930
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	3,093	1,956
		Total	11,537	8,886
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	8,742	11,464
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	22,417	25,386
		Total	31,159	36,850
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	33,645	41,375
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	12	19
Total notional amount			$97,122	$109,828

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2026			As of December 31, 2025
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.06	0.11	0.22	0.08	0.14	0.25
Liabilities	0.06	0.06	0.05	0.07	0.07	0.05
Equity	0.12	0.97	3.30	0.31	1.22	3.58
Effective duration gap	—	0.05	0.17	0.01	0.07	0.20

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions).

	As of March 31, 2026			As of December 31, 2025
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$154,978	$154,748	$154,222	$147,322	$147,043	$146,464
Liabilities	146,265	146,096	145,942	138,697	138,512	138,345
Equity	8,713	8,652	8,280	8,625	8,531	8,119

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

As of March 31, 2026, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2026, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Dated Filed

3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through April 23, 2026).
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	10/8/2021
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Atlanta

Date:	May 8, 2026	By /s/ Reginald T. O’Shields
Name: Reginald T. O’Shields Title: President and Chief Executive Officer

Date:	May 8, 2026	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer