Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Atlanta
filed 2026-08-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2026 was 60,646,508.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of June 30, 2026	As of December 31, 2025
Assets
Cash and due from banks	$48	$19
Interest-bearing deposits (including deposits with other FHLBanks of $4 as of June 30, 2026 and December 31, 2025)	2,621	2,551
Securities purchased under agreements to resell	10,000	5,500
Federal funds sold	13,522	8,407
Investment securities:
Available-for-sale securities (amortized cost of $13,787 and $8,908 and includes $20 and $0 pledged as collateral as of June 30, 2026 and December 31, 2025, respectively)	13,816	8,933
Held-to-maturity securities (fair value of $22,160 and $24,509 as of June 30, 2026 and December 31, 2025, respectively)	22,307	24,658
Total investment securities	36,123	33,591
Advances	101,404	94,978
Mortgage loans held for portfolio, net	72	77
Accrued interest receivable	547	525
Derivative assets	387	334
Other assets, net	261	254
Total assets	$164,985	$146,236
Liabilities
Interest-bearing deposits	$2,856	$2,463
Consolidated obligations, net:
Discount notes	42,715	44,390
Bonds	109,157	89,251
Total consolidated obligations, net	151,872	133,641
Mandatorily redeemable capital stock	4	1
Accrued interest payable	629	550
Affordable Housing Program payable	169	174
Derivative liabilities	2	4
Other liabilities	400	782
Total liabilities	155,932	137,615
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value); 59,563,284 and 56,080,870 as of June 30, 2026 and December 31, 2025, respectively	5,956	5,607
Retained earnings:
Restricted	1,095	1,041
Unrestricted	1,978	1,953
Total retained earnings	3,073	2,994
Accumulated other comprehensive income	24	20
Total capital	9,053	8,621
Total liabilities and capital	$164,985	$146,236

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Advances	$1,084	$1,193	$2,117	$2,301
Interest-bearing deposits	28	36	55	67
Securities purchased under agreements to resell	52	55	98	117
Federal funds sold	136	142	276	286
Available-for-sale securities	128	83	227	143
Held-to-maturity securities	245	312	506	621
Mortgage loans	1	1	2	2
Total interest income	1,674	1,822	3,281	3,537
Interest expense
Consolidated obligations:
Discount notes	409	189	816	417
Bonds	1,041	1,397	2,016	2,654
Interest-bearing deposits	21	24	41	47
Total interest expense	1,471	1,610	2,873	3,118
Net interest income	203	212	408	419
Noninterest income (loss)
Standby letters of credit fees	8	5	16	9
Other, net	—	—	4	1
Total noninterest income	8	5	20	10
Noninterest expense
Compensation and benefits	22	21	45	43
Other operating expenses	16	13	31	27
Federal Housing Finance Agency	3	4	5	7
Office of Finance	2	2	5	4
Voluntary housing and community investment	26	20	41	31
Other, net	1	—	2	1
Total noninterest expense	70	60	129	113
Income before assessment	141	157	299	316
Affordable Housing Program assessment	14	16	30	32
Net income	$127	$141	$269	$284

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$127	$141	$269	$284
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	26	(10)	3	(13)
Pension and postretirement benefits	1	—	1	—
Total other comprehensive income (loss)	27	(10)	4	(13)
Total comprehensive income	$154	$131	$273	$271

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, March 31, 2025	52	$5,164	$949	$1,879	$2,828	$(3)	$7,989
Issuance of capital stock	31	3,111	—	—	—	—	3,111
Repurchase/redemption of capital stock	(29)	(2,868)	—	—	—	—	(2,868)
Net stock reclassified to mandatorily redeemable capital stock	—	(10)	—	—	—	—	(10)
Comprehensive income (loss)	—	—	28	113	141	(10)	131
Cash dividends on capital stock	—	—	—	(96)	(96)	—	(96)
Balance, June 30, 2025	54	$5,397	$977	$1,896	$2,873	$(13)	$8,257

Balance, March 31, 2026	57	$5,689	$1,069	$1,973	$3,042	$(3)	$8,728
Issuance of capital stock	43	4,265	—	—	—	—	4,265
Repurchase/redemption of capital stock	(40)	(3,998)	—	—	—	—	(3,998)
Net stock reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Comprehensive income	—	—	26	101	127	27	154
Cash dividends on capital stock	—	—	—	(96)	(96)	—	(96)
Balance, June 30, 2026	60	$5,956	$1,095	$1,978	$3,073	$24	$9,053

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2024	51	$5,148	$920	$1,865	$2,785	$—	$7,933
Issuance of capital stock	54	5,351	—	—	—	—	5,351
Repurchase/redemption of capital stock	(51)	(5,091)	—	—	—	—	(5,091)
Net stock reclassified to mandatorily redeemable capital stock	—	(11)	—	—	—	—	(11)
Comprehensive income (loss)	—	—	57	227	284	(13)	271
Cash dividends on capital stock	—	—	—	(196)	(196)	—	(196)
Balance, June 30, 2025	54	$5,397	$977	$1,896	$2,873	$(13)	$8,257

Balance, December 31, 2025	56	$5,607	$1,041	$1,953	$2,994	$20	$8,621
Issuance of capital stock	83	8,272	—	—	—	—	8,272
Repurchase/redemption of capital stock	(79)	(7,862)	—	—	—	—	(7,862)
Net stock reclassified to mandatorily redeemable capital stock	—	(61)	—	—	—	—	(61)
Comprehensive income	—	—	54	215	269	4	273
Cash dividends on capital stock	—	—	—	(190)	(190)	—	(190)
Balance, June 30, 2026	60	$5,956	$1,095	$1,978	$3,073	$24	$9,053

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$269	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(30)	(335)
Net change in derivative and hedging activities	167	(385)
Net change in:
Accrued interest receivable	(21)	(81)
Other assets	(10)	(2)
Affordable Housing Program payable	(5)	2
Accrued interest payable	80	148
Other liabilities	(3)	(17)
Total adjustments	178	(670)
Net cash provided by (used in) operating activities	447	(386)
Investing activities
Net change in:
Interest-bearing deposits	(12)	(727)
Securities purchased under agreements to resell	(4,500)	12,950
Federal funds sold	(5,115)	(2,531)
Available-for-sale securities:
Purchases of long-term	(5,120)	(2,681)
Held-to-maturity securities:
Purchases of long-term	(439)	(2,637)
Proceeds from maturities and paydowns	2,520	1,846
Advances, net	(6,585)	(4,706)
Mortgage loans:
Proceeds from principal collected	6	6
Purchases of premises, equipment, and software	(4)	(3)
Net cash (used in) provided by investing activities	(19,249)	1,517

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Six Months Ended June 30,
	2026	2025
Financing activities
Net change in interest-bearing deposits	446	289
Proceeds from issuance of consolidated obligations:
Discount notes	239,055	124,183
Bonds	92,624	106,391
Payments for debt issuance costs	(5)	(3)
Payments for maturing and retiring consolidated obligations:
Discount notes	(240,709)	(137,155)
Bonds	(72,742)	(94,855)
Proceeds from issuance of capital stock	8,272	5,351
Payments for repurchase/redemption of capital stock	(7,862)	(5,091)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(58)	(11)
Cash dividends paid	(190)	(196)
Net cash provided by (used in) financing activities	18,831	(1,097)
Net increase in cash and due from banks	29	34
Cash and due from banks at beginning of the period	19	35
Cash and due from banks at end of the period	$48	$69
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,711	$3,153
Affordable Housing Program assessment, net	$49	$40
Noncash investing and financing activities:
Net capital stock reclassified to mandatorily redeemable capital stock	$61	$11
Investment securities purchased but settled in subsequent periods	$161	$—

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

The Bank operates one reportable segment that makes advances (loans) and provides other limited financial services to its members to meet the housing, business, and economic development needs of the communities they serve, in accordance with its housing finance and community development mission. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity of the Bank is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Bank’s Form 10-K. There have been no changes to the Bank’s accounting policies as of June 30, 2026. The president and chief executive officer is the chief operating decision maker (CODM).

Net interest income and net income before assessment, which are reported on the Statements of Income, are the primary performance metrics used by the CODM in that they are a consideration in the return of capital to the Bank’s members in the form of dividends, they are used to determine the annual commitment to the Bank’s Affordable Housing and Community Investment programs, and are used as a measure of product utilization. These performance measures are also used for benchmarking and budget analysis. The CODM also reviews significant expenses, including those that are presented in the Statements of Income. All financial segment information required by the authoritative accounting guidance, including the primary performance metrics used by the CODM, can be found in the Statements of Income and Statements of Condition.

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of June 30, 2026 and December 31, 2025. No allowance for credit losses was recorded for these assets as of June 30, 2026 and December 31, 2025. The carrying values of these assets exclude accrued interest receivable that was not material as of June 30, 2026 and December 31, 2025.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2026 and December 31, 2025. The carrying values of securities purchased under agreements to resell exclude accrued interest receivable that was not material as of June 30, 2026 and December 31, 2025.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Recently Issued But Not Yet Adopted Accounting Standards

The following table provides a summary of the Financial Accounting Standards Board’s recently issued accounting standards not yet adopted by the Bank.

Accounting Standard Update (ASU)	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	The amendments in this ASU remove all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows.
Note 2—Investments in Debt Securities

Available-for-sale Securities

The following table presents available-for-sale securities.

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$6,034	$11	$—	$6,045	$5,581	$13	$—	$5,594
Mortgage-backed securities:
Government-sponsored enterprises commercial	7,753	28	(10)	7,771	3,327	14	(2)	3,339
Total	$13,787	$39	$(10)	$13,816	$8,908	$27	$(2)	$8,933
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $78 and $57 as of June 30, 2026 and December 31, 2025, respectively.

The following tables present available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises commercial	$3,664	$(10)	$147	$—	$3,811	$(10)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises commercial	$673	$(2)	$196	$—	$869	$(2)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,224	$2,225	$1,229	$1,230
Due after one year through five years	3,810	3,820	4,352	4,364
Total non-mortgage-backed securities	6,034	6,045	5,581	5,594
Mortgage-backed securities (2)	7,753	7,771	3,327	3,339
Total	$13,787	$13,816	$8,908	$8,933
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $78 and $57 as of June 30, 2026 and December 31, 2025, respectively.
(2) Mortgage-backed securities (MBS) are not presented by contractual maturity because their actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
1) A
Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$6	$—	$—	$6	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	360	2	—	362	360	2	—	362
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,656	4	(20)	1,640	1,876	12	(21)	1,867
Government-sponsored enterprises residential	9,710	45	(82)	9,673	10,559	43	(90)	10,512
Government-sponsored enterprises commercial	10,575	7	(103)	10,479	11,862	11	(106)	11,767
Total	$22,307	$58	$(205)	$22,160	$24,658	$68	$(217)	$24,509
 ____________
(1) Excludes accrued interest receivable of $36 and $43 as of June 30, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$200	$200	$101	$101
Due after one year through five years	105	106	200	201
Due after five years through 10 years	61	62	60	61
Total non-mortgage-backed securities	366	368	361	363
Mortgage-backed securities (2)	21,941	21,792	24,297	24,146
Total	$22,307	$22,160	$24,658	$24,509
____________

(1) Excludes accrued interest receivable of $36 and $43 as of June 30, 2026 and December 31, 2025, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Allowance For Credit Loss on Available-for-sale and Held-to-maturity Securities

The Bank has not established an allowance for credit loss on any of its available-for-sale or held-to-maturity securities as of June 30, 2026 and December 31, 2025, because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 3—Advances

The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of June 30, 2026	As of December 31, 2025
Due in one year or less	$68,926	$67,939
Due after one year through two years	20,480	13,298
Due after two years through three years	6,282	5,938
Due after three years through four years	1,584	3,002
Due after four years through five years	1,992	1,920
Due after five years	2,422	3,002
Total par value	101,686	95,099
Deferred prepayment fees	(1)	(1)
Discounts	(1)	(1)
Hedging adjustments	(280)	(119)
Total (1)	$101,404	$94,978
___________
(1) Carrying amounts exclude accrued interest receivable of $407 and $380 as of June 30, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of June 30, 2026	As of December 31, 2025
Due or convertible in one year or less	$72,148	$72,029
Due or convertible after one year through two years	20,377	12,656
Due or convertible after two years through three years	5,069	5,433
Due or convertible after three years through four years	1,303	1,993
Due or convertible after four years through five years	1,759	1,624
Due or convertible after five years	1,030	1,364
Total par value	$101,686	$95,099

The following table presents interest-rate payment terms for advances.

	As of June 30, 2026	As of December 31, 2025
Fixed-rate:
Due in one year or less	$18,870	$15,415
Due after one year	15,282	17,951
Total fixed-rate	34,152	33,366
Variable-rate:
Due in one year or less	50,056	52,524
Due after one year	17,478	9,209
Total variable-rate	67,534	61,733
Total par value	$101,686	$95,099

Advance concentrations

The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and are further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $73,893, or 72.7 percent of total advances, and $68,719, or 72.3 percent of total advances, as of June 30, 2026 and December 31, 2025, respectively.
Based on the Bank’s credit analysis of members’ financial condition, prior repayment history, and the collateral pledged as security for advances, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2026 and December 31, 2025. No advance was past due, on nonaccrual status, or considered impaired as of June 30, 2026 and December 31, 2025. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulties during the six months ended June 30, 2026 and 2025.

Note 4—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2026	As of December 31, 2025
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	71	76
Total unpaid principal balance	72	77
Total mortgage loans held for portfolio (1)	72	77
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$72	$77
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2026	As of December 31, 2025
Conventional mortgage loans	$66	$71
Government-guaranteed or insured mortgage loans	6	6
Total unpaid principal balance	$72	$77

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor borrower performance. The following table presents the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of June 30, 2026	As of December 31, 2025
Payment status, at amortized cost: (1)
Past due 30-59 days	$1	$2
Past due 60-89 days	1	1
Past due 90 days or more	1	1
Total past due mortgage loans	3	4
Current mortgage loans	63	67
Total conventional mortgage loans	$66	$71
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

Consolidated Obligation Bonds
The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2026	As of December 31, 2025
Simple variable-rate	$78,362	$49,594
Fixed-rate	29,575	37,678
Step up/down	1,413	2,195
Total par value	$109,350	$89,467

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2026		As of December 31, 2025
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$96,727	3.51	$74,877	3.46
Due after one year through two years	8,371	3.48	9,379	3.04
Due after two years through three years	2,176	3.31	2,897	2.94
Due after three years through four years	787	3.99	660	3.17
Due after four years through five years	828	3.59	1,019	4.34
Due after five years	461	4.74	635	3.69
Total par value	109,350	3.52	89,467	3.42
Premiums	3		4
Discounts	(9)		(10)
Hedging adjustments	(187)		(210)
Total	$109,157		$89,251

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2026	As of December 31, 2025
Noncallable	$88,387	$64,067
Callable	20,963	25,400
Total par value	$109,350	$89,467

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2026	As of December 31, 2025
Due or callable in one year or less	$101,854	$82,948
Due or callable after one year through two years	5,938	4,662
Due or callable after two years through three years	1,051	1,392
Due or callable after three years through four years	36	70
Due or callable after four years through five years	180	105
Due or callable after five years	291	290
Total par value	$109,350	$89,467

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2026	$42,715	$43,037	3.58
As of December 31, 2025	$44,390	$44,616	3.78

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

The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP contributions:

	For the Six Months Ended June 30,
	2026	2025
AHP liability balance, at beginning of period	$174	$157
Statutory AHP assessment	30	32
Voluntary AHP expense	14	11
Direct grant disbursements	(50)	(40)
Recapture amounts and other	1	—
AHP liability balance, at end of period	$169	$160

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents voluntary contributions reported in noninterest expense as “Voluntary housing and community investment” on the Statements of Income, which were allocated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Voluntary AHP contributions:
AHP Homeownership Set-aside Program	$6	$5	$10	$8
Supplemental voluntary contribution to AHP	3	2	4	3
Total voluntary AHP contributions	9	7	14	11
Voluntary non-AHP contributions:
Workforce Housing Plus+ Program	13	13	20	20
Multifamily Housing Development Fund (1)	4	—	6	—
Heirs’ Property Family Wealth Protection Fund	—	—	1	—
Total voluntary non-AHP contributions	17	13	27	20
Total voluntary housing and community investment	$26	$20	$41	$31
____________
(1) Program formerly titled “ Multifamily Housing Bridge Fund.”

Voluntary contributions that are not disbursed, excluding voluntary AHP contributions, are included within “Other liabilities” on the Statements of Condition. The following table presents a rollforward of the Bank’s voluntary non-AHP contributions liability:

	For the Six Months Ended June 30,
	2026	2025
Voluntary non-AHP contributions liability, at beginning of period	$12	$6
Voluntary non-AHP expense	27	20
Voluntary grants and donations	(32)	(25)
Voluntary non-AHP contributions liability, at end of period	$7	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Capital

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (FHFA) regulatory capital rules and requirements.

	As of June 30, 2026		As of December 31, 2025
	Required	Actual	Required	Actual
Risk-based capital	$1,576	$9,033	$1,418	$8,602
Total regulatory capital ratio	4.00%	5.48%	4.00%	5.88%
Total regulatory capital (1)	$6,599	$9,033	$5,849	$8,602
Leverage capital ratio	5.00%	8.21%	5.00%	8.82%
Leverage capital	$8,249	$13,550	$7,312	$12,904
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The following table presents the issued and outstanding shares of the Bank’s capital stock Class B subclasses.

	As of June 30, 2026		As of December 31, 2025
Subclass:	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount
B1 membership stock	11,059,304	$1,106	10,698,627	$1,069
B2 advances activity-based stock	48,134,091	4,813	45,041,666	4,504
B3 standby letters of credit activity-based stock	369,889	37	340,577	34
Total capital stock Class B putable	59,563,284	$5,956	56,080,870	$5,607

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

	2026		2025
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$94	6.40	$100	7.10
Second quarter	96	6.40	96	6.85
Total	$190	6.40	$196	6.97

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Income (Loss)

The following tables present a summary of changes in the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2025	$(4)	$1	$(3)
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(10)	—	(10)
Balance, June 30, 2025	$(14)	$1	$(13)

Balance, March 31, 2026	$2	$(5)	$(3)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	26	—	26
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive income	26	1	27
Balance, June 30, 2026	$28	$(4)	$24

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(1)	$1	$—
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(13)	—	(13)
Balance, June 30, 2025	$(14)	$1	$(13)

Balance, December 31, 2025	$25	$(5)	$20
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	3	—	3
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive income	3	1	4
Balance, June 30, 2026	$28	$(4)	$24
____________
1) Included in Noninterest expense-Other, net on the Statements of Income.

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

	As of June 30, 2026			As of December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$94,674	$157	$187	$109,775	$104	$303
Derivatives not designated as hedging instruments:
Interest-rate swaps	12	—	—	53	—	—
Total derivatives before netting and collateral adjustments	$94,686	157	187	$109,828	104	303
Netting adjustments and cash collateral (1)		230	(185)		230	(299)
Derivative assets and derivative liabilities		$387	$2		$334	$4
_________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $482 and $541 as of June 30, 2026 and December 31, 2025, respectively. Cash collateral received, including accrued interest, was $67 and $12 as of June 30, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended June 30,
	2026				2025
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$1,084	$128	$(1,041)	$(409)	$1,193	$83	$(1,397)	$(189)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives (1)	$112	$89	$(28)	$(4)	$(35)	$(39)	$4	$(1)
Hedged items (2)	(94)	(97)	(17)	5	99	47	(124)	—
Net gains (losses) on fair value hedging relationships	$18	$(8)	$(45)	$1	$64	$8	$(120)	$(1)

	For the Six Months Ended June 30,
	2026				2025
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) reported on the Statements of Income	$2,117	$227	$(2,016)	$(816)	$2,301	$143	$(2,654)	$(417)
Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives (1)	$208	$158	$(86)	$(12)	$(206)	$(88)	$57	$(1)
Hedged items (2)	(170)	(170)	(23)	19	326	100	(304)	6
Net gains (losses) on fair value hedging relationships	$38	$(12)	$(109)	$7	$120	$12	$(247)	$5
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

	As of June 30, 2026
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$18,987	$13,787	$28,094	$33,738
Fair Value Hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(280)	$(91)	$(182)	$(10)
Basis adjustments for discontinued hedging relationships included in amortized cost	—	—	(5)	—
Total amounts of fair value hedging basis adjustments	$(280)	$(91)	$(187)	$(10)

	As of December 31, 2025
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$23,557	$8,908	$36,918	$39,888
Fair Value Hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(120)	$79	$(204)	$9
Basis adjustments for discontinued hedging relationships included in amortized cost	1	—	(6)	—
Total amounts of fair value hedging basis adjustments	$(119)	$79	$(210)	$9
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

	As of June 30, 2026		As of December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$129	$182	$81	$297
Cleared derivatives	28	5	23	6
Total gross recognized amount	157	187	104	303
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(118)	(180)	(73)	(293)
Cleared derivatives	348	(5)	303	(6)
Total gross amounts of netting adjustments and cash collateral	230	(185)	230	(299)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	11	2	8	4
Cleared derivatives	376	—	326	—
Total net amounts after netting adjustments and cash collateral	387	2	334	4
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	5	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	5	—	—	—
Net unsecured amounts:
Uncleared derivatives	6	2	8	4
Cleared derivatives	376	—	326	—
Net amount (1)	$382	$2	$334	$4
_________
(1) The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the
Bank’s or counterparties' uncleared exposure. The Bank pledged excess non-cash collateral with a fair value of $20 and $0 as of June 30, 2026 and
December 31, 2025, respectively, and the Bank received excess non-cash collateral with a fair value of $15 and $0 as of June 30, 2026 and
December 31, 2025, respectively.

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
D
The following tables present the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments.

	As of June 30, 2026
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$48	$48	$48	$—	$—
Interest-bearing deposits	2,621	2,621	—	2,621	—
Securities purchased under agreements to resell	10,000	10,000	—	10,000	—
Federal funds sold	13,522	13,522	—	13,522	—
Available-for-sale securities (1)	13,816	13,816	—	13,816	—
Held-to-maturity securities	22,307	22,160	—	22,160	—
Advances	101,404	101,420	—	101,420	—
Mortgage loans held for portfolio, net	72	70	—	70	—
Accrued interest receivable	547	547	—	547	—
Derivative assets (1)	387	387	—	157	230
Grantor trust assets (included in Other assets) (1)	28	28	28	—	—
Liabilities:
Interest-bearing deposits	2,856	2,856	—	2,856	—
Consolidated obligations, net:
Discount notes	42,715	42,702	—	42,702	—
Bonds	109,157	109,099	—	109,099	—
Mandatorily redeemable capital stock	4	4	4	—	—
Accrued interest payable	629	629	—	629	—
Derivative liabilities (1)	2	2	—	187	(185)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,178,455 and $1,017,701 as of June 30, 2026 and December 31, 2025, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the FHFA was not required to allocate any obligation among the FHLBanks, and the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of June 30, 2026 and December 31, 2025.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2026			As of December 31, 2025
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$12,544	$23,574	$36,118	$6,893	$26,225	$33,118
Unsettled consolidated obligation bonds, at par (2)	630	—	630	6,200	—	6,200
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	1,900	—	1,900
____________
(1)“Expire Within One Year” includes 32 standby letters of credit for a total of $99 and 30 standby letters of credit for a total of $93 as of June 30, 2026 and December 31, 2025, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $169 and $158 as of June 30, 2026 and December 31, 2025, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of June 30, 2026 and December 31, 2025.
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

	As of June 30, 2026
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,339	22.47	$27,700	27.24	$—	—
Bank of America, National Association	721	12.10	14,452	14.21	—	—

	As of December 31, 2025
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,520	27.09	$31,501	33.12	$—	—
Bank of America, National Association	582	10.37	11,553	12.15	—	—

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 13—Subsequent Events

On July 23, 2026, the Bank’s board of directors approved a quarterly cash dividend at an annualized rate of 6.20 percent. The Bank paid the dividend on July 28, 2026, in the amount of $99.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2026 and December 31, 2025, and results of operations for the second quarter and first six months of 2026 and 2025. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2025.

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

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions).

			Change
	As of June 30, 2026	As of December 31, 2025	Amount	Percent
Total assets	$164,985	$146,236	$18,749	12.82
Total liabilities	155,932	137,615	18,317	13.31
Total capital	9,053	8,621	432	5.01

•Total assets increased primarily due to a $6.4 billion, or 6.77 percent, increase in advances, and a $12.2 billion, or 24.4 percent, increase in total investments. The increase in total investments was primarily due to the Bank holding more liquidity investments as of June 30, 2026.

•Total liabilities increased primarily due to an $18.2 billion, or 13.6 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital remained relatively stable compared to December 31, 2025.

Results of Operations

The following table presents the Bank’s significant income and expense items (dollars in millions).

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net interest income	$203	$212	$(9)	(4.68)	$408	$419	$(11)	(2.72)
Noninterest income	8	5	3	98.72	20	10	10	116.88
Noninterest expense	70	60	10	15.17	129	113	16	13.61
Affordable Housing Program assessment	14	16	(2)	(9.37)	30	32	(2)	(4.94)
Net income	$127	$141	$(14)	(9.39)	$269	$284	$(15)	(5.03)

•The decrease in net interest income was primarily due to a decrease in interest rates, partially offset by an increase in average advance and investment balances during the second quarter and first six months of 2026, compared to the same periods in 2025.

•The decrease in net income was primarily due to the decrease in net interest income and a $6 million and $11 million increase in voluntary housing and community investment contributions for the second quarter and first six months of 2026, respectively, compared to the same periods in 2025.

The following table presents the Bank’s significant income ratios.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Return on average equity	5.41%	6.43%	(1.02)	5.85%	6.62%	(0.77)
Average daily SOFR	3.62	4.32	(0.70)	3.64	4.33	(0.69)
Return on average equity spread to average daily SOFR	1.79	2.11	(0.32)	2.21	2.29	(0.08)
Net yield on interest-earning assets	0.48	0.54	(0.06)	0.50	0.55	(0.05)

•The decrease in ROE was primarily due to an increase in average total capital as well as the decrease in net income, which was primarily due to lower interest rates, for the second quarter and first six months of 2026, compared to the same periods in 2025.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital (dollars in millions). These items are discussed in more detail below.

	As of June 30, 2026		As of December 31, 2025		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$101,404	61.46	$94,978	64.95	$6,426	6.77
Investment securities	36,123	21.90	33,591	22.97	2,532	7.54
Other investments	26,143	15.85	16,458	11.26	9,685	58.85
Mortgage loans held for portfolio, net	72	0.04	77	0.05	(5)	(7.37)
Other assets	1,243	0.75	1,132	0.77	111	9.81
Total assets	$164,985	100.00	$146,236	100.00	$18,749	12.82
Consolidated obligations, net:
Discount notes	$42,715	27.40	$44,390	32.26	$(1,675)	(3.77)
Bonds	109,157	70.00	89,251	64.85	19,906	22.30
Total consolidated obligations, net	151,872	97.40	133,641	97.11	18,231	13.64
Deposits	2,856	1.83	2,463	1.79	393	15.93
Other liabilities	1,204	0.77	1,511	1.10	(307)	(20.29)
Total liabilities	$155,932	100.00	$137,615	100.00	$18,317	13.31
Capital stock	$5,956	65.79	$5,607	65.05	$349	6.21
Retained earnings	3,073	33.94	2,994	34.72	79	2.64
Accumulated other comprehensive income	24	0.27	20	0.23	4	23.26
Total capital	$9,053	100.00	$8,621	100.00	$432	5.01

Advances

Total advances increased by 6.77 percent as of June 30, 2026, compared to December 31, 2025. A significant percentage of advances originated during the first six months of 2026 were short-term advances.

As of June 30, 2026, 33.6 percent of the Bank’s advances were fixed-rate, compared to 35.1 percent as of December 31, 2025. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of June 30, 2026 and December 31, 2025, 56.1 percent and 67.9 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 77.8 percent and 20.9 percent, respectively, of the Bank’s variable-rate advances as of June 30, 2026. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2026		As of December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$67,534	66.42	$61,733	64.92
Fixed rate (1)	30,080	29.58	28,134	29.58
Convertible	4,072	4.00	5,232	5.50
Total par value	$101,686	100.00	$95,099	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 3—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of June 30, 2026	As of December 31, 2025	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$6,045	$5,594	$451	8.06
Mortgage-backed securities:
Government-sponsored enterprises commercial	7,771	3,339	4,432	132.75
Total available-for-sale securities	13,816	8,933	4,883	54.66
Held-to-maturity securities:
State or local housing agency debt obligations	6	1	5	515.00
Government-sponsored enterprises debt obligations	360	360	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,656	1,876	(220)	(11.70)
Government-sponsored enterprises residential	9,710	10,559	(849)	(8.03)
Government-sponsored enterprises commercial	10,575	11,862	(1,287)	(10.86)
Total held-to-maturity mortgage-backed securities:	21,941	24,297	(2,356)	(9.70)
Total held-to-maturity securities	22,307	24,658	(2,351)	(9.53)
Total investment securities	36,123	33,591	2,532	7.54
Other investments:
Interest-bearing deposits	2,621	2,551	70	2.74
Securities purchased under agreements to resell	10,000	5,500	4,500	81.82
Federal funds sold	13,522	8,407	5,115	60.84
Total other investments	26,143	16,458	9,685	58.85
Total investments	$62,266	$50,049	$12,217	24.41

The FHFA regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2026, these investments were 329 percent of the Bank’s regulatory capital. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. Consolidated obligation issuances financed 92.1 percent of the $165.0 billion in total assets as of June 30, 2026, a slight increase from the financing ratio of 91.4 percent as of December 31, 2025.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of June 30, 2026 and December 31, 2025, 90.5 percent and 92.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, 79.1 percent and 89.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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
Additionally, an FHFA Advisory Bulletin sets forth guidance for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of June 30, 2026, the Bank was in compliance with this ratio.

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

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including advances, mortgage loans, and investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees, the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments.

The following tables present the change in interest income and expense due to volume or rate variance for the second quarter and first six months of 2026 and 2025 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss).” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets was 48 basis points and 50 basis points for the second quarter and first six months of 2026, compared to 54 basis points and 55 basis points for the same periods in 2025. The decrease in net interest income during the second quarter and the first six months of 2026, compared to the same periods in 2025, was primarily due to a decrease in interest rates, partially offset by an increase in average advance and investment balances.

	For the Three Months Ended June 30,						Change due to
	2026			2025
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,032	$28	3.70	$3,343	$36	4.37	$(3)	$(5)	$(8)
Securities purchased under agreements to resell	5,673	52	3.68	5,085	55	4.36	6	(9)	(3)
Federal funds sold	14,787	136	3.68	12,927	142	4.39	19	(25)	(6)
Investment securities (2)	34,796	373	4.29	32,367	395	4.89	28	(50)	(22)
Advances (3)	111,171	1,084	3.91	103,072	1,193	4.64	88	(197)	(109)
Mortgage loans (4)	73	1	5.05	85	1	5.02	—	—	—
Total interest-earning assets	169,532	1,674	3.96	156,879	1,822	4.66	138	(286)	(148)
Noninterest-earning assets	1,923			1,573
Total assets	$171,455			$158,452
Liabilities and Capital
Interest-bearing deposits (5)	$2,344	21	3.55	$2,149	24	4.24	1	(4)	(3)
Consolidated obligations, net:
Discount notes	44,948	409	3.66	17,509	189	4.33	254	(34)	220
Bonds	112,890	1,041	3.70	127,951	1,397	4.38	(153)	(203)	(356)
Other borrowings	9	—	4.62	15	—	4.76	—	—	—
Total interest-bearing liabilities	160,191	1,471	3.68	147,624	1,610	4.37	102	(241)	(139)
Noninterest-bearing liabilities	1,801			2,033
Total capital	9,463			8,795
Total liabilities and capital	$171,455			$158,452
Interest-rate spread			0.28			0.29
Average interest-earning assets to interest-bearing liabilities			105.83			106.27
Net yield on interest-earning assets (7)	$169,532	$203	0.48	$156,879	$212	0.54
Changes in net interest income							$36	$(45)	$(9)

	For the Six Months Ended June 30,						Change due to
	2026			2025
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,006	$55	3.71	$3,091	$67	4.39	$(2)	$(10)	$(12)
Securities purchased under agreements to resell	5,347	98	3.69	5,429	117	4.36	(1)	(18)	(19)
Federal funds sold	15,095	276	3.68	13,138	286	4.39	39	(49)	(10)
Investment securities (2)	34,091	733	4.34	31,251	764	4.93	65	(96)	(31)
Advances (3)	108,270	2,117	3.94	100,088	2,301	4.64	178	(362)	(184)
Mortgage loans (4)	75	2	5.13	87	2	5.45	—	—	—
Loans to other FHLBanks	2	—	3.69	—	—	—	—	—	—
Total interest-earning assets	165,886	3,281	3.99	153,084	3,537	4.66	279	(535)	(256)
Noninterest-earning assets	1,941			1,544
Total assets	$167,827			$154,628
Liabilities and Capital
Interest-bearing deposits (5)	$2,293	41	3.55	$2,195	47	4.25	2	(8)	(6)
Consolidated obligations, net:
Discount notes	44,921	816	3.66	19,416	417	4.33	472	(73)	399
Bonds	109,463	2,016	3.71	122,384	2,654	4.37	(263)	(375)	(638)
Other borrowings	12	—	5.79	8	—	4.94	—	—	—
Total interest-bearing liabilities	156,689	2,873	3.70	144,003	3,118	4.37	211	(456)	(245)
Noninterest -bearing liabilities	1,847			1,986
Total capital	9,291			8,639
Total liabilities and capital	$167,827			$154,628
Interest-rate spread			0.29			0.29
Average interest-earning assets to interest-bearing liabilities			105.87			106.31
Net yield on interest-earning assets (7)	$165,886	$408	0.50	$153,084	$419	0.55
Changes in net interest income							$68	$(79)	$(11)
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

The following table presents the components of net advances prepayment fees for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross amount of prepayment fees received from advance borrowers	$—	$21	$8	$21
Gross amount of prepayment credits paid to advance borrowers	—	(18)	(5)	(19)
Hedging fair value adjustments on prepaid advances	1	5	10	6
Other	—	(1)	(1)	(1)
Net advances prepayment fees	$1	$7	$12	$7

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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (dollars in millions).

	For the Three Months Ended June 30, 2026
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$1	$—	$(35)	$—	$(34)
Net changes in fair value hedges	(1)	(1)	36	—	34
Net interest settlements on derivatives (1)	21	(7)	(44)	1	(29)
Price alignment amount (2)	(3)	—	(1)	—	(4)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$18	$(8)	$(45)	$1	$(34)

	For the Three Months Ended June 30, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$1	$—	$(52)	$—	$(51)
Net changes in fair value hedges	(2)	1	52	—	51
Net interest settlements on derivatives (1)	68	6	(119)	—	(45)
Price alignment amount (2)	(3)	1	—	(1)	(3)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$64	$8	$(120)	$(1)	$(49)

	For the Six Months Ended June 30, 2026
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$1	$—	$(77)	$—	$(76)
Net changes in fair value hedges	(3)	(2)	79	—	74
Net interest settlements on derivatives (1)	45	(11)	(108)	7	(67)
Price alignment amount (2)	(4)	1	(1)	—	(4)
Amortization or accretion of inactive hedging relationships	(1)	—	(2)	—	(3)
Total effect on net interest income	$38	$(12)	$(109)	$7	$(76)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$2	$—	$—	$—	$2

	For the Six Months Ended June 30, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$2	$—	$(120)	$—	$(118)
Net changes in fair value hedges	(7)	1	121	—	115
Net interest settlements on derivatives (1)	133	10	(245)	8	(94)
Price alignment amount (2)	(8)	1	(1)	(3)	(11)
Amortization or accretion of inactive hedging relationships	—	—	(2)	—	(2)
Total effect on net interest income	$120	$12	$(247)	$5	$(110)
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

Additional Financial Data

The following table presents additional financial data for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Statements of Condition (at period end)
Total assets	$164,985	$154,113	$146,236	$153,864	$146,372
Advances	101,404	95,908	94,978	94,167	90,867
Investments (1)	62,266	56,939	50,049	58,400	54,283
Mortgage loans held for portfolio, net	72	75	77	81	84
Consolidated obligations, net (2)	151,872	141,456	133,641	141,554	134,406
Total Capital stock Class B putable	5,956	5,689	5,607	5,560	5,397
Retained earnings	3,073	3,042	2,994	2,930	2,873
Accumulated other comprehensive income (loss)	24	(3)	20	(1)	(13)
Total capital	9,053	8,728	8,621	8,489	8,257
Statements of Income (for the period ended)
Net interest income	203	205	226	212	212
Standby letters of credit fees	8	8	8	6	5
Net income	127	142	163	155	141
Performance Ratios (%)
Return on average equity (3)	5.41	6.30	7.39	6.95	6.43
Return on average assets (4)	0.30	0.35	0.41	0.38	0.36
Net yield on interest-earning assets	0.48	0.51	0.58	0.53	0.54
Interest-rate spread	0.28	0.31	0.35	0.28	0.29
Regulatory capital ratio (at period end) (5)	5.48	5.67	5.88	5.52	5.65
Total average equity to average assets	5.52	5.55	5.58	5.50	5.55
Dividend payout ratio (6)	75.22	66.44	60.79	63.47	68.12
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

June 30, 2026	$1,178,455
March 31, 2026	1,062,463
December 31, 2025	1,017,701
September 30, 2025	1,041,834
June 30, 2025	1,097,144
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
Liquidity Reserves for Deposits.
FHFA regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first six months of 2026.
Operational Liquidity.
In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first six months of 2026.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding standby letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on standby letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the FHFA throughout the first six months of 2026.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$447	$(386)
Investing activities	(19,249)	1,517
Financing activities	18,831	(1,097)
Net change in cash and due from banks	$29	$34

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
As of June 30, 2026, the FHLBanks had $1,330.8 billion in aggregate par value of consolidated obligations issued and outstanding, $152.4 billion of which was attributable to the Bank. Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the FHFA. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation because of the failure of another FHLBank to meet its obligations. As of June 30, 2026 and December 31, 2025, the FHFA was not required to allocate any obligation among the FHLBanks and the Bank currently believes the likelihood it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2026 and December 31, 2025.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of June 30, 2026.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

Certain significant regulatory actions and developments not previously reported are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the FHFA rescinded certain guidance related to establishing the Bank’s target ratio of advances and mortgage assets compared to its consolidated obligations, providing the Bank more discretion for developing its strategic business plan with respect to core mission assets. Additionally, the FHFA proposed to repeal the new business activity rule, which currently requires the FHFA’s nonobjection before the Bank undertakes certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve System separately published a third proposed rulemaking applicable only to global systemically important banking organizations (“GSIBs”), that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the “Basel III Endgame”. Among other changes, the proposed rules revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including relating to those acquired member asset loans sold to the FHLBanks), and collateral eligible to be pledged as security for FHLBank advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for the Bank. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology which may increase the capital surcharge attributable to a GSIB’s use of the Bank advances and may disincentivize GSIB’s use of Bank advances. The Bank continues to evaluate the potential impact of these proposed rules on its financial condition and results of operation.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. The Bank is reviewing how the various reforms brought by the Act could impact collateral held by large institutional investors that is eligible to be pledged to the Bank, demand for and use of Bank advances due to more relaxed regulation around brokered deposits, and the Bank’s business, operations and financial condition overall.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A Risk Factors in the Bank’s Form 10-K.

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
The Bank determines the credit risk rating for its members by evaluating each institution’s overall financial health, taking into account the quality of assets, earnings, liquidity, and capital position. The Bank assigns each borrower a credit risk rating from one to 10 according to the relative credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 being the greatest amount of credit risk).
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

	As of June 30, 2026		As of December 31, 2025
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	13	$450	19	$647
2	47	16,983	65	4,374
3	100	12,198	103	54,532
4	100	56,262	92	20,853
5	34	4,846	31	4,943
6	19	10,225	17	9,156
7	8	208	15	594
8	4	200	—	—
9	2	314	—	—
10	—	—	—	—
Unrated	1	—	—	—
Total	328	$101,686	342	$95,099
The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage of the borrower’s total assets. Credit exposure is defined as the borrower’s total liabilities to the Bank, which includes the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. The Bank had no borrowers with a credit limit higher than 30 percent as of June 30, 2026.

The Bank obtains collateral on advances to protect against losses, but FHFA regulations permit the Bank to accept only certain types of collateral. The Bank secures priority interest in the collateral it receives from its member through contractual agreements and by timely perfecting its interest in accordance with applicable laws and regulations. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extension of credit as of June 30, 2026 and December 31, 2025. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2026	$101,686	$450,345	60.40	16.78	22.82
As of December 31, 2025	95,099	431,730	60.89	17.75	21.36
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2026 and December 31, 2025.

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

	As of June 30, 2026
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,835	$—	$—	$1,835
Canada	2,765	—	7	2,772
Finland	1,242	—	—	1,242
France	525	—	—	525
Germany	3,210	—	6	3,216
Japan	—	—	12	12
Norway	200	—	—	200
Sweden	2,095	—	—	2,095
United Kingdom	150	—	—	150
United States of America	1,500	2,621	14	4,135
Total	$13,522	$2,621	$39	$16,182

	As of December 31, 2025
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,785	$—	$—	$1,785
Canada	1,505	—	—	1,505
Finland	737	—	—	737
France	995	—	—	995
Germany	2,850	—	10	2,860
United States of America	535	2,551	17	3,103
Total	$8,407	$2,551	$27	$10,985
___________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

As of June 30, 2026, the total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

Royal Bank of Canada was the only counterparty that had greater than 10 percent of the Bank’s total unsecured credit exposure to non-U.S. government and non-U.S. government agency counterparties (representing 10.9 percent).

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

The following table presents information on the credit ratings of the Bank’s investments held as of June 30, 2026 (dollars in millions), based on their credit ratings as of June 30, 2026. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	Carrying Value as of June 30, 2026
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$6,045	$—	$—	$6,045
State or local housing agency debt obligations	5	1	—	—	6
Government-sponsored enterprises debt obligations	—	360	—	—	360
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1,656	—	—	1,656
Government-sponsored enterprises residential	—	9,710	—	—	9,710
Government-sponsored enterprises commercial	428	17,918	—	—	18,346
Total mortgage-backed securities	428	29,284	—	—	29,712
Total investment securities	433	35,690	—	—	36,123
Other investments:
Interest-bearing deposits	—	974	1,647	—	2,621
Securities purchased under agreements to resell	—	5,000	3,000	2,000	10,000
Federal funds sold	—	10,347	1,900	1,275	13,522
Total other investments	—	16,321	6,547	3,275	26,143
Total investments	$433	$52,011	$6,547	$3,275	$62,266

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

Available-for-sale Securities

Available-for-sale securities are evaluated at the individual security level for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. In the case of U.S. obligations, they carry an explicit U.S. government guarantee and GSE securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss). The Bank has not established an allowance for credit loss on any of its available-for-sale securities as of June 30, 2026.

Held-to-maturity Securities

Held-to-maturity securities are evaluated quarterly for expected credit losses on a collective or pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. The Bank has not established an allowance for credit loss on any of its held-to-maturity securities as of June 30, 2026 because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments and (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result, the Bank does not expect any credit losses on its uncleared derivatives as of June 30, 2026.

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

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank utilized two approved Clearinghouses, CME Clearing and LCH Ltd. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has three approved clearing agents, Morgan Stanley & Co. LLC, Goldman Sachs & Co, and Wells Fargo Securities LLC. The Bank does not expect any credit losses on its cleared derivatives as of June 30, 2026.

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

The following table presents the derivative positions with counterparties to which the Bank had credit exposure as of June 30, 2026 (dollars in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of June 30, 2026
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Counterparties:
Asset positions with credit exposure:
Double-A	$1,125	$7	$(7)	$—	$—
Single-A	11,255	32	(25)	1	8
Cleared derivatives	59,057	22	354	—	376
Liability positions with credit exposure:
Single-A	4,306	(37)	40	—	3
Total derivative positions with counterparties to which the Bank had credit exposure	$75,743	$24	$362	$1	$387

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions.

No allowance for credit losses on mortgage loans was deemed necessary by the Bank as of June 30, 2026 and December 31, 2025.

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

			As of June 30, 2026	As of December 31, 2025
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$15,003	$17,295
		Non-qualifying hedges	—	34
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	4,072	5,250
Pay-fixed with embedded features, receive-variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	92	119
		Total	19,167	22,698
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	9,838	6,930
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	4,082	1,956
		Total	13,920	8,886
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	7,570	11,464
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	20,617	25,386
		Total	28,187	36,850
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	33,400	41,375
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	12	19
Total notional amount			$94,686	$109,828

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2026			As of December 31, 2025
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.04	0.10	0.22	0.08	0.14	0.25
Liabilities	0.05	0.05	0.05	0.07	0.07	0.05
Equity	(0.10)	1.05	3.39	0.31	1.22	3.58
Effective duration gap	(0.01)	0.05	0.17	0.01	0.07	0.20

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions).

	As of June 30, 2026			As of December 31, 2025
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$166,027	$165,812	$165,248	$147,322	$147,043	$146,464
Liabilities	156,969	156,794	156,641	138,697	138,512	138,345
Equity	9,058	9,018	8,607	8,625	8,531	8,119

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

As of June 30, 2026, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2026, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. The exhibits listed below are being filed with or incorporated by reference as a part of this Report:

Exhibit No.	Description	Form	Dated Filed

3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta	8-K	10/26/2012
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through April 23, 2026).	10-Q	5/8/2026
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta	8-K	10/8/2021
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	August 7, 2026	By /s/ Reginald T. O’Shields
Name: Reginald T. O’Shields Title: President and Chief Executive Officer

Date:	August 7, 2026	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer