Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Atlanta
filed 2026-11-05
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2026 was 63,347,106.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(Dollars in millions, except par value)

	As of September 30, 2026	As of December 31, 2025
Assets
Cash and due from banks	$44	$19
Interest-bearing deposits (including deposits with other FHLBanks of $4 as of September 30, 2026 and December 31, 2025)	2,576	2,551
Securities purchased under agreements to resell	12,250	5,500
Federal funds sold	10,743	8,407
Investment securities:
Available-for-sale securities (amortized cost of $13,321 and $8,908 and includes $13 and $0 pledged as collateral as of September 30, 2026 and December 31, 2025, respectively)	13,345	8,933
Held-to-maturity securities (fair value of $21,083 and $24,509 as of September 30, 2026 and December 31, 2025, respectively)	21,426	24,658
Total investment securities	34,771	33,591
Advances	105,208	94,978
Mortgage loans held for portfolio, net	69	77
Accrued interest receivable	481	525
Derivative assets	343	334
Other assets, net	259	254
Total assets	$166,744	$146,236
Liabilities
Interest-bearing deposits	$2,704	$2,463
Consolidated obligations, net:
Discount notes	38,752	44,390
Bonds	114,974	89,251
Total consolidated obligations, net	153,726	133,641
Mandatorily redeemable capital stock	4	1
Accrued interest payable	614	550
Affordable Housing Program payable	173	174
Derivative liabilities	7	4
Other liabilities	250	782
Total liabilities	157,478	137,615
Commitments and contingencies (Note 11)
Capital
Capital stock Class B putable ($100 par value); 61,466,454 and 56,080,870 as of September 30, 2026 and December 31, 2025, respectively	6,146	5,607
Retained earnings:
Restricted	1,120	1,041
Unrestricted	1,980	1,953
Total retained earnings	3,100	2,994
Accumulated other comprehensive income	20	20
Total capital	9,266	8,621
Total liabilities and capital	$166,744	$146,236

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Advances	$963	$1,205	$3,080	$3,506
Interest-bearing deposits	29	35	84	102
Securities purchased under agreements to resell	61	63	159	180
Federal funds sold	142	152	418	438
Available-for-sale securities	140	93	367	236
Held-to-maturity securities	234	316	740	937
Mortgage loans	1	1	3	3
Total interest income	1,570	1,865	4,851	5,402
Interest expense
Consolidated obligations:
Discount notes	326	355	1,142	772
Bonds	1,039	1,274	3,055	3,928
Interest-bearing deposits	22	24	63	71
Total interest expense	1,387	1,653	4,260	4,771
Net interest income	183	212	591	631
Noninterest income (loss)
Standby letters of credit fees	8	6	24	15
Other, net	1	3	5	4
Total noninterest income	9	9	29	19
Noninterest expense
Compensation and benefits	23	22	68	65
Other operating expenses	14	15	45	42
Federal Housing Finance Agency	2	3	7	10
Office of Finance	3	2	8	6
Voluntary housing and community investment	9	6	50	37
Other, net	1	1	3	2
Total noninterest expense	52	49	181	162
Income before assessment	140	172	439	488
Affordable Housing Program assessment	14	17	44	49
Net income	$126	$155	$395	$439

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$126	$155	$395	$439
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(4)	12	(1)	(1)
Pension and postretirement benefits	—	—	1	—
Total other comprehensive (loss) income	(4)	12	—	(1)
Total comprehensive income	$122	$167	$395	$438

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(Dollars and shares in millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, June 30, 2025	54	$5,397	$977	$1,896	$2,873	$(13)	$8,257
Issuance of capital stock	33	3,314	—	—	—	—	3,314
Repurchase/redemption of capital stock	(31)	(3,149)	—	—	—	—	(3,149)
Net stock reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	31	124	155	12	167
Cash dividends on capital stock	—	—	—	(98)	(98)	—	(98)
Balance, September 30, 2025	56	$5,560	$1,008	$1,922	$2,930	$(1)	$8,489

Balance, June 30, 2026	60	$5,956	$1,095	$1,978	$3,073	$24	$9,053
Issuance of capital stock	41	4,197	—	—	—	—	4,197
Repurchase/redemption of capital stock	(40)	(4,003)	—	—	—	—	(4,003)
Net stock reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income (loss)	—	—	25	101	126	(4)	122
Cash dividends on capital stock	—	—	—	(99)	(99)	—	(99)
Balance, September 30, 2026	61	$6,146	$1,120	$1,980	$3,100	$20	$9,266

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2024	51	$5,148	$920	$1,865	$2,785	$—	$7,933
Issuance of capital stock	87	8,665	—	—	—	—	8,665
Repurchase/redemption of capital stock	(82)	(8,240)	—	—	—	—	(8,240)
Net stock reclassified to mandatorily redeemable capital stock	—	(13)	—	—	—	—	(13)
Comprehensive income (loss)	—	—	88	351	439	(1)	438
Cash dividends on capital stock	—	—	—	(294)	(294)	—	(294)
Balance, September 30, 2025	56	$5,560	$1,008	$1,922	$2,930	$(1)	$8,489

Balance, December 31, 2025	56	$5,607	$1,041	$1,953	$2,994	$20	$8,621
Issuance of capital stock	124	12,469	—	—	—	—	12,469
Repurchase/redemption of capital stock	(119)	(11,865)	—	—	—	—	(11,865)
Net stock reclassified to mandatorily redeemable capital stock	—	(65)	—	—	—	—	(65)
Comprehensive income	—	—	79	316	395	—	395
Cash dividends on capital stock	—	—	—	(289)	(289)	—	(289)
Balance, September 30, 2026	61	$6,146	$1,120	$1,980	$3,100	$20	$9,266

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$395	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(200)	(220)
Net change in derivative and hedging activities	653	(359)
Net change in:
Accrued interest receivable	44	(40)
Other assets	(7)	(130)
Affordable Housing Program payable	(1)	9
Accrued interest payable	65	4
Other liabilities	(1)	115
Total adjustments	553	(621)
Net cash provided by (used in) operating activities	948	(182)
Investing activities
Net change in:
Interest-bearing deposits	67	(638)
Securities purchased under agreements to resell	(6,750)	14,700
Federal funds sold	(2,336)	(8,883)
Available-for-sale securities:
Purchases of long-term	(5,275)	(2,936)
Proceeds from maturities and paydowns	—	100
Held-to-maturity securities:
Purchases of long-term	(446)	(2,975)
Proceeds from maturities and paydowns	3,413	3,168
Advances, net	(10,596)	(7,987)
Mortgage loans:
Proceeds from principal collected	9	9
Purchases of premises, equipment, and software	(7)	(5)
Net cash used in investing activities	(21,921)	(5,447)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (Dollars in millions)
	For the Nine Months Ended September 30,
	2026	2025
Financing activities
Net change in interest-bearing deposits	475	97
Proceeds from issuance of consolidated obligations:
Discount notes	343,147	219,907
Bonds	138,242	145,230
Payments for debt issuance costs	(8)	(5)
Payments for maturing and retiring consolidated obligations:
Discount notes	(348,606)	(212,555)
Bonds	(112,505)	(147,120)
Proceeds from issuance of capital stock	12,469	8,665
Payments for repurchase/redemption of capital stock	(11,865)	(8,240)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(62)	(13)
Cash dividends paid	(289)	(294)
Net cash provided by financing activities	20,998	5,672
Net increase in cash and due from banks	25	43
Cash and due from banks at beginning of the period	19	35
Cash and due from banks at end of the period	$44	$78
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,237	$4,773
Affordable Housing Program assessment, net	$64	$53
Noncash investing and financing activities:
Net capital stock reclassified to mandatorily redeemable capital stock	$65	$13
Investment securities purchased but settled in subsequent periods	$9	$292

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

The Bank operates one reportable segment that makes advances (loans) and provides other limited financial services to its members to meet the housing, business, and economic development needs of the communities they serve, in accordance with its housing finance and community development mission. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity of the Bank is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by its members. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Bank’s Form 10-K. There have been no changes to the Bank’s accounting policies as of September 30, 2026. The president and chief executive officer is the chief operating decision maker (CODM).

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

All investments in interest-bearing deposits and federal funds sold were repaid or expected to be repaid according to the contractual terms as of September 30, 2026 and December 31, 2025. No allowance for credit losses was recorded for these assets as of September 30, 2026 and December 31, 2025. The carrying values of these assets exclude accrued interest receivable that was not material as of September 30, 2026 and December 31, 2025.

Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2026 and December 31, 2025. The carrying values of securities purchased under agreements to resell exclude accrued interest receivable that was not material as of September 30, 2026 and December 31, 2025.
Recently Issued But Not Yet Adopted Accounting Standards

There were no changes during the nine months ended September 30, 2026, to recently issued but not yet adopted accounting standards as disclosed in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” in the Bank’s Form 10-K.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Investments in Debt Securities

Available-for-sale Securities

The following table presents available-for-sale securities.

	As of September 30, 2026				As of December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$5,977	$12	$—	$5,989	$5,581	$13	$—	$5,594
Mortgage-backed securities:
Government-sponsored enterprises commercial	7,344	26	(14)	7,356	3,327	14	(2)	3,339
Total	$13,321	$38	$(14)	$13,345	$8,908	$27	$(2)	$8,933
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $59 and $57 as of September 30, 2026 and December 31, 2025, respectively.

The following tables present available-for-sale securities with gross unrealized losses. The gross unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises commercial	$3,686	$(13)	$141	$(1)	$3,827	$(14)

	As of December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises commercial	$673	$(2)	$196	$—	$869	$(2)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity.

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,732	$2,733	$1,229	$1,230
Due after one year through five years	3,245	3,256	4,352	4,364
Total non-mortgage-backed securities	5,977	5,989	5,581	5,594
Mortgage-backed securities (2)	7,344	7,356	3,327	3,339
Total	$13,321	$13,345	$8,908	$8,933
____________________
(1) Amortized cost includes adjustments made to the cost basis for accretion, amortization, fair value hedge accounting adjustments, and excludes accrued interest receivable of $59 and $57 as of September 30, 2026 and December 31, 2025, respectively.
(2) Mortgage-backed securities (MBS) are not presented by contractual maturity because their actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
1) A
Held-to-maturity Securities

The following table presents held-to-maturity securities.

	As of September 30, 2026				As of December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$16	$—	$—	$16	$1	$—	$—	$1
Government-sponsored enterprises debt obligations	360	1	—	361	360	2	—	362
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,569	—	(53)	1,516	1,876	12	(21)	1,867
Government-sponsored enterprises residential	9,345	4	(186)	9,163	10,559	43	(90)	10,512
Government-sponsored enterprises commercial	10,136	7	(116)	10,027	11,862	11	(106)	11,767
Total	$21,426	$12	$(355)	$21,083	$24,658	$68	$(217)	$24,509
 ____________
(1) Excludes accrued interest receivable of $36 and $43 as of September 30, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity.

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost (1)	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$200	$200	$101	$101
Due after one year through five years	107	107	200	201
Due after five years through 10 years	69	70	60	61
Total non-mortgage-backed securities	376	377	361	363
Mortgage-backed securities (2)	21,050	20,706	24,297	24,146
Total	$21,426	$21,083	$24,658	$24,509
____________

(1) Excludes accrued interest receivable of $36 and $43 as of September 30, 2026 and December 31, 2025, respectively.
(2) MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Allowance For Credit Loss on Available-for-sale and Held-to-maturity Securities

The Bank has not established an allowance for credit loss on any of its available-for-sale or held-to-maturity securities as of September 30, 2026 and December 31, 2025, because the securities: (1) were all highly-rated, (2) had not experienced, nor did the Bank expect, any payment default on the instruments, (3) in the case of U.S. obligations, they carry an explicit U.S. government guarantee, and (4) in the case of government-sponsored enterprise (GSE) securities, they are purchased under the assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 3—Advances

The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2026	As of December 31, 2025
Overdrawn demand deposit accounts	$17	$—
Due in one year or less	60,604	67,939
Due after one year through two years	34,011	13,298
Due after two years through three years	4,701	5,938
Due after three years through four years	1,279	3,002
Due after four years through five years	2,241	1,920
Due after five years	2,838	3,002
Total par value	105,691	95,099
Deferred prepayment fees	4	(1)
Discounts	(1)	(1)
Hedging adjustments	(486)	(119)
Total (1)	$105,208	$94,978
___________
(1) Carrying amounts exclude accrued interest receivable of $354 and $380 as of September 30, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next available conversion date.

	As of September 30, 2026	As of December 31, 2025
Overdrawn demand deposit accounts	$17	$—
Due or convertible in one year or less	63,228	72,029
Due or convertible after one year through two years	33,908	12,656
Due or convertible after two years through three years	3,795	5,433
Due or convertible after three years through four years	1,166	1,993
Due or convertible after four years through five years	1,890	1,624
Due or convertible after five years	1,687	1,364
Total par value	$105,691	$95,099

The following table presents interest-rate payment terms for advances.

	As of September 30, 2026	As of December 31, 2025
Fixed-rate:
Due in one year or less	$18,269	$15,415
Due after one year	13,687	17,951
Total fixed-rate	31,956	33,366
Variable-rate:
Due in one year or less	42,352	52,524
Due after one year	31,383	9,209
Total variable-rate	73,735	61,733
Total par value	$105,691	$95,099

Advance concentrations

The Bank’s advances are concentrated in commercial banks, credit unions, insurance companies, and savings institutions and are further concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $75,743, or 71.7 percent of total advances, and $68,719, or 72.3 percent of total advances, as of September 30, 2026 and December 31, 2025, respectively.
Based on the Bank’s credit analysis of members’ financial condition, prior repayment history, and the collateral pledged as security for advances, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2026 and December 31, 2025. No advance was past due, on nonaccrual status, or considered impaired as of September 30, 2026 and December 31, 2025. There were no write-offs of advances or modification of advances to borrowers experiencing financial difficulties during the nine months ended September 30, 2026 and 2025.

Note 4—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2026	As of December 31, 2025
Medium-term (15 years or less)	$1	$1
Long-term (greater than 15 years)	68	76
Total unpaid principal balance	69	77
Total mortgage loans held for portfolio (1)	69	77
Allowance for credit losses on mortgage loans	—	—
Mortgage loans held for portfolio, net	$69	$77
____________
(1) Amortized cost, excluding accrued interest receivable that was not material for the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2026	As of December 31, 2025
Conventional mortgage loans	$63	$71
Government-guaranteed or insured mortgage loans	6	6
Total unpaid principal balance	$69	$77

Payment status is a key credit quality indicator for conventional mortgage loans and allows the Bank to monitor borrower performance. The following table presents the payment status for conventional mortgage loans. All of the Bank’s conventional mortgage loans were originated prior to 2018.

	As of September 30, 2026	As of December 31, 2025
Payment status, at amortized cost: (1)
Past due 30-59 days	$2	$2
Past due 60-89 days	—	1
Past due 90 days or more	1	1
Total past due mortgage loans	3	4
Current mortgage loans	60	67
Total conventional mortgage loans	$63	$71
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

Consolidated Obligation Bonds
The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2026	As of December 31, 2025
Simple variable-rate	$89,269	$49,594
Fixed-rate	24,843	37,678
Step up/down	1,093	2,195
Total par value	$115,205	$89,467

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2026		As of December 31, 2025
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$95,730	3.77	$74,877	3.46
Due after one year through two years	15,068	3.82	9,379	3.04
Due after two years through three years	2,201	3.48	2,897	2.94
Due after three years through four years	901	4.31	660	3.17
Due after four years through five years	884	3.74	1,019	4.34
Due after five years	421	5.07	635	3.69
Total par value	115,205	3.78	89,467	3.42
Premiums	3		4
Discounts	(9)		(10)
Hedging adjustments	(225)		(210)
Total	$114,974		$89,251

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2026	As of December 31, 2025
Noncallable	$94,116	$64,067
Callable	21,089	25,400
Total par value	$115,205	$89,467

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2026	As of December 31, 2025
Due or callable in one year or less	$102,537	$82,948
Due or callable after one year through two years	11,104	4,662
Due or callable after two years through three years	1,026	1,392
Due or callable after three years through four years	156	70
Due or callable after four years through five years	106	105
Due or callable after five years	276	290
Total par value	$115,205	$89,467

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2026	$38,752	$39,087	3.81
As of December 31, 2025	$44,390	$44,616	3.78

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

The following table presents a rollforward of the Bank’s AHP liability, including voluntary AHP contributions:

	For the Nine Months Ended September 30,
	2026	2025
AHP liability balance, at beginning of period	$174	$157
Statutory AHP assessment	44	49
Voluntary AHP expense	19	13
Direct grant disbursements	(65)	(54)
Recapture amounts and other	1	1
AHP liability balance, at end of period	$173	$166

Voluntary Contributions

In addition to the statutory AHP assessment, the Bank’s board of directors may, from time to time, authorize voluntary contributions to the AHP or other housing and community investment initiatives. The Bank’s board of directors authorized $45 in voluntary contributions for 2026 consisting of $14 in voluntary AHP contributions and $31 in voluntary non-AHP contributions. These amounts were expensed during the nine months ended September 30, 2026. The income statement effects of voluntary contributions reduce net income before assessment which, in turn, reduces the statutory AHP assessment each year. As such, the Bank has committed to making supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The line item below titled “Supplemental voluntary contribution to AHP” represents this amount. The supplemental voluntary contribution to AHP is accrued, expensed, and disbursed in the same manner as statutory AHP assessments.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents voluntary contributions reported in noninterest expense as “Voluntary housing and community investment” on the Statements of Income, which were allocated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Voluntary AHP contributions:
AHP Homeownership Set-aside Program	$4	$1	$14	$9
Supplemental voluntary contribution to AHP	1	1	5	4
Total voluntary AHP contributions	5	2	19	13
Voluntary non-AHP contributions:
Workforce Housing Plus+ Program	—	—	20	20
Multifamily Housing Development Fund (1)	4	4	10	4
Heirs’ Property Family Wealth Protection Fund	—	—	1	—
Total voluntary non-AHP contributions	4	4	31	24
Total voluntary housing and community investment	$9	$6	$50	$37
____________
(1) Program formerly titled “ Multifamily Housing Bridge Fund.”

Voluntary contributions that are not disbursed, excluding voluntary AHP contributions, are included within “Other liabilities” on the Statements of Condition. The following table presents a rollforward of the Bank’s voluntary non-AHP contributions liability:

	For the Nine Months Ended September 30,
	2026	2025
Voluntary non-AHP contributions liability, at beginning of period	$12	$6
Voluntary non-AHP expense	31	24
Voluntary grants and donations	(33)	(26)
Voluntary non-AHP contributions liability, at end of period	$10	$4

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Capital

The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (FHFA) regulatory capital rules and requirements. The Bank’s required risk-based capital amount as of December 31, 2025, has been updated from the amount previously disclosed due to revisions to the underlying calculation. The change was immaterial.

	As of September 30, 2026		As of December 31, 2025
	Required	Actual	Required	Actual
Risk-based capital	$1,595	$9,250	$1,412	$8,602
Total regulatory capital ratio	4.00%	5.55%	4.00%	5.88%
Total regulatory capital (1)	$6,670	$9,250	$5,849	$8,602
Leverage capital ratio	5.00%	8.32%	5.00%	8.82%
Leverage capital	$8,337	$13,875	$7,312	$12,904
____________
(1) Total regulatory capital does not include accumulated other comprehensive loss, but does include mandatorily redeemable capital stock.

The following table presents the issued and outstanding shares of the Bank’s capital stock Class B subclasses.

	As of September 30, 2026		As of December 31, 2025
Subclass:	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount
B1 membership stock	11,056,180	$1,106	10,698,627	$1,069
B2 advances activity-based stock	50,026,957	5,002	45,041,666	4,504
B3 standby letters of credit activity-based stock	383,317	38	340,577	34
Total capital stock Class B putable	61,466,454	$6,146	56,080,870	$5,607

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

	2026		2025
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First quarter	$94	6.40	$100	7.10
Second quarter	96	6.40	96	6.85
Third quarter	99	6.20	98	6.60
Total	$289	6.33	$294	6.84

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 8—Accumulated Other Comprehensive Income (Loss)

The following tables present a summary of changes in the components comprising accumulated other comprehensive income (loss).

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2025	$(14)	$1	$(13)
Other comprehensive income before reclassifications:
Net unrealized gains on available-for-sale securities	12	—	12
Balance, September 30, 2025	$(2)	$1	$(1)

Balance, June 30, 2026	$28	$(4)	$24
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(4)	—	(4)
Balance, September 30, 2026	$24	$(4)	$20

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(1)	$1	$—
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(1)	—	(1)
Balance, September 30, 2025	$(2)	$1	$(1)

Balance, December 31, 2025	$25	$(5)	$20
Other comprehensive income before reclassifications:
Net unrealized losses on available-for-sale securities	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	—	1	1
Net current period other comprehensive (loss) income	(1)	1	—
Balance, September 30, 2026	$24	$(4)	$20
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

	As of September 30, 2026			As of December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$73,468	$333	$199	$109,775	$104	$303
Derivatives not designated as hedging instruments:
Interest-rate swaps	39	—	—	53	—	—
Total derivatives before netting and collateral adjustments	$73,507	333	199	$109,828	104	303
Netting adjustments and cash collateral (1)		10	(192)		230	(299)
Derivative assets and derivative liabilities		$343	$7		$334	$4
_________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted, including accrued interest, was $449 and $541 as of September 30, 2026 and December 31, 2025, respectively. Cash collateral received, including accrued interest, was $247 and $12 as of September 30, 2026 and December 31, 2025, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the net gains (losses) on fair value hedging relationships.

	For the Three Months Ended September 30,
	2026				2025
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) recorded in the Statements of Income	$963	$140	$(1,039)	$(326)	$1,205	$93	$(1,274)	$(355)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives (1)	$233	$471	$(78)	$(3)	$40	$—	$(10)	$2
Hedged items (2)	(210)	(486)	38	3	24	9	(114)	(9)
Net gains (losses) on fair value hedging relationships	$23	$(15)	$(40)	$—	$64	$9	$(124)	$(7)

	For the Nine Months Ended September 30,
	2026				2025
	Interest Income (Expense)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Total interest income (expense) reported on the Statements of Income	$3,080	$367	$(3,055)	$(1,142)	$3,506	$236	$(3,928)	$(772)
Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives (1)	$441	$629	$(164)	$(15)	$(166)	$(88)	$47	$1
Hedged items (2)	(380)	(656)	15	22	350	109	(418)	(3)
Net gains (losses) on fair value hedging relationships	$61	$(27)	$(149)	$7	$184	$21	$(371)	$(2)
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

	As of September 30, 2026
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$17,331	$13,321	$23,103	$18,869
Fair Value Hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(482)	$(576)	$(221)	$(13)
Basis adjustments for discontinued hedging relationships included in amortized cost	(4)	—	(4)	—
Total amounts of fair value hedging basis adjustments	$(486)	$(576)	$(225)	$(13)

	As of December 31, 2025
	Advances	Available-for-sale Securities	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes
Amortized cost of hedged asset or liability (1)	$23,557	$8,908	$36,918	$39,888
Fair Value Hedging adjustments:
Basis adjustments for active hedging relationships included in amortized cost	$(120)	$79	$(204)	$9
Basis adjustments for discontinued hedging relationships included in amortized cost	1	—	(6)	—
Total amounts of fair value hedging basis adjustments	$(119)	$79	$(210)	$9
___________
(1) Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions, and manages credit risk through use of clearing agents and central counterparties, credit analysis of derivative counterparties, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and FHFA regulations.
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

	As of September 30, 2026		As of December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$324	$196	$81	$297
Cleared derivatives	9	3	23	6
Total gross recognized amount	333	199	104	303
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(314)	(189)	(73)	(293)
Cleared derivatives	324	(3)	303	(6)
Total gross amounts of netting adjustments and cash collateral	10	(192)	230	(299)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	10	7	8	4
Cleared derivatives	333	—	326	—
Total net amounts after netting adjustments and cash collateral	343	7	334	4
Non-cash collateral received or pledged not offset-cannot be sold or repledged:
Uncleared derivatives	3	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	3	—	—	—
Net unsecured amounts:
Uncleared derivatives	7	7	8	4
Cleared derivatives	333	—	326	—
Net amount (1)	$340	$7	$334	$4
_________
(1) The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the
Bank’s or counterparties' uncleared exposure. The Bank pledged excess non-cash collateral with a fair value of $13 and $0 as of September 30, 2026 and
December 31, 2025, respectively, and the Bank received excess non-cash collateral with a fair value of $10 and $0 as of September 30, 2026 and
December 31, 2025, respectively.

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
D
The following tables present the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments.

	As of September 30, 2026
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$44	$44	$44	$—	$—
Interest-bearing deposits	2,576	2,576	—	2,576	—
Securities purchased under agreements to resell	12,250	12,250	—	12,250	—
Federal funds sold	10,743	10,743	—	10,743	—
Available-for-sale securities (1)	13,345	13,345	—	13,345	—
Held-to-maturity securities	21,426	21,083	—	21,083	—
Advances	105,208	105,200	—	105,200	—
Mortgage loans held for portfolio, net	69	64	—	64	—
Accrued interest receivable	481	481	—	481	—
Derivative assets (1)	343	343	—	333	10
Grantor trust assets (included in Other assets) (1)	28	28	28	—	—
Liabilities:
Interest-bearing deposits	2,704	2,704	—	2,704	—
Consolidated obligations, net:
Discount notes	38,752	38,739	—	38,739	—
Bonds	114,974	114,848	—	114,848	—
Mandatorily redeemable capital stock	4	4	4	—	—
Accrued interest payable	614	614	—	614	—
Derivative liabilities (1)	7	7	—	199	(192)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $1,134,461 and $1,017,701 as of September 30, 2026 and December 31, 2025, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the FHFA was not required to allocate any obligation among the FHLBanks, and the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2026 and December 31, 2025.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2026			As of December 31, 2025
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$13,205	$24,490	$37,695	$6,893	$26,225	$33,118
Unsettled consolidated obligation bonds, at par (2)	74	—	74	6,200	—	6,200
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	1,900	—	1,900
____________
(1)“Expire Within One Year” includes 30 standby letters of credit for a total of $100 and 30 standby letters of credit for a total of $93 as of September 30, 2026 and December 31, 2025, respectively, which have no stated maturity date and are subject to renewal on an annual basis.
(2)Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $165 and $158 as of September 30, 2026 and December 31, 2025, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments as of September 30, 2026 and December 31, 2025.
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

	As of September 30, 2026
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,394	22.66	$28,850	27.30	$—	—
Bank of America, National Association	733	11.92	14,699	13.91	—	—

	As of December 31, 2025
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Truist Bank	$1,520	27.09	$31,501	33.12	$—	—
Bank of America, National Association	582	10.37	11,553	12.15	—	—

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 13—Subsequent Events

On October 22, 2026, the Bank’s board of directors approved a quarterly cash dividend at an annualized rate of 6.20 percent. The Bank paid the dividend on October 27, 2026, in the amount of $88.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2026 and December 31, 2025, and results of operations for the third quarter and first nine months of 2026 and 2025. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this Report, as well as the Bank’s audited financial statements for the year ended December 31, 2025.

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

Financial Condition

The following table presents the Bank’s total assets, total liabilities, and total capital (dollars in millions).

			Change
	As of September 30, 2026	As of December 31, 2025	Amount	Percent
Total assets	$166,744	$146,236	$20,508	14.02
Total liabilities	157,478	137,615	19,863	14.43
Total capital	9,266	8,621	645	7.48

•Total assets increased primarily due to a $10.2 billion, or 10.8 percent, increase in advances, and a $10.3 billion, or 20.6 percent, increase in total investments. The increase in total investments was primarily due to the Bank holding more liquidity investments as of September 30, 2026.

•Total liabilities increased primarily due to a $20.1 billion, or 15.0 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

•Total capital increased primarily due to a $498 million increase in advance activity-based capital stock and a $106 million increase in retained earnings.

Results of Operations

The following table presents the Bank’s significant income and expense items (dollars in millions).

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net interest income	$183	$212	$(29)	(13.37)	$591	$631	$(40)	(6.29)
Noninterest income	9	9	—	(3.52)	29	19	10	57.36
Noninterest expense	52	49	3	7.39	181	162	19	11.75
Affordable Housing Program assessment	14	17	(3)	(18.64)	44	49	(5)	(9.78)
Net income	$126	$155	$(29)	(18.68)	$395	$439	$(44)	(9.85)

•For the third quarter of 2026, the decreases in net interest income and net income were primarily due to a decrease in interest rates, which impacted interest-earning assets more than interest-bearing liabilities, and a decrease in average advance balances, partially offset by an increase in average investment balances, compared to the same period in 2025. Additionally, average funding spreads on newly-issued consolidated obligations increased.

•For the first nine months of 2026, the decreases in net interest income and net income were primarily due to a decrease in interest rates, which impacted interest-earning assets more than interest-bearing liabilities. These decreases were partially offset by an increase in average advance and investment balances, compared to the same period in 2025. Additionally, average funding spreads on newly-issued consolidated obligations increased.

The following table presents the Bank’s significant income ratios.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Return on average equity	5.71%	6.95%	(1.24)	5.80%	6.73%	(0.93)
Average daily SOFR	3.67	4.33	(0.66)	3.65	4.33	(0.68)
Return on average equity spread to average daily SOFR	2.04	2.62	(0.58)	2.15	2.40	(0.25)
Net yield on interest-earning assets	0.47	0.53	(0.06)	0.49	0.54	(0.05)

•The decrease in return on average equity was primarily due to the decrease in net income for the periods presented.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2026		As of December 31, 2025		Change
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$105,208	63.10	$94,978	64.95	$10,230	10.77
Investment securities	34,771	20.85	33,591	22.97	1,180	3.51
Other investments	25,569	15.33	16,458	11.26	9,111	55.36
Mortgage loans held for portfolio, net	69	0.04	77	0.05	(8)	(11.11)
Other assets	1,127	0.68	1,132	0.77	(5)	(0.41)
Total assets	$166,744	100.00	$146,236	100.00	$20,508	14.02
Consolidated obligations, net:
Discount notes	$38,752	24.61	$44,390	32.26	$(5,638)	(12.70)
Bonds	114,974	73.01	89,251	64.85	25,723	28.82
Total consolidated obligations, net	153,726	97.62	133,641	97.11	20,085	15.03
Deposits	2,704	1.72	2,463	1.79	241	9.76
Other liabilities	1,048	0.66	1,511	1.10	(463)	(30.61)
Total liabilities	$157,478	100.00	$137,615	100.00	$19,863	14.43
Capital stock	$6,146	66.33	$5,607	65.05	$539	9.60
Retained earnings	3,100	33.45	2,994	34.72	106	3.54
Accumulated other comprehensive income	20	0.22	20	0.23	—	0.57
Total capital	$9,266	100.00	$8,621	100.00	$645	7.48

Advances

Total advances increased by 10.8 percent as of September 30, 2026, compared to December 31, 2025. A significant percentage of advances originated during the first nine months of 2026 were short-term.

As of September 30, 2026, 30.2 percent of the Bank’s advances were fixed-rate, compared to 35.1 percent as of December 31, 2025. However, the Bank often simultaneously entered into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2026 and December 31, 2025, 55.3 percent and 67.9 percent, respectively, of the total Bank’s fixed-rate advances were swapped. SOFR-indexed and OIS-indexed advances comprised 71.5 percent and 28.1 percent, respectively, of the Bank’s variable-rate advances as of September 30, 2026. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2026		As of December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$73,735	69.77	$61,733	64.92
Fixed rate (1)	28,645	27.10	28,134	29.58
Convertible	3,311	3.13	5,232	5.50
Total par value	$105,691	100.00	$95,099	100.00
____________
(1)Includes convertible advances whose conversion options have expired.

Refer to Note 3—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Change
	As of September 30, 2026	As of December 31, 2025	Amount	Percent
Available-for-sale securities:
U.S. Treasury obligations	$5,989	$5,594	$395	7.04
Mortgage-backed securities:
Government-sponsored enterprises commercial	7,356	3,339	4,017	120.33
Total available-for-sale securities	13,345	8,933	4,412	49.38
Held-to-maturity securities:
State or local housing agency debt obligations	16	1	15	*
Government-sponsored enterprises debt obligations	360	360	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	1,569	1,876	(307)	(16.35)
Government-sponsored enterprises residential	9,345	10,559	(1,214)	(11.50)
Government-sponsored enterprises commercial	10,136	11,862	(1,726)	(14.55)
Total held-to-maturity mortgage-backed securities:	21,050	24,297	(3,247)	(13.36)
Total held-to-maturity securities	21,426	24,658	(3,232)	(13.11)
Total investment securities	34,771	33,591	1,180	3.51
Other investments:
Interest-bearing deposits	2,576	2,551	25	0.99
Securities purchased under agreements to resell	12,250	5,500	6,750	122.73
Federal funds sold	10,743	8,407	2,336	27.79
Total other investments	25,569	16,458	9,111	55.36
Total investments	$60,340	$50,049	$10,291	20.56
_____________
* Not meaningful

The FHFA regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of September 30, 2026, these investments were 312 percent of the Bank’s regulatory capital. The Bank was in compliance with this regulatory requirement at the time of its MBS purchases and is not required to sell any previously purchased MBS. However, the Bank is precluded from purchasing additional MBS until its MBS to regulatory capital declines below 300 percent.

The amount held in other investments varies each day based on the Bank’s liquidity needs as a result of advances demand, the earnings rates, and the availability of high-quality counterparties in the federal funds market.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. Consolidated obligation issuances financed 92.2 percent of the $166.7 billion in total assets as of September 30, 2026, a slight increase from the financing ratio of 91.4 percent as of December 31, 2025.
The Bank often simultaneously enters into derivatives with the issuance of fixed-rate consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, primarily based on SOFR. As of September 30, 2026 and December 31, 2025, 89.2 percent and 92.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank’s variable-rate consolidated obligation bonds were swapped as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, 49.0 percent and 89.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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
Additionally, an FHFA Advisory Bulletin sets forth guidance for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end. As of September 30, 2026, the Bank was in compliance with this ratio.

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

The following tables present the change in interest income and expense due to volume or rate variance for the third quarter and first nine months of 2026 and 2025 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, when derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. When derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in “Noninterest income (loss).” Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

The net yield on interest-earning assets was 47 basis points and 49 basis points for the third quarter and first nine months of 2026, compared to 53 basis points and 54 basis points for the same periods in 2025. The decrease in net interest income during the third quarter of 2026, compared to the same period in 2025, was primarily due to a decrease in interest rates which impacted interest-earning assets more than interest-bearing liabilities and a decrease in average advance balance, partially offset by an increase in average investment balances. The decrease in net interest income during the first nine months of 2026, compared to the same period in 2025, was primarily due to a decrease in interest rates which impacted interest-earning assets more than interest-bearing liabilities, partially offset by increases in average advance and investment balances.

	For the Three Months Ended September 30,						Change due to
	2026			2025
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,038	$29	3.74	$3,174	$35	4.39	$(1)	$(5)	$(6)
Securities purchased under agreements to resell	6,536	61	3.71	5,723	63	4.33	8	(10)	(2)
Federal funds sold	15,190	142	3.72	13,872	152	4.35	14	(24)	(10)
Investment securities (2)	35,354	374	4.20	33,206	409	4.89	25	(60)	(35)
Advances (3)	95,151	963	4.02	102,807	1,205	4.65	(86)	(156)	(242)
Mortgage loans (4)	70	1	4.89	82	1	5.27	—	—	—
Loans to other FHLBanks	1	—	3.67	1	—	4.39	—	—	—
Total interest-earning assets	155,340	1,570	4.01	158,865	1,865	4.66	(40)	(255)	(295)
Noninterest-earning assets	1,771			1,837
Total assets	$157,111			$160,702
Liabilities and Capital
Interest-bearing deposits (5)	$2,454	22	3.59	$2,301	24	4.22	2	(4)	(2)
Consolidated obligations, net:
Discount notes	34,623	326	3.73	32,457	355	4.34	23	(52)	(29)
Bonds	109,565	1,039	3.76	115,084	1,274	4.39	(59)	(176)	(235)
Other borrowings	21	—	4.20	1	—	6.16	—	—	—
Total interest-bearing liabilities	146,663	1,387	3.75	149,843	1,653	4.38	(34)	(232)	(266)
Noninterest-bearing liabilities	1,696			2,014
Total capital	8,752			8,845
Total liabilities and capital	$157,111			$160,702
Interest-rate spread			0.26			0.28
Average interest-earning assets to interest-bearing liabilities			105.92			106.02
Net yield on interest-earning assets (7)	$155,340	$183	0.47	$158,865	$212	0.53
Changes in net interest income							$(6)	$(23)	$(29)

	For the Nine Months Ended September 30,						Change due to
	2026			2025
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volumes (6)	Rate (6)	Net Change
Assets
Interest-bearing deposits (1)	$3,017	$84	3.72	$3,119	$102	4.39	$(3)	$(15)	$(18)
Securities purchased under agreements to resell	5,748	159	3.69	5,528	180	4.35	7	(28)	(21)
Federal funds sold	15,127	418	3.69	13,386	438	4.38	53	(73)	(20)
Investment securities (2)	34,516	1,107	4.29	31,910	1,173	4.91	91	(157)	(66)
Advances (3)	103,849	3,080	3.97	101,004	3,506	4.64	96	(522)	(426)
Mortgage loans (4)	73	3	5.05	85	3	5.39	—	—	—
Loans to other FHLBanks	2	—	3.69	—	—	—	—	—	—
Total interest-earning assets	162,332	4,851	4.00	155,032	5,402	4.66	244	(795)	(551)
Noninterest-earning assets	1,883			1,643
Total assets	$164,215			$156,675
Liabilities and Capital
Interest-bearing deposits (5)	$2,347	63	3.56	$2,230	71	4.24	4	(12)	(8)
Consolidated obligations, net:
Discount notes	41,451	1,142	3.68	23,811	772	4.34	501	(131)	370
Bonds	109,497	3,055	3.73	119,924	3,928	4.38	(323)	(550)	(873)
Other borrowings	15	—	5.06	6	—	5.03	—	—	—
Total interest-bearing liabilities	153,310	4,260	3.72	145,971	4,771	4.37	182	(693)	(511)
Noninterest -bearing liabilities	1,796			1,995
Total capital	9,109			8,709
Total liabilities and capital	$164,215			$156,675
Interest-rate spread			0.28			0.29
Average interest-earning assets to interest-bearing liabilities			105.88			106.21
Net yield on interest-earning assets (7)	$162,332	$591	0.49	$155,032	$631	0.54
Changes in net interest income							$62	$(102)	$(40)
____________
(1)Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)Includes available-for-sale securities at amortized cost basis.
(3) Interest income and average yield include net prepayment fees on advances as detailed in the advance prepayment fees table below.
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

The following table presents the components of net advances prepayment fees for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross amount of prepayment fees received from advance borrowers	$1	$15	$9	$36
Gross amount of prepayment credits paid to advance borrowers	(7)	(1)	(12)	(20)
Hedging fair value adjustments on prepaid advances	6	(5)	16	1
Other	3	(4)	2	(5)
Net advances prepayment fees	$3	$5	$15	$12

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

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (dollars in millions).

	For the Three Months Ended September 30, 2026
	Advances	Investments	Consolidated Obligation Bonds	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$3	$—	$(28)	$(25)
Net changes in fair value hedges	1	(8)	28	21
Net interest settlements on derivatives (1)	21	(5)	(39)	(23)
Price alignment amount (2)	(3)	(2)	—	(5)
Amortization or accretion of inactive hedging relationships	1	—	(1)	—
Total effect on net interest income	$23	$(15)	$(40)	$(32)

	For the Three Months Ended September 30, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$1	$—	$(46)	$—	$(45)
Net changes in fair value hedges	(1)	—	46	—	45
Net interest settlements on derivatives (1)	67	8	(123)	(6)	(54)
Price alignment amount (2)	(3)	1	—	(1)	(3)
Amortization or accretion of inactive hedging relationships	—	—	(1)	—	(1)
Total effect on net interest income	$64	$9	$(124)	$(7)	$(58)
Effect on Noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$—	$—	$1	$—	$1

	For the Nine Months Ended September 30, 2026
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$4	$—	$(105)	$—	$(101)
Net changes in fair value hedges	(2)	(10)	107	—	95
Net interest settlements on derivatives (1)	66	(16)	(147)	7	(90)
Price alignment amount (2)	(7)	(1)	(1)	—	(9)
Amortization or accretion of inactive hedging relationships	—	—	(3)	—	(3)
Total effect on net interest income	$61	$(27)	$(149)	$7	$(108)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$2	$—	$—	$—	$2

	For the Nine Months Ended September 30, 2025
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Effect on net interest income:
Amortization or accretion of active hedging relationships	$3	$—	$(166)	$—	$(163)
Net changes in fair value hedges	(8)	1	167	—	160
Net interest settlements on derivatives (1)	200	18	(368)	2	(148)
Price alignment amount (2)	(11)	2	(1)	(4)	(14)
Amortization or accretion of inactive hedging relationships	—	—	(3)	—	(3)
Total effect on net interest income	$184	$21	$(371)	$(2)	$(168)
Effect on noninterest income:
Gains on derivatives not receiving hedge accounting including net interest settlements - noninterest income	$—	$—	$1	$—	$1
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

In addition, the Bank’s board of directors authorized $45 million in voluntary contributions for 2026 consisting of $14 million in voluntary AHP contributions and $31 million in voluntary non-AHP contributions. These amounts were expensed during the first nine months of 2026. Refer to Note 6—Affordable Housing Program and Voluntary Contributions to the Bank’s interim financial statements for additional information regarding voluntary housing contributions expensed during the reported periods.

Selected Financial Data

The following table presents selected financial data for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Statements of Condition (at period end)
Total assets	$166,744	$164,985	$154,113	$146,236	$153,864
Advances	105,208	101,404	95,908	94,978	94,167
Investments (1)	60,340	62,266	56,939	50,049	58,400
Mortgage loans held for portfolio, net	69	72	75	77	81
Consolidated obligations, net (2)	153,726	151,872	141,456	133,641	141,554
Total Capital stock Class B putable	6,146	5,956	5,689	5,607	5,560
Retained earnings	3,100	3,073	3,042	2,994	2,930
Accumulated other comprehensive income (loss)	20	24	(3)	20	(1)
Total capital	9,266	9,053	8,728	8,621	8,489
Statements of Income (for the period ended)
Net interest income	183	203	205	226	212
Standby letters of credit fees	8	8	8	8	6
Net income	126	127	142	163	155
Performance Ratios (%)
Return on average equity (3)	5.71	5.41	6.30	7.39	6.95
Return on average assets (4)	0.32	0.30	0.35	0.41	0.38
Net yield on interest-earning assets	0.47	0.48	0.51	0.58	0.53
Interest-rate spread	0.26	0.28	0.31	0.35	0.28
Regulatory capital ratio (at period end) (5)	5.55	5.48	5.67	5.88	5.52
Total average equity to average assets	5.57	5.52	5.55	5.58	5.50
Dividend payout ratio (6)	78.69	75.22	66.44	60.79	63.47
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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (dollars in millions):

September 30, 2026	$1,134,461
June 30, 2026	1,178,455
March 31, 2026	1,062,463
December 31, 2025	1,017,701
September 30, 2025	1,041,834
(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income (loss), but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
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
The Bank’s short-term funding is generally driven by member advance demand and is achieved through the issuance of consolidated discount notes and short-term consolidated bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, have often sought the Bank’s short-term debt as an asset of choice.
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
Liquidity Reserves for Deposits.
FHFA regulations require the Bank to hold a total amount of obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years, in an amount not less than the amount of total member deposits. The Bank has complied with this requirement throughout the first nine months of 2026.
Operational Liquidity.
In order to ensure adequate operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) each day, Bank policy establishes a daily liquidity target based upon member deposit levels and current day liability maturities and asset settlements. The Bank has met this liquidity requirement throughout the first nine months of 2026.
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
The Liquidity Guidance AB’s measurements of liquidity include a cash flow scenario, on a daily basis, that projects forward the number of days for which the Bank should maintain positive cash balances assuming the renewal of all maturing advances and the maintenance of a liquidity reserve for outstanding standby letters of credit. The measurements of liquidity also include a funding gap measurement of the difference between assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the Bank’s total assets to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity Guidance AB permits an FHLBank to temporarily decrease its liquidity position, in a safe and sound manner, below the stated regulatory levels, as necessary for providing unanticipated extensions of advances to members or draws on standby letters of credit to beneficiaries. The Bank has met this liquidity requirement as directed by the FHFA throughout the first nine months of 2026.

Summary of Cash Flows

The following table presents a summary of net cash provided by (used in) the Bank’s operating, investing, and financing activities (dollars in millions):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$948	$(182)
Investing activities	(21,921)	(5,447)
Financing activities	20,998	5,672
Net change in cash and due from banks	$25	$43

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
As of September 30, 2026, the FHLBanks had $1,288.8 billion in aggregate par value of consolidated obligations issued and outstanding, $154.3 billion of which was attributable to the Bank. Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, can be called upon to repay all or any part of such payment obligation, as determined or approved by the FHFA. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation because of the failure of another FHLBank to meet its obligations. As of September 30, 2026 and December 31, 2025, the FHFA was not required to allocate any obligation among the FHLBanks and the Bank currently believes the likelihood it would have to pay any amounts beyond those for which it is primarily liable is remote. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2026 and December 31, 2025.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for unfunded standby letters of credit as of September 30, 2026.
Refer to Note 11—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Legislative and Regulatory Developments

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. Additionally, the Bank is subject to extensive regulation and supervision, including ongoing monitoring and targeted examinations, by our regulator which could affect our business operations and financial results.

Considering the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A Risk Factors in the Bank’s Form 10-K.

Risk Management

The Bank has exposure to a number of risks in pursuing its business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in the Bank’s 2025 Form 10-K.

Credit Risk

The Bank faces credit risk primarily with respect to its advances, investments, derivatives, and mortgage loans.

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are a major source of the Bank’s credit risk exposure.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of September 30, 2026		As of December 31, 2025
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	13	$608	19	$647
2	65	21,536	65	4,374
3	98	7,990	103	54,532
4	84	60,650	92	20,853
5	24	6,661	31	4,943
6	24	7,545	17	9,156
7	8	207	15	594
8	2	132	—	—
9	1	294	—	—
10	2	68	—	—
Total	321	$105,691	342	$95,099
The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2026	$105,691	$440,654	60.11	16.76	23.13
As of December 31, 2025	95,099	431,730	60.89	17.75	21.36

Investments

The Bank is subject to credit risk on investments consisting of investment securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
The following table presents the Bank’s investments as of September 30, 2026 (dollars in millions), based on the lowest long-term credit ratings assigned by an NRSRO as of that date.

	Carrying Value as of September 30, 2026
	Investment Grade
	AAA	AA	A	BBB	Total
Investment securities:
U.S. Treasury obligations	$—	$5,989	$—	$—	$5,989
State or local housing agency debt obligations	15	1	—	—	16
Government-sponsored enterprises debt obligations	—	360	—	—	360
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	1,569	—	—	1,569
Government-sponsored enterprises residential	—	9,345	—	—	9,345
Government-sponsored enterprises commercial	381	17,111	—	—	17,492
Total mortgage-backed securities	381	28,025	—	—	28,406
Total investment securities	396	34,375	—	—	34,771
Other investments:
Interest-bearing deposits	—	979	1,597	—	2,576
Securities purchased under agreements to resell	—	6,250	4,000	2,000	12,250
Federal funds sold	—	6,068	4,185	490	10,743
Total other investments	—	13,297	9,782	2,490	25,569
Total investments	$396	$47,672	$9,782	$2,490	$60,340

The following tables present the Bank’s unsecured investment credit, by instrument type, according to the location of the parent company of the counterparty (dollars in millions).

	As of September 30, 2026
	Federal Funds Sold	Interest-bearing Deposits	Total
Australia	$1,850	$—	$1,850
Canada	1,558	—	1,558
France	2,000	—	2,000
Germany	2,500	—	2,500
Sweden	2,050	—	2,050
United States of America	785	2,576	3,361
Total	$10,743	$2,576	$13,319

As of September 30, 2026, the total unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities. Australia & New Zealand Banking Group Limited (Australia) and Skandinaviska Enskilda Banken AB (Sweden) were the only counterparties that individually had greater than 10 percent of the Bank’s total unsecured credit exposure; in total, they represented 22.1 percent.

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

The following table presents the derivative positions with counterparties to which the Bank had credit exposure as of September 30, 2026 (dollars in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of September 30, 2026
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Counterparties:
Asset positions with credit exposure:
Single-A	$18,338	$256	$(247)	$9
Cleared derivatives	43,747	7	326	333
Liability positions with credit exposure:
Double-A	1,125	(3)	3	—
Single-A	4,673	(44)	45	1
Total derivative positions with counterparties to which the Bank had credit exposure	$67,883	$216	$127	$343

Mortgage Loans

The credit risk exposure related to mortgage loans is minimal, as described in Item 8, Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies, in the Bank’s Form 10-K.

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

			As of September 30, 2026	As of December 31, 2025
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair value hedges	$14,279	$17,295
		Non-qualifying hedges	27	34
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair value hedges	3,311	5,250
Pay fixed with embedded features, receive variable interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/or offsets embedded option risk in the advance.	Fair value hedges	82	119
		Total	17,699	22,698
Investments
Pay fixed, receive variable interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	9,838	6,930
Pay fixed, receive variable interest-rate swap (with options)	Converts the investment’s fixed rate to a variable-rate index.	Fair value hedges	4,082	1,956
		Total	13,920	8,886
Consolidated Obligation Bonds
Receive fixed, pay variable interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair value hedges	4,371	11,464
Receive fixed, pay variable interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair value hedges	18,809	25,386
		Total	23,180	36,850
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair value hedges	18,697	41,375
Intermediary Positions and Other
Pay fixed, receive variable interest-rate swap, and receive fixed, pay variable interest-rate swap	To offset interest-rate swaps executed with members by executing interest-rate swaps with derivatives counterparties.	Non-qualifying hedges	11	19
Total notional amount			$73,507	$109,828

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years). The Bank’s effective duration exposure measurements as of December 31, 2025 have been updated from the values previously disclosed due to model input updates.

	As of September 30, 2026			As of December 31, 2025
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	0.06	0.15	0.23	0.07	0.13	0.23
Liabilities	0.06	0.05	0.05	0.07	0.07	0.05
Equity	0.13	1.88	3.51	0.13	1.04	3.37
Effective duration gap	—	0.10	0.18	—	0.06	0.18

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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (dollars in millions). The Bank’s market value of equity measurements as of December 31, 2025 have been updated from the values previously disclosed due to model input updates.

	As of September 30, 2026			As of December 31, 2025
	Down 200 Basis Points	Current	Up 200 Basis Points	Down 200 Basis Points	Current	Up 200 Basis Points
Assets	$167,663	$167,325	$166,675	$147,290	$147,043	$146,496
Liabilities	158,463	158,281	158,121	138,697	138,512	138,345
Equity	9,200	9,044	8,554	8,593	8,531	8,151

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

As of September 30, 2026, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2026, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date:	November 5, 2026	By /s/ Reginald T. O’Shields
Name: Reginald T. O’Shields Title: President and Chief Executive Officer

Date:	November 5, 2026	By /s/ Haig H. Kazazian III
Name: Haig H. Kazazian III Title: Executive Vice President and Chief Financial Officer